Form 10-Q
period 2019-06-30
REGIONAL HEALTH PROPERTIES, INC
filed 2019-08-14
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019:  1,688,219 shares of common stock, no par value, were outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I.  Financial Information

Item 1.	Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$1,165	$2,407
Restricted cash	919	1,411
Accounts receivable, net of allowance of $0 and $1,356	1,116	971
Prepaid expenses and other	546	472
Notes receivable	626	610
Assets of disposal group held for sale	21,425	2,204
Total current assets	25,797	8,075
Restricted cash	2,645	2,668
Property and equipment, net	56,038	77,237
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	703	906
Right-of-use operating lease assets	38,963	—
Goodwill	1,585	2,105
Lease deposits and other deposits	517	402
Straight-line rent receivable	6,058	6,301
Notes receivable	214	331
Other assets	74	74
Total assets	$135,065	$100,570
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and other debt	$2,319	$26,397
Accounts payable	4,020	4,361
Accrued expenses and other	3,038	4,461
Operating lease obligation	6,061	—
Liabilities of disposal group held for sale	24,642	1,491
Total current liabilities	40,080	36,710
Notes payable and other debt, net of current portion:
Senior debt, net	47,626	48,317
Bonds, net	6,268	6,599
Other debt, net	11	—
Operating lease obligation	34,756	—
Other liabilities	1,140	2,793
Deferred tax liabilities	44	—
Total liabilities	129,925	94,419
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,688 and 1,688 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	61,948	61,900
Preferred stock, no par value; 5,000 shares authorized; 2,812 and 2,812 shares issued and outstanding, redemption amount $70,288 and $70,288 at June 30, 2019 and December 31, 2018, respectively	62,423	62,423
Accumulated deficit	(119,231)	(118,172)
Total stockholders’ equity	5,140	6,151
Total liabilities and stockholders’ equity	$135,065	$100,570

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental revenues	$5,018	$5,029	$10,156	$10,734
Management fees	238	234	477	468
Other revenues	45	51	92	99
Total revenues	5,301	5,314	10,725	11,301
Expenses:
Facility rent expense	1,640	2,170	3,366	4,341
Cost of management fees	160	154	319	311
Depreciation and amortization	841	1,160	1,864	2,381
General and administrative expense	895	888	1,821	1,767
Provision for doubtful accounts	(74)	2,044	(246)	3,982
Other operating expenses	222	225	630	568
Total expenses	3,684	6,641	7,754	13,350
Income (loss) from operations	1,617	(1,327)	2,971	(2,049)
Other expense:
Interest expense, net	1,724	1,537	3,378	2,812
Loss on extinguishment of debt	1,221	—	1,554	441
Gain on disposal of Assets	—	—	(690)	—
Other expense	47	1	54	10
Total other expense, net	2,992	1,538	4,296	3,263
Loss from continuing operations before income taxes	(1,375)	(2,865)	(1,325)	(5,312)
Income tax expense	—	7	44	33
Loss from continuing operations	$(1,375)	$(2,872)	$(1,369)	$(5,345)
Income (loss) from discontinued operations, net of tax	132	(344)	310	(399)
Net Loss	(1,243)	(3,216)	(1,059)	(5,744)
Preferred stock dividends - undeclared	(2,249)	(1,912)	(4,498)	(3,824)
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(3,492)	$(5,128)	$(5,557)	$(9,568)
Net loss (income) per share of common stock attributable to Regional Health Properties, Inc.
Basic and diluted:
Continuing operations	$(2.14)	$(2.86)	$(3.47)	$(5.52)
Discontinued operations	0.07	(0.20)	0.18	(0.24)
	$(2.07)	$(3.06)	$(3.29)	$(5.76)
Weighted average shares of common stock outstanding:
Basic and diluted	1,688	1,678	1,688	1,655

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

(Unaudited)

For the Three and Six Months ended June 30, 2019	Shares of Common Stock	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2018	1,688	2,812	$61,900	$62,423	$(118,172)	$6,151
Stock-based compensation	—	—	27	—	—	27
Net income	—	—	—	—	184	184
Balances, March 31, 2019	1,688	2,812	61,927	62,423	(117,988)	6,362
Stock-based compensation	—	—	21	—	—	21
Net loss	—	—	—	—	(1,243)	(1,243)
Balances, June 30, 2019	1,688	2,812	$61,948	$62,423	$(119,231)	$5,140

For the Three and Six Months ended June 30, 2018	Shares of Common Stock	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2017	1,647	2,812	$61,724	$62,423	$(106,277)	$17,870
Stock-based compensation	—	—	31	—	—	31
Net loss	—	—	—	—	(2,528)	(2,528)
Balances, March 31, 2018	1,647	2,812	$61,755	$62,423	$(108,805)	15,373
Stock-based compensation	—	—	45	—	—	45
Issuance of restricted stock, net of forfeitures	41	—	—	—	—	—
Net loss	—	—	—	—	(3,216)	(3,216)
Balances, June 30, 2018	1,688	2,812	$61,800	$62,423	$(112,021)	$12,202

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net Loss	$(1,059)	$(5,744)
Income (loss) from discontinued operations, net of tax	(310)	399
Loss from continuing operations	(1,369)	(5,345)
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,864	2,381
Interest paid in kind	354	—
Stock-based compensation expense	48	76
Rent expense in excess of cash paid	185	217
Rent revenue in excess of cash received	(951)	(1,245)
Amortization of deferred financing costs, debt discounts and premiums	126	449
Loss on debt extinguishment	1,554	441
Gain on disposal of assets	(690)	—
Bad debt (benefit) expense	(246)	3,982
Deferred tax expense	44	—
Changes in operating assets and liabilities:
Accounts receivable	441	(395)
Prepaid expenses and other	89	114
Other assets	(54)	35
Accounts payable, and accrued expenses and other	(544)	526
Other liabilities	63	—
Net cash provided by operating activities - continuing operations	914	1,236
Net cash used in operating activities - discontinued operations	(479)	(1,096)
Net cash provided by operating activities	435	140
Cash flows from investing activities:
Proceeds from disposal of assets, net	1,192	—
Purchase of property and equipment	(95)	(266)
Net cash provided by (used in) investing activities - continuing operations	1,097	(266)
Net cash provided by (used in) investing activities	1,097	(266)
Cash flows from financing activities:
Proceeds from debt issuance	—	2,397
Repayment on notes payable	(1,959)	(1,022)
Repayment on bonds payable	(344)	(95)
Debt forbearance and issuance costs	(826)	(50)
Net cash (used in) provided by financing activities - continuing operations	(3,129)	1,230
Net cash used in financing activities - discontinued operations	(34)	(139)
Net cash (used in) provided by financing activities	(3,163)	1,091
Net change in cash and restricted cash	(1,631)	965
Cash and restricted cash, beginning	6,486	5,359
Restricted cash held for sale, ending	126	—
Cash and restricted cash (excluding restricted cash held for sale), ending	$4,729	$6,324

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of cash flow information:
Interest paid	$2,860	$1,996
Income taxes paid	$—	$33
Supplemental disclosure of non-cash activities:
Non-cash payments of long-term debt	$—	$(8,744)
Non-cash payments of convertible debt	—	(1,500)
Non-cash payments of professional liability settlements from financing	—	(2,371)
Non-cash debt issuance costs and prepayment penalties	1,519	(1,238)
Non-cash payments of professional liability settlements from prior insurer	—	(2,850)
Net payments through escrow	$1,519	$(16,703)
Non-cash proceeds from financing	—	13,853
Non-cash proceeds from prior insurer for professional liability settlements	—	2,850
Net proceeds through escrow	$—	$16,703

Non-cash deferred financing	$—	$1,185
Surrender of security deposit	$—	$305
Non-cash proceeds from vendor-financed insurance	$250	$198
Non-cash proceeds from finance lease to purchase fixed assets	$26	$—

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2019

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

As of June 30, 2019, the Company owned, leased, or managed for third parties 28 facilities, primarily in the Southeast United States. Of the 28 facilities, the Company: (i) leased 14 owned facilities and subleased nine (9) leased skilled nursing facilities to third-party tenants; (ii) leased two (2) owned assisted living facilities to third-party tenants; and (iii) managed on behalf of third-party owners two (2) skilled nursing facilities and one (1) independent living facility (see Note 7 – Leases, herein, and Note 7 – Leases located in Part II, Item 8, “Financial Statements and Supplemental Data” in the Annual Report for a more detailed description of the Company’s leases).

On April 15, 2019, the Company entered into a purchase and sale agreement with respect to four (4) owned skilled nursing facilities, with a scheduled closing date, subject to satisfaction or waiver of customary terms and conditions, of August 1, 2019, which could have been extended by up to 15 days. On August 1, 2019, the Company completed the sale of three (3) of the facilities and extended the scheduled closing date, subject to satisfaction or waiver of customary terms and conditions, to August 30, 2019 for the remaining one (1) unencumbered facility. In connection with the sale, the Company repaid the indebtedness owed to Pinecone Realty Partners II, LLC (“Pinecone”) and mortgage indebtedness under the Company’s credit facility with Congressional Bank, a Maryland chartered commercial bank, as successor in interest to Housing & Healthcare Funding, LLC, (the “Quail Creek Credit Facility”) in full with the proceeds thereof. The net cash inflow to the Company after sales commission, transaction expenses, principal, accrued interest and legal fees was approximately $0.4 million. For further information, see Note 10 – Discontinued Operations and Dispositions and Note 15 – Subsequent Events.

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

•	“Charter” refers to the amended and restated articles of incorporation of Regional Health.

Going Concern

For the six months ended and as of June 30, 2019, we had negative working capital of approximately $14.3 million. At June 30, 2019, we had $1.2 million in unrestricted cash and $80.7 million in indebtedness, including current maturities of $26.9 million. The current portion of such indebtedness is comprised of: (i) $20.6 million of long term-debt (including a $0.5 million “tail fee” and a $0.5 million “repayment or acceleration fee”) under a debt refinancing loan agreement dated February 15, 2018, as amended from time to time, between the Company and Pinecone, with an original aggregate principal amount of $16.25 million which refinanced existing mortgage debt (the “Pinecone Credit Facility”), classified as current due to the Company’s then short-term forbearance agreement regarding the Company’s noncompliance with certain covenants under the Pinecone Credit Facility, pursuant to which Pinecone could have exercised its default-related rights and remedies, including the acceleration of the maturity of the debt, upon the termination of the forbearance period under such forbearance agreement (as further discussed below in this note and Note 3 – Liquidity); (ii) $3.9 million of mortgage indebtedness under the Quail Creek Credit Facility which had a maturity date in June 2019; and (iii) other debt of approximately $2.4 million, which includes senior debt and bond and mortgage indebtedness. On August 1, 2019, the Company fully repaid the amounts due under the Pinecone Credit Facility and the Quail Creek Credit Facility using the proceeds from the sale of three (3) of the Company’s facilities. For a period of three months following such repayment, Pinecone will continue to hold a right of first refusal to provide first mortgage financing for any acquisition of a healthcare facility by the Company and an exclusive option to refinance the Company’s existing first mortgage loan (the “Pinecone Financing Option”), with a balance of $5.3 million at June 30, 2019, on the Company’s 124-licensed bed skilled nursing facility located in Alabama known as Coosa Valley Health Care, subject to the terms and conditions of the Pinecone Credit Facility. There is no assurance, however, that the Company will complete the sale of the one (1) remaining unencumbered facility as contemplated by the purchase and sale agreement, or that the Company will otherwise be able to resolve the Pinecone Financing Option.

As of June 30, 2019, the continuation of our business was dependent upon our ability: (i) to comply with the terms and conditions under the Pinecone Credit Facility and the second new amended and restated forbearance agreement, dated March 29, 2019, between the Company and certain of its subsidiaries and Pinecone (the “Second A&R Forbearance Agreement”) as amended on June 13, 2019; and (ii) to refinance or obtain further debt maturity extensions on the Quail Creek Credit Facility, neither of which was entirely within the Company’s control. These factors had created substantial doubt about the Company’s ability to continue as a going concern. However, the Company repaid the Pinecone Credit Facility and Quail Creek Credit Facility on August 1, 2019. If efforts to make such repayment had been unsuccessful, the Company would have been required to seek relief through other available alternatives, including a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might have been necessary if the Company was unable to continue as a going concern. See Note – 10 Discontinued Operations and Dispositions and Note – 15 Subsequent Events for details on a purchase and sale agreement, with respect to the sale of certain of the Company’s facilities. The sale of three (3) such facilities on August 1, 2019 (the “Asset Sale”), and the repayment of all amounts due under the Pinecone Credit Facility and the Quail Creek Credit Facility, have addressed certain factors that had created substantial doubt regarding the Company’s ability to continue as a going concern.

As a result of such repayment, the Company is able to conclude that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results that may be expected for the fiscal year. The consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the unaudited consolidated financial statements in this Quarterly Report together with the historical audited consolidated financial statements of the Company for the year ended December 31, 2018, included in the Annual Report. See Part II, Item 8, “Financial Statements and Supplementary Data”, Note 1 – Summary of Significant Accounting Policies included in the Annual Report, for a description of all significant accounting policies. During the three and six months ended June 30, 2019, there were no material changes to the Company’s policies, except as noted below in Recently Adopted Standards.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reverse Stock Split

On December 27, 2018, the Board authorized a reverse stock split of the issued and outstanding shares of the common stock, at a ratio of one-for-twelve shares (the “Reverse Stock Split”). Shareholder approval for the Reverse Stock Split was obtained at the Company’s annual meeting of shareholders on December 27, 2018 and the Reverse Stock Split became effective on December 31, 2018. At the effective date, every 12 shares of the common stock that were issued and outstanding were automatically combined into one (1) issued and outstanding share of the common stock. Shareholders did not receive fractional shares in connection with the Reverse Stock Split and instead, received an additional whole share of the common stock in lieu thereof. The authorized number of shares, and the par value per share, of the common stock was not affected by the Reverse Stock Split. The Reverse Stock Split also correspondingly affected all outstanding Regional Health equity awards. The Reverse Stock Split was implemented for the purpose of complying with the NYSE American LLC (“NYSE American” or the “Exchange”) continued listing standards regarding low selling price.

All authorized, issued and outstanding stock and per share amounts contained in the accompanying consolidated financial statements have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

Revenue Recognition and Allowances

Triple-Net Leased Properties. The Company’s triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in straight-line rent receivable on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one (1) or more tenant(s) of the Company’s facilities, rental income for the affected facilities is thus recognized only upon cash collection, and any accumulated straight-line rent receivable is thus reversed in the period in which the Company deems rent collection to no longer be probable. Rental revenues for five (5) facilities located in Ohio (until operator transition on December 1, 2018), one (1) facility in North Carolina (until operator transition on March 1, 2019) and four (4) facilities held for sale since April 15, 2019 were recorded on a cash basis during the year ended December 31, 2018, the three months ended March 31, 2019 and the three months ended June 30. 2019, respectively. For additional information with respect to such facilities, see Note 7 – Leases.

Revenue from Contracts with Customers. The Company recognizes management fee revenues as services are provided. The Company has one (1) contract to manage three (3) facilities (the “Management Contract”), with payment for each month of service received in full on a monthly basis. The maximum penalty for service contract nonperformance under the Management Contract is $50,000 per year, payable after the end of the year. Further, the Company recognizes interest income from loans and investments, using the effective interest method when collectability is probable. The Company applies the effective interest method on a loan-by-loan basis.

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

As of June 30, 2019 and December 31, 2018, the Company reserved for approximately $0.0 million and $1.4 million, respectively, of gross patient care related receivables arising from its legacy operations. Allowances for patient care receivables are estimated based on an aged bucket method as well as additional analyses of remaining balances incorporating different payor types. Any changes in patient care receivable allowances are recognized as a component of discontinued operations. All uncollected patient care receivables were fully reserved at June 30, 2019 and December 31, 2018.  Accounts receivable, net, totaled $1.1 million at June 30, 2019 and $1.0 million at December 31, 2018.

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

Pre-paid expenses and other

As of June 30, 2019 and December 31, 2018, the Company had $0.5 million and $0.5 million, respectively, in pre-paid expenses and other, primarily for directors’ and officers’ insurance and mortgage insurance premiums.

Self-Insurance

The Company was self-insured against professional and general liability claims since it discontinued its healthcare operations during 2014 and 2015 in connection with its transition from an owner and operator of healthcare properties to a healthcare property holding and leasing company (the “Transition”). See Part II, Item 8, “Financial Statements and Supplementary Data”, Note 15 – Commitments and Contingencies in the Annual Report for more information. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company’s estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 8 – Accrued Expenses and Other.

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

The following table summarizes real estate tax recognized on our consolidated statement of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2019	2018	2019	2018
Rental revenues	$106	$—	$229	$—
Other operating expenses	106	—	229	—

Also, we now expense certain leasing costs, other than leasing commissions, as they are incurred. Current GAAP provides for the deferral and amortization of such costs over the applicable lease term. Adoption of ASU 2016-02 has not had a material effect on the Company’s consolidated financial statements, other than the initial balance sheet impact of recognizing the right-of-use assets and the right-of-use lease liabilities. Upon adoption, we recognized operating lease assets of $39.8 million on our consolidated balance sheet for the period ended March 31, 2019, which represents the present value of minimum lease payments associated with such leases. Also upon adoption, we recognized operating lease liabilities of $41.5 million, instead of $1.7 million of previously recorded deferred rent recorded in “Other Liabilities” on our consolidated balance sheet for the period ended March 31, 2019. The present value of minimum lease payments was calculated on each lease using a discount rate that approximates our incremental borrowing rate and the current lease term and upon adoption we utilized a discount rate of 7.98% for the Company’s leases. See Note 7– Leases for the Company’s operating leases.

See Part II, Item 8, “Financial Statements and Supplementary Data”, Note 1 – Summary of Significant Accounting Policies included in the Annual Report, for a description of the other accounting pronouncements the Company is currently evaluating.

NOTE 2.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the respective period. Diluted earnings per share is similar to basic earnings per share except: (i) net income or loss is adjusted by the impact of the assumed conversion of convertible debt into shares of common stock; and (ii) the weighted-average number of shares of common stock outstanding includes potentially dilutive securities (such as options, warrants, non-vested common stock and additional shares of common stock issuable under convertible debt outstanding during the period) when such securities are not anti-dilutive. Potentially dilutive securities from options, warrants and unvested restricted shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible debt are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For the six months ended June 30, 2019 and 2018, approximately 0.1 million and 0.1 million shares, respectively, of potentially dilutive securities were excluded from the diluted loss per share calculation because including them would have been anti-dilutive for such periods.

The following tables provide a reconciliation of net (loss) income for continuing and discontinued operations and the number of shares of common stock used in the computation of both basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s, except per share data)	2019	2018	2019	2018
Numerator:
Loss from continuing operations	$(1,375)	$(2,872)	$(1,369)	$(5,345)
Preferred stock dividends - undeclared (1)	(2,249)	(1,912)	(4,498)	(3,824)
Basic and diluted loss from continuing operations	(3,624)	(4,784)	(5,867)	(9,169)
Income (loss) from discontinued operations, net of tax	132	(344)	310	(399)
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(3,492)	$(5,128)	$(5,557)	$(9,568)
Denominator:
Basic - weighted average shares	1,688	1,678	1,688	1,655
Diluted - adjusted weighted average shares (2)	1,688	1,678	1,688	1,655
Basic and diluted loss per share:
Loss from continuing operations attributable to Regional Health	$(2.14)	$(2.86)	$(3.47)	$(5.52)
Income (loss) from discontinued operations, net of tax	0.07	(0.20)	0.18	(0.24)
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(2.07)	$(3.06)	$(3.29)	$(5.76)

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

Going Concern and Overview

For the three and six months ended and as of June 30, 2019, we had negative working capital of $14.3 million. At June 30, 2019, we had $1.2 million in unrestricted cash and $80.7 million in indebtedness, including current maturities of $26.9 million. The current portion of such indebtedness is comprised of: (i) $20.6 million of long term-debt (including a $0.5 million “tail fee” and a $0.5 million “repayment or acceleration fee”) under the Pinecone Credit Facility, classified as current due to the Company’s then short-term forbearance agreement regarding the Company’s noncompliance with certain covenants under the Pinecone Credit Facility, pursuant to which Pinecone could have exercised its default-related rights and remedies, including the acceleration of the maturity of the debt, upon the termination of the forbearance period under such forbearance agreement (as further discussed below in this note); (ii) $3.9 million of mortgage indebtedness under the Quail Creek Credit Facility which matured in June 2019; and (iii) other debt of approximately $2.4 million, which includes senior debt and bond and mortgage indebtedness. On August 1, 2019, the Company fully repaid the amounts due under the Pinecone Credit Facility and the Quail Creek Credit Facility using the proceeds from the sale of three (3) of the Company’s facilities. For a period of three months following such repayment Pinecone will continue to hold a right of first refusal to provide first mortgage financing for any acquisition of a healthcare facility by the Company, and retains the Pinecone Financing Option.

Prior to August 1, 2019, the continuation of our business was dependent upon our ability: (i) to comply with the terms and conditions under the Pinecone Credit Facility and the Second A&R Forbearance Agreement as amended on June 13, 2019; and (ii) to refinance or obtain further debt maturity extensions on the Quail Creek Credit Facility, neither of which was entirely within the Company’s control. These factors had created substantial doubt about the Company’s ability to continue as a going concern.

The Company repaid the Pinecone Credit Facility and Quail Creek Credit Facility on August 1, 2019. If efforts to make such repayment had been unsuccessful, the Company would have been required to seek relief through a number of other available alternatives including a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might have been necessary if the Company was unable to continue as a going concern. See Note – 10 Discontinued Operations and Dispositions and Note – 15 Subsequent Events for details on a purchase and sale agreement, with respect to the sale of certain of the Company’s facilities. The Asset Sale on August 1, 2019, and the repayment of all amounts due under the Pinecone Credit Facility and the Quail Creek Credit Facility, have addressed certain factors that had created substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance, however, that the Company will complete the sale of the one (1) remaining unencumbered facility, as contemplated by the purchase and sale agreement, or that the Pinecone Financing Option will be resolved in the Company’s favor. As a result of such repayment, the Company is able to conclude that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance.

The Company is undertaking measures to grow its operations, streamline its cost infrastructure and otherwise increase liquidity by: (i) refinancing or repaying debt to reduce interest costs and mandatory principal repayments, with such repayment to be funded through potentially expanding borrowing arrangements with certain lenders or raising capital through the issuance of securities after restructuring of the Company’s capital structure; (ii) increasing future lease revenue through acquisitions and investments in existing properties; (iii) modifying the terms of existing leases; (iv) replacing certain tenants who default on their lease payment terms; and (v) reducing other and general and administrative expenses.

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months from the date of this filing. At June 30, 2019, the Company had $1.2 million in unrestricted cash. During the six months ended June 30, 2019, the Company generated positive operating cash flow from continuing operations of $0.9 million.

Series A Preferred Dividend Suspension

On June 8, 2018, the Board indefinitely suspended quarterly dividend payments with respect to the Series A Preferred Stock. Such dividends are currently in arrears with respect to the fourth quarter of 2017, all quarters of 2018, and the first and second quarters of 2019. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.22 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Current Maturities of Debt

As of June 30, 2019, the Company had total current liabilities of $40.1 million and total current assets of $25.8 million, resulting in a working capital deficit of approximately $14.3 million. Included in current liabilities at June 30, 2019 is the $26.9 million current portion of the Company’s $80.7 million in indebtedness. The current portion of such indebtedness is comprised of: (i) $20.6 million of long term-debt (including a $0.5 million “tail fee” and a $0.5 million “repayment or acceleration fee” ) under the Pinecone Credit Facility, classified as current due to the Company’s then short-term forbearance agreement with Pinecone regarding the Company’s noncompliance with certain covenants under the Pinecone Credit Facility pursuant to which Pinecone could have exercised its default-related rights and remedies, including the acceleration of the maturity of the debt, upon the termination of the forbearance period under such forbearance agreement (as further discussed below in this note); (ii) $3.9 million mortgage indebtedness under the Quail Creek Credit Facility which had a maturity date in June 2019; and (iii) other debt of approximately $2.4 million, which includes senior debt and bond and mortgage indebtedness. The Company anticipates net principal repayments of approximately $26.9 million during the next twelve-month period, which includes approximately $20.6 million debt under the Pinecone Credit Facility, $3.9 million of payments under the Quail Creek Credit Facility, $1.3 million of routine debt service amortization, $1.0 million payments on other non-routine debt and $0.1 million payment of bond debt. The Company repaid the Pinecone Credit Facility and Quail Creek Credit Facility on August 1, 2019. For further information, see Note – 10 Discontinued Operations and Dispositions and Note – 15 Subsequent Events.

On February 15, 2018 (the “Closing Date”), the Company entered into the Pinecone Credit Facility with Pinecone, with an aggregate principal amount of $16.25 million, which refinanced existing mortgage debt in an aggregate amount of $8.7 million on three (3) skilled nursing properties known as Attalla, College Park and Northwest (the “Facilities”), and provided additional surplus cash flow of $6.3 million for general corporate needs (see Note 9 – Notes Payable and Other Debt) after deducting approximately $1.25 million in debt issuance costs and prepayment penalties. Regional Health was a guarantor of the Pinecone Credit Facility. Certain of the notes under the Pinecone Credit Facility were also guaranteed by certain wholly-owned subsidiaries of Regional Health. The surplus cash flow from the Pinecone Credit Facility was used to fund $2.4 million of self-insurance reserves for professional and general liability claims with respect to 25 professional and general liability actions, and to fund repayment of $1.5 million in convertible debt. The remaining $2.4 million in surplus cash proceeds from the Pinecone Credit Facility was used for general corporate purposes.

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

Pursuant to the New Forbearance Agreement, the Company and Pinecone amended certain provisions of the Pinecone Loan Documents. Such amendments, among other things: (i) removed the restriction on prepaying the loans during the thirteen (13) month-period after the Closing Date; (ii) provided a thirty (30)-day cure period for certain events of default and a fifteen (15)-day cure period for certain failures to provide information or materials pursuant to the Pinecone Loan Documents; (iii) increased the finance fee payable on repayment or acceleration of the loans, depending on the time at which the loans were repaid ($0.25 million prior to December 31, 2018 and $0.5 million thereafter); and (iv) increased the outstanding principal balance owed by (a) approximately $0.7 million to reimburse Pinecone for its accrued and unpaid expenses and to pay outstanding interest payments for prior interest periods and (b) $1.5 million fee described as a non-refundable payment of additional interest. During the forbearance period under the New Forbearance Agreement, the interest rate reverted from the default rate of 18.5% per annum to the ongoing rate of 13.5% per annum.

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

Pursuant to the A&R New Forbearance Agreement, the Company and Pinecone amended certain provisions of the Loan Agreement. In addition Pinecone consented to the termination, effective January 15, 2019, of the Company’s lease and sublease of two (2) skilled nursing facilities, an 115-bed skilled nursing facility located in East Point, Georgia and an 184-bed skilled nursing facility located in Atlanta, Georgia (the “Omega Facilities”), by mutual consent of the Company and the lessor (affiliate of Omega Healthcare) and the sublessees (affiliates of Wellington Health Services) of each of the Omega Facilities (the “Omega Lease Termination”). The leases of the Omega Facilities were to expire in August 2025, and the A&R New Forbearance Agreement required that the Omega Lease Termination be completed by February 1, 2019.

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

On March 29, 2019, the Company and certain of its subsidiaries entered into the Second A&R Forbearance Agreement with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the Second A&R Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate) with respect to the Specified Defaults under the Loan Agreement. The forbearance period under the Second A&R Forbearance Agreement commenced on March 29, 2019 and could have extended as late as October 1, 2019, unless the forbearance period was earlier terminated as a result of specified termination events, including a default or event of default under the Loan Agreement (other than any Specified Defaults) or any failure by the Company or its subsidiaries to comply with the terms of the Second A&R Forbearance Agreement, including, without limitation, the Company’s obligation to progress with the Asset Sale in accordance with the timeline specified therein.

On June 13, 2019, the Company and certain of its subsidiaries entered into a first amendment (the “Pinecone Amendment”) to the Second A&R Forbearance Agreement, pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the Pinecone Amendment, to extend the timeline to complete the Asset Sale to August 15, 2019.

Pursuant to the Pinecone Amendment, the Company paid an additional non-refundable payment, payable in kind, on June 13, 2019, by increasing the outstanding principal amount owed to Pinecone up to approximately $0.5 million, which replaced approximately $0.2 million of payable in kind fees, under the Second A&R Forbearance Agreement. The forbearance period under the Second A&R Forbearance Agreement remained unchanged by the Pinecone Amendment and could have terminated at any time in accordance with the Second A&R Forbearance Agreement.

Pursuant to the Second A&R Forbearance Agreement, the Company and Pinecone amended certain provisions of the Loan Agreement.  The Second A&R Forbearance Agreement required, among other things, that the Company pursue and complete the Asset Sale which resulted in the repayment in full of all of the Company’s indebtedness to Pinecone and, in connection therewith, the Company pay not less than $0.3 million and not more than $0.55 million in forbearance fees, as well as certain other expenses of Pinecone. Additionally the Second A&R Forbearance Agreement accelerated the previously disclosed 3% finance “tail fee”, 1% prepayment penalty, and 1% break up fee so that such fees and penalties became part of the principal as of April 15, 2019.

Upon the occurrence of an event of default (other than the Specified Defaults), or the expiration or termination of the forbearance period under the Second A&R Forbearance Agreement, Pinecone could have declared the entire unpaid principal balance under the Pinecone Credit Facility, together with all accrued interest and other amounts payable to Pinecone thereunder, immediately due and payable. Subject to the terms of the Pinecone Loan Documents, Pinecone could have foreclosed on the collateral securing the Pinecone Credit Facility (the “Collateral”). The Collateral included, among other things, the Facilities and all assets of the borrowers owning the Facilities, the leases associated with the Facilities and all revenue generated by the Facilities, and rights under a promissory note in the amount of $5.0 million, issued by Regional Health pursuant to the Pinecone Credit Facility in favor of one of its subsidiaries, which subsidiary is a borrower and guarantor under the Pinecone Credit Facility.

In addition, the equity interests in substantially all of Regional Health’s direct and indirect, wholly-owned subsidiaries (the “Pledged Subsidiaries”) were pledged to Pinecone as part of the Collateral. The assets and operations of the Pledged Subsidiaries constituted substantially all of the Company’s assets and operations.

The forbearance period under the Second A&R Forbearance Agreement commenced on March 29, 2019 and may have continued until October 1, 2019, unless earlier terminated in accordance with the Second A&R Forbearance Agreement. The Company repaid the Pinecone Credit Facility and Quail Creek Credit Facility on August 1, 2019, from the proceeds of the Asset Sale. For further information, see Note – 10 Discontinued Operations and Dispositions and Note – 15 Subsequent Events.

Debt Covenant Compliance

As of June 30, 2019, the Company was not in compliance with the covenants for the Pinecone Credit Facility and the Quail Creek Credit Facility. The Company repaid both credit facilities on August 1, 2019. For further information, see Note – 10 Discontinued Operations and Dispositions and Note – 15 Subsequent Events.

Changes in Operational Liquidity

On January 15, 2019, but effective February 1, 2019, the Company agreed to a 10% reduction in base rent, or an aggregate average of approximately $31,000 per month cash rent reduction for the year ending December 31, 2019, and $48,000 per month decrease in straight-line revenue, respectively, for two (2) of the Company’s eight (8) facilities located in Georgia, which are subleased to affiliates of Wellington Health Services (the “Wellington Sublessees”) under agreements dated January 31, 2015, as subsequently amended (the “Wellington Subleases”). The Wellington Subleases due to expire August 31, 2027, relate to the Company’s 134-bed skilled nursing facility located in Thunderbolt, Georgia (the “Tara Facility”) and an 208-bed skilled nursing facility located in Powder Springs, Georgia (the “Power Springs Facility”). Additionally, the Company modified the annual rent escalator to 1% per year from the prior scheduled increase from 1% to 2% previously due to commence on the 1st day of the sixth lease year.

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

On May 21, 2019, the Company received a letter of noncompliance from the NYSE American stating that the Company was not in compliance with the Exchange’s continued listing standards under the timely filing criteria outlined in Section 1007 of the Company Guide because the Company failed to timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2019 (the "Delayed Form 10-Q"), which was due to be filed with the SEC no later than May 20, 2019 (the “Filing Delinquency”). As a result, the Company became subject to the procedures and requirements set forth in Section 1007 of the Company Guide. The Company was provided a six-month cure period during which the Exchange would monitor the Company and the status of the initial delinquent report and any subsequent delinquent reports.

On June 18, 2019, the Company received a letter from NYSE American stating that the Company had regained compliance with the Exchange’s continued listing standards set forth in Part 10 of the Company Guide. Specifically, the Company resolved the continued listing deficiency with respect to sections 134 and 1011 of the Company Guide since the Company filed the Delayed Form 10-Q with the SEC on June 18, 2019.

In 2016, the NYSE American notified the Company that it was not in compliance with certain NYSE American continued listing standards relating to stockholders’ equity. The Company regained compliance with such continued listing standards as a result of the Merger, but there is no assurance that the Company will be able to maintain such compliance in the future. As of June 30, 2019, the Company’s stockholders’ equity of $5.1 million was $0.9 million below the required minimum for compliance with certain NYSE American continued listing standards relating to stockholders’ equity. Specifically, Section 1003(a)(iii) of the Company Guide requires stockholders’ equity of $6.0 million or more if an issuer has reported losses from continuing operations and/or net losses in its five (5) most recent fiscal years. On August 1, 2019, the Company completed the Asset Sale, and the Company repaid its indebtedness under the Pinecone Credit Facility and the Quail Creek Credit Facility with the proceeds of such sale. See Note – 10 Discontinued Operations and Dispositions and Note – 15 Subsequent Events for further information. The Company expects that such debt repayment will enable the Company to comply with the applicable NYSE American continued listing standards regarding stockholders’ equity, although there is no assurance that the Company will successfully maintain such compliance. If the Company falls below the required minimum stockholders’ equity, then the Company could become subject to the procedures and requirements of Section 1009 of the Company Guide and be required to submit a compliance plan describing the actions the Company has taken to regain compliance with the continued listing standards. Alternatively, the Exchange may, among other things, truncate the compliance procedures described in the continued listing standards or initiate immediate delisting proceedings.

The Company’s ability to raise additional capital through the issuance of equity securities and the terms upon which we are able to raise such capital will be adversely affected if we are unable to maintain the listing of the common stock and the Series A Preferred Stock on the NYSE American.

Evaluation of the Company’s Ability to Continue as a Going Concern

Under the accounting guidance related to the presentation of financial statements, the Company is required to evaluate, on a quarterly basis, whether or not the entity’s current financial condition, including its sources of liquidity at the date that the consolidated financial statements are issued, will enable the entity to meet its obligations as they come due arising within one year of the date of the issuance of the Company’s consolidated financial statements and to make a determination as to whether or not it is probable, under the application of this accounting guidance, that the entity will be able to continue as a going concern. The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In applying applicable accounting guidance, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, the Company’s obligations due over the next twelve months (including any potential obligations in connection with the Pinecone Financing Option), as well as the Company’s recurring business operating expenses.

As the Company fully repaid the Pinecone Credit Facility and Quail Creek Credit Facility on August 1, 2019 from the proceeds of the Asset Sale, the Company is able to conclude that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance.

NOTE 4.	CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	June 30, 2019	December 31, 2018
Cash	$1,165	$2,407

Restricted cash:
Cash collateral	64	313
Replacement reserves	—	297
Escrow deposits	855	801
Total	919	1,411
Restricted cash in held for sale	126	—
Total current portion	1,045	1,411

Restricted cash for debt obligations	317	365
HUD and other replacement reserves	2,328	2,303
Total noncurrent portion	2,645	2,668
Total restricted cash	3,690	4,079

Total cash and restricted cash	$4,855	$6,486

Cash collateral—In securing mortgage financing from certain lending institutions, the Company and certain of its wholly-owned subsidiaries are required to deposit cash to be held as collateral in accordance with the terms of such loan agreements.

Replacement reserves—Cash reserves set aside for non-critical building repairs for completion within the next twelve months, pursuant to loan agreements.

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

NOTE 5.	PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	June 30, 2019	December 31, 2018
Buildings and improvements	5-40	$65,681	$88,710
Equipment and computer related	2-10	5,960	7,398
Land	—	2,779	4,131
Construction in process	—	8	43
		74,428	100,282
Less: accumulated depreciation and amortization		(18,390)	(23,045)
Property and equipment, net		$56,038	$77,237

During the three months ended June 30, 2019, the Company transferred $19.7 million of Property and equipment, net, to Assets held for sale and on August 1, 2019, sold approximately $17.0 million of such net assets. See Note 10 – Discontinued Operations and Dispositions and Note 15 – Subsequent Events for further information.

The following table summarizes total depreciation and amortization expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2019	2018	2019	2018
Depreciation	$604	$798	$1,335	$1,606
Amortization	237	362	529	775
Total depreciation and amortization expense	$841	$1,160	$1,864	$2,381

NOTE 6.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment)(a)	Bed Licenses - Separable	Lease Rights	Total
Balances, December 31, 2018
Gross	$22,811	$2,471	$5,015	$30,297
Accumulated amortization	(4,849)	—	(4,109)	(8,958)
Net carrying amount	$17,962	$2,471	$906	$21,339
Acquisitions	—	—	40	40
Transfers - Assets held for sale
Gross	(8,535)	—	—	(8,535)
Accumulated amortization	2,003	—	—	2,003
Fully amortized asset adjustments
Gross	—	—	(300)	(300)
Accumulated amortization	—	—	300	300
Amortization expense	(286)	—	(243)	(529)
Balances, June 30, 2019
Gross	14,276	2,471	4,755	21,502
Accumulated amortization	(3,132)	—	(4,052)	(7,184)
Net carrying amount	$11,144	$2,471	$703	$14,318

(a)	Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 5 – Property and Equipment).

The following table summarizes amortization expense for the six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2019	2018	2019	2018
Bed licenses	$115	$170	$286	$341
Lease rights	122	192	243	434
Total amortization expense	$237	$362	$529	$775

Expected amortization expense for all definite-lived intangibles for each of the years ended December 31 is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2019(a)	$207	$244
2020	414	303
2021	414	23
2022	414	23
2023	414	23
Thereafter	9,281	87
Total expected amortization expense	$11,144	$703

(a)	Estimated amortization expense for the year ending December 31, 2019, includes only amortization to be recorded after June 30, 2019.

The following table summarizes the carrying amount of goodwill:

(Amounts in 000’s)	June 30, 2019	December 31, 2018
Goodwill	$2,945	$2,945
Accumulated impairment losses	(840)	(840)
Transfer - Assets held for sale	(520)	-
Net carrying amount	$1,585	$2,105

The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

NOTE 7.	LEASES

Operating Leases

The Company leases nine (9) skilled nursing facilities from unaffiliated owners under non-cancelable leases, all of which have rent escalation clauses and provisions requiring payment of real estate taxes, insurance and maintenance costs by the lessee. Each of the skilled nursing facilities that are leased by the Company are subleased to and operated by third-party tenants. The Company also leases certain office space located in Atlanta and Suwanee, Georgia. The Atlanta office space is subleased to a third-party entity.

As of June 30, 2019, the Company is in compliance with all operating lease financial covenants.

Subleased facilities

The weighted average remaining lease term for our nine (9) subleased facilities is 8.3 years.

Foster Prime Lease. Eight (8) of the Company’s skilled nursing facilities (collectively, the “Georgia Facilities”) are leased under a single master indivisible arrangement (as amended), by and between the Company and William M. Foster, with a lease termination date of August 31, 2027 (the “Prime Lease”). Under the Prime Lease, a default related to an individual facility may cause a default of the entire Prime Lease. The Company is responsible for the cost of maintaining the Georgia Facilities. On August 14, 2015, the lessor consented to the Company’s sublease of the Georgia Facilities to a third-party tenant. Commencing on July 1, 2016, annual rent increases at 2.0% annually for the remainder of the lease term.

Covington Prime Lease. One of the Company’s facilities is leased under an agreement dated August 26, 2002, as subsequently amended (the “Covington Prime Lease”), by and between the Company and Covington Realty, LLC (“Covington”). On January 11, 2019 the Company and Covington entered into a forbearance agreement (the “Covington Forbearance Agreement”), whereby the Company and Covington agreed that (a) the term of the lease shall be extended from April 30, 2025 until April 30, 2029 (the “Term”); (b) the base rent was reduced by approximately $0.8 million over the remainder of the prior lease term; and (c) the Company shall receive relief from approximately $0.5 million of outstanding lease amounts (the “Rent Due”) as of December 31, 2018. Without waiving any default by the Company or Covington’s rights and remedies, and subject to specified terms and conditions for so long as the Company or the Company’s subtenant are not in default under the lease and the proposed sublease, as the case may be. Covington (including its subsidiaries, affiliates, successors and assigns) will forbear from pursuing its rights against the Company for so long as neither the Company nor its subtenant is not in default under the existing lease, as amended on January 11, 2019, or the new sublease, on the final day of the third, fourth and fifth years following the execution of the new sublease. Covington will release and forever quit claim specified portions of the Rent Due as follows: one-third (1/3) at the end of year three (3) of the new sublease, one-third (1/3) at the end of year four (4) of the new sublease, and one-third (1/3) at the end of year five (5) of the new sublease. The forbearance period under the Covington Forbearance Agreement shall terminate as of the expiration of the Term. At Covington’s option in its sole and absolute business discretion, the Covington Forbearance Agreement and the forbearance period thereunder can be terminated upon the occurrence of certain specified events such as, the Company files a petition for bankruptcy or takes advantage of any other debtor relief law, or an involuntary petition for bankruptcy is filed against the Company, or any other judicial action is taken with respect to the Company by any creditor of the Company or the Company breaches or defaults in performance of any covenant or agreement contained in the Covington Forbearance Agreement. Upon termination of the forbearance period under the Covington Forbearance Agreement, for any reason, Covington may take all steps it deems necessary or desirable to enforce its lease rights as permitted by law or equity.

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

Wellington. Two (2) of the Company’s eight (8) Georgia Facilities, leased under the Prime Lease, are subleased to the Wellington Sublessees under the Wellington Subleases, due to expire August 31, 2027, comprising the Tara Facility and the Power Springs Facility. Effective February 1, 2019, the Company agreed to a 10% reduction in base rent, or in aggregate approximately an average $31,000 per month cash rent reduction for the year ended December 31, 2019, and $48,000 per month decrease in straight-line revenue, respectively for the Tara Facility and the Power Springs Facility combined. Additionally the Company modified the annual rent escalator to 1% per year from the prior scheduled increase from 1% to 2% previously due to commence of the 1st day of the sixth lease year.

Future Minimum Lease Payments

Future minimum lease payments for each of the next five years ending December 31, are as follows:

(Amounts in 000’s)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2019 (2)	$3,156	$(72)	$3,084
2020	6,390	(507)	5,883
2021	6,551	(981)	5,570
2022	6,691	(1,437)	5,254
2023	6,823	(1,875)	4,948
Thereafter	26,790	(10,712)	16,078
Total	$56,401	$(15,584)	$40,817

(1)	Weighted average discount rate 7.98%
(2)	Estimated minimum lease payments for the year ending December 31, 2019 include only payments to be paid after June 30, 2019.

Leased and Subleased Facilities to Third-Party Operators

As of June 30, 2019, the Company leased or subleased 25 facilities (16 owned by the Company and nine (9) leased to the Company, which number was reduced to 22 effective August 1, 2019, due to the sale of three (3) owned facilities, to third-party tenants on a triple net basis, meaning that the lessee (i.e., the third-party tenant of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. The weighted average remaining lease term for our facilities is 8.4 years, and 7.1 years after giving effect to the sale, respectively. See Note – 15 Subsequent Events for further information on the sale of three (3) owned facilities.

Beacon. On August 1, 2015, the Company entered into a lease inducement fee agreement with certain affiliates (collectively, the "Beacon Affiliates") of Beacon Health Management, LLC (“Beacon”), pursuant to which the Company paid a fee of $0.6 million as a lease inducement for certain Beacon Affiliates to enter into sublease agreements and to commence such subleases and transfer operations thereunder (the “Beacon Lease Inducement”). As of December 31, 2017, the balance of the Beacon Lease Inducement was approximately $0.5 million. On April 24, 2018, five (5) Beacon affiliates (the “Ohio Beacon Affiliates”) informed the Company in writing that they would no longer be operating five (5) (four (4) owned and one (1) leased by the Company) of the Company’s facilities located in Ohio (the “Ohio Beacon Facilities”), whose leases were set to expire in 2025, and that they would surrender operation of such facilities to the Company on June 30, 2018. On November 30, 2018, the Ohio Beacon Affiliates, who were ten months in arrears on rental payments, surrendered possession of the Ohio Beacon Facilities and the lease was terminated by mutual consent. Pursuant to such termination, on November 30, 2018, the Company and the Ohio Beacon Affiliates entered into a termination agreement (the “Ohio Beacon Termination Agreement”), whereby the  Ohio Beacon Affiliates agreed to pay a $0.675 million termination fee, payable in 18 monthly installments of $37,500 commencing January 3, 2019 in full satisfaction of the $0.5 million Beacon Lease Inducement and approximately $2.5 million in rent in arrears and approximately $0.6 million of other receivables, such as property taxes and capital expenditures, which discharges each tenant from any and all claims upon completion of the payment plan. The Company intends to enforce its rights under the Ohio Beacon Termination Agreement. As of the date of filing this Quarterly Report, eight (8) such installment payments have been received, but there is no assurance that the Company will be able to obtain payment of the outstanding unpaid termination fee from the Ohio Beacon Affiliates. During the year ended December 31, 2018, the Company recognized revenue on a cash basis with respect to the Ohio Beacon Facilities. During the first quarter of 2018, the Company expensed approximately $0.7 million straight-line rent asset, recorded an allowance of $0.5 million against the Beacon Lease Inducement and recorded approximately $0.3 million allowance for other receivables.

Aspire. On November 30, 2018, the Company subleased the Ohio Beacon Facilities to affiliates (collectively, “Aspire Sublessees”) of Aspire Regional Partners, Inc. (“Aspire”) management formerly affiliated with MSTC Development Inc., pursuant to separate sublease agreements (the “Aspire Subleases”), whereby the Aspire Sublessees took possession of, and commenced operating, the Ohio Beacon Facilities (under Aspire’s operation, the “Aspire Facilities”) as subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Aspire Facilities are comprised of: (i) a 94-bed skilled nursing facility located in Covington, Ohio (the “Covington Facility”); (ii) an 80-bed assisted living facility located in Springfield, Ohio (the “Eaglewood ALF Facility”); (iii) a 99-bed skilled nursing facility located in Springfield, Ohio (the “Eaglewood Care Center Facility”); (iv) a 50-bed skilled nursing facility located in Greenfield, Ohio (the “H&C of Greenfield Facility”); and (v) a 50-bed skilled nursing facility located in Sidney, Ohio (the “Pavilion Care Facility”). Under the Aspire Subleases, a default related to an individual facility may cause a default under all the Aspire Subleases. All Subleases are for an initial term of 10 years, with renewal options, except with respect to term for the H&C of Greenfield Facility, which has an initial five (5) year term, and set annual rent increases generally commencing in the third lease year; from month seven (7) of the Aspire Subleases monthly rent amounts may increase based on each facility’s prior month occupancy, with minimum annual rent escalations of at least 1% generally commencing in the third lease year. Minimum rent receivable for the Covington Facility, the Eaglewood ALF Facility, the Eaglewood Care Center Facility, the H&C of Greenfield Facility and the Pavilion Care Facility for the year ending December 31, 2019 is $0.4 million, $0.5 million, $0.4 million, $0.2 million and $0.2 million per annum, respectively. Additionally, the Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at June 30, 2019.

Symmetry. Affiliates (the “Symmetry Tenants”) of Healthcare Management, LLC (“Symmetry” or “Symmetry Healthcare”) leased the following facilities from the Company, pursuant to separate lease agreements which expire in 2030 (the “Symmetry Leases”): (i) the Company’s 106-bed, skilled nursing facility located in Sylvia, North Carolina (the “Mountain Trace Facility”); (ii) the Company’s 96-bed, skilled nursing facility located in Sumter, South Carolina (the “Sumter Facility”); and (iii) the Company’s 84-bed, skilled nursing facility located in Georgetown, South Carolina (the “Georgetown Facility”). On June 27, 2018, the Company notified Blue Ridge of Sumter, LLC, the tenant with respect to the Sumter Facility (the “Sumter Tenant”), and Blue Ridge on the Mountain, LLC, the tenant with respect to the Mountain Trace Facility (the “Mountain Trace Tenant”), that continued breach of the payment terms of the applicable Symmetry Lease would constitute an event of default. The Symmetry Tenants had alleged that the Company was in material breach of each of the Symmetry Leases with regard to deferred maintenance and were withholding rental payments on the basis of such allegations.

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

Balances, net of allowances as of June 30, 2019 and annualized cash rent under the lease agreements for the Symmetry affiliated facilities is shown below:

(Amounts in 000’s)
Facility Name	Revenue Recognition	Straight- Line Rent Asset	Other (1) Receivables	2018 Original Cash Annual Rent**	% of Total Original Expected 2018 Cash Annual Rent**	Annualized Rent Concession Granted*
South Carolina
Sumter	Straight-line	584	393	836	3.8%	236
Georgetown	Straight-line	245	97	338	1.5%	26
		$829	$490	$1,174	5.3%	$262

(1)	Other receivables balance was reduced by approximately $0.1 million in payments processed on July 1, 2019.

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

Peach Health. On June 18, 2016, the Company entered into a master sublease agreement, as amended on March 30, 2018, (the “Peach Health Sublease”) with affiliates (collectively, “Peach Health Sublessee”) of Peach Health Group, LLC (“Peach Health”), providing that Peach Health Sublessee would take possession of and operate three (3) facilities located in Georgia (the “Peach Facilities”) as subtenant. The Peach Facilities are comprised of: (i) an 85-bed skilled nursing facility located in Tybee Island, Georgia (the “Oceanside Facility”); (ii) a 50-bed skilled nursing facility located in Tybee Island, Georgia (the “Savannah Beach Facility”); and (iii) a 131-bed skilled nursing facility located in Jeffersonville, Georgia (the “Jeffersonville Facility”).

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

At June 30, 2019, there was approximately $1.1 million outstanding on the Peach Line.

C.R. Management. On March 21, 2018, C. R. of Attalla, LLC (the “Attalla Operator”), affiliated with C-Ross Management, filed a voluntary chapter 11 bankruptcy petition in the state of Alabama, due to unpaid back taxes owed to the Internal Revenue Services (the “IRS”) and a large professional and general liability judgement (the “Attalla PLGL Claim”) imposed against it, in order to be granted an automatic stay from any IRS recoupments and any collection attempts from the Attalla PLGL Claim. The Attalla Operator continued to pay its monthly rent obligations under its lease agreement to the Company pursuant to the April 16, 2018, court approved motion for the Attalla Operator to formally assume the Attalla lease.  As of December 31, 2018, the Company had recorded a straight-line rent receivable of approximately $0.6 million. On January 8, 2019, the Attalla Operator bankruptcy filing was dismissed per filing with the bankruptcy court. On August 1, 2019, the Company sold the facility leased to the Attalla Operator and assigned the associated lease, pursuant to the Asset Sale. See Note – 15 Subsequent Events for further information.

Future minimum lease receivables, At June 30, 2019, from the Company’s facilities leased and subleased to third party tenants for each of the next five years ending December 31, are as follows:

(Amounts in 000's) (b)
2019 (a)	$9,224
2020	18,752
2021	19,202
2022	20,442
2023	20,828
Thereafter	83,653
Total	$172,101

(a)	Estimated minimum lease payments for the year ending December 31, 2019 include only payments to be paid after June 30, 2019.
(b)

Excludes the impact of the sale of three (3) facilities completed on August 1, 2019, which amounts to approximately $1.0 million for the year ending December 31, 2019, an average of approximately $2.7 million per year for the following four years and approximately $12.3 million minimum lease receivables thereafter. See Note – 15 Subsequent Events for further information.

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

NOTE 8.	ACCRUED EXPENSES AND OTHER

Accrued expenses and other consist of the following:

(Amounts in 000’s)	June 30, 2019	December 31, 2018
Accrued employee benefits and payroll-related	$298	$326
Real estate and other taxes	755	851
Self-insured reserve (1)	872	1,435
Accrued interest	467	419
Unearned rental revenue	46	138
Other accrued expenses (2)	600	1,292
Total accrued expenses and other	$3,038	$4,461

(1)

The Company self-insures against professional and general liability cases incurred prior to the Transition and uses a third party administrator and outside counsel to manage and defend the claims (see Note 13 - Commitments and Contingencies).

(2)

Includes $0.2 million accrued credit memo for a settlement reached with Hardin, Jesson & Terry, PLC (“Hardin & Jesson”) for outstanding legal services related to the Company’s professional and general liability claims, see Note 13 - Commitments and Contingencies and Note 15 – Subsequent Events).

NOTE 9.	NOTES PAYABLE AND OTHER DEBT

See Part II, Item 8, “Financial Statements and Supplementary Data”, Note 9 – Notes Payable and Other Debt included in the Annual Report for a detailed description of all the Company’s debt facilities.

Notes payable and other debt consists of the following:

(Amounts in 000’s)	June 30, 2019	December 31, 2018
Senior debt—guaranteed by HUD	$32,431	$32,857
Senior debt—guaranteed by USDA (a)	13,515	13,727
Senior debt—guaranteed by SBA (b)	659	668
Senior debt—bonds	6,616	6,960
Senior debt—other mortgage indebtedness	28,382	28,139
Other debt	734	664
Subtotal	82,337	83,015
Deferred financing costs	(1,455)	(1,535)
Unamortized discount on bonds	(156)	(167)
Total debt	80,726	81,313
Less: current portion of debt	2,319	26,397
Debt, net of deferred financing costs included in liabilities held for sale (c)	24,502	—
Notes payable and other debt, net of current portion and net of debt included in liabilities held for sale	$53,905	$54,916

(a)	U.S. Department of Agriculture (“USDA”).
(b)	U.S. Small Business Administration (“SBA”).
(c)	On August 1, 2019, the Company fully extinguished these liabilities. For further information see Note 10 – Discontinued Operations and Dispositions and Note – 15 Subsequent Events.

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		June 30, 2019	December 31, 2018
Senior debt - guaranteed by HUD (b)
The Pavilion Care Center	Red Mortgage	12/01/2027	Fixed	4.16%	$1,163	$1,219
Hearth and Care of Greenfield	Red Mortgage	08/01/2038	Fixed	4.20%	2,027	2,061
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	5,156	5,216
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	8,005	8,099
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	6,959	7,041
Georgetown	Midland State Bank	10/01/2046	Fixed	2.98%	3,522	3,564
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	5,599	5,657
Total					$32,431	$32,857
Senior debt - guaranteed by USDA (c)
Coosa (e)	Metro City	09/30/2035	Prime + 1.50%	7.00%	5,301	5,388
Mountain Trace	Community B&T	01/24/2036	Prime + 1.75%	7.25%	4,073	4,135
Southland	Bank of Atlanta	07/27/2036	Prime + 1.50%	7.00%	4,141	4,204
Total					$13,515	$13,727
Senior debt - guaranteed by SBA (d)
Southland	Bank of Atlanta	07/27/2036	Prime + 2.25%	7.75%	659	668
Total					$659	$668

(a)

Represents cash interest rates as of June 30, 2019 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs, which range from 0.08% to 0.53% per annum.

(b)

For the seven (7) skilled nursing facilities, the Company has term loans insured 100% by HUD with financial institutions. The loans are secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the underlying facility. The loans contain customary events of default, including fraud or material misrepresentations or material omission, the commencement of a forfeiture action or proceeding, failure to make required payments, and failure to perform or comply with certain agreements. Upon the occurrence of certain events of default, the lenders may, after receiving the prior written approval of HUD, terminate the loans and all amounts under the loans will become immediately due and payable. In connection with entering into each loan, the Company entered into a healthcare regulatory agreement and a promissory note, each containing customary terms and conditions.

(c)

For the three (3) skilled nursing facilities, the Company has term loans insured 70% to 80% by the USDA with financial institutions. The loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 1% to 3% through 2019, which declines 1% each year, capped at 1% for the remainder of the first 10 years of the term and 0% thereafter.

(d)	For the one (1) facility, the Company has a term loan with a financial institution, which is insured 75% by the SBA.
(e)	Debt subject to the Pinecone Financing Option.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		June 30, 2019	December 31, 2018
Senior debt - bonds (b)
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,379	$6,610
Eaglewood Bonds Series B	City of Springfield, Ohio	05/01/2021	Fixed	8.50%	237	350
Total					$6,616	$6,960

(a)	Represents cash interest rates as of June 30, 2019. The rates exclude amortization of deferred financing of approximately 0.15% per annum.
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

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		June 30, 2019	December 31, 2018
Senior debt - other mortgage indebtedness
Quail Creek (c)	Congressional Bank	06/30/2019	LIBOR + 4.75%	7.19%	$3,904	$4,059
Meadowood	Exchange Bank of Alabama	05/01/2022	Fixed	4.50%	3,847	3,918
College Park (c)	Pinecone (b)	08/15/2020	Fixed	13.50%	3,024	2,846
Northwest (c)	Pinecone (b)	08/15/2020	Fixed	13.50%	2,993	2,803
Attalla (c)	Pinecone (b)	08/15/2020	Fixed	13.50%	9,636	9,089
Adcare Property Holdings(c)	Pinecone (b)	08/15/2020	Fixed	13.50%	4,978	5,424
Total					$28,382	$28,139

(a)

Represents cash interest rates as of June 30, 2019 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from approximately 0.07% to 0.30% per annum.

(b)

On February 15, 2018, the Company entered into the Pinecone Credit Facility with Pinecone. The Company entered into a number of forbearance agreements, which provided for certain amendments to the Pinecone Credit Facility (for further information see, “Pinecone Credit Facility” below in this Note).

(c)

Debt credit facilities held for sale at June 30, 2019 and subsequently repaid in full on August 1, 2019. For further information see Note 10 – Discontinued Operations and Dispositions and Note 15– Subsequent Events.

(Amounts in 000’s)
Lender	Maturity	Interest Rate		June 30, 2019	December 31, 2018
Other debt
First Insurance Funding	03/01/2020	Fixed	6.19%	$177	$20
Key Bank	08/02/2019	Fixed	0.00%	495	495
McBride Note (a)	09/30/2019	Fixed	4.00%	39	115
South Carolina Department of Health & Human Services (b)	02/24/2019	Fixed	5.75%	—	34
Marlin Covington Finance	3/11/2021	Fixed	20.17%	23	—
Total				$734	$664

(a)

The Company executed an unsecured promissory note in favor of William McBride III, the Company’s former Chairman and Chief Executive Officer, pursuant to a settlement and mutual release agreement dated September 26, 2017, between Mr. McBride and the Company (the “McBride Settlement Agreement”).

(b)

On February 21, 2017, the South Carolina Department of Health and Human Services (“SCHHS”) issued fiscal year 2013 Medicaid audit reports for two (2) facilities operated by the Company during 2013. In its fiscal year 2013 Medicaid audit reports, SCHHS determined that the Company owed an aggregate $0.4 million related to patient-care related payments made by SCHHS during 2013. Repayment of the $0.4 million began on March 24, 2017 in the form of a two-year note bearing interest of 5.75% per annum.

Pinecone Credit Facility

On February 15, 2018, the Company entered into the Pinecone Credit Facility with Pinecone. The Company borrowed an aggregate principal amount of $16.25 million. The Pinecone Credit Facility refinanced existing mortgage debt in an aggregate amount of $8.7 million with respect to the Facilities.

The maturity date of the Pinecone Credit Facility was August 15, 2020 and it originally bore interest at a fixed rate equal to 10% per annum for the first three months after the Closing Date and at a fixed rate equal to 12.5% per annum thereafter, subject to adjustment upon an event of default and specified regulatory events. The Pinecone Credit Facility was secured by, among other things, first priority liens on the Facilities and all tangible and intangible assets of the borrowers owning the Facilities, including all rent payments received from the operators thereof. Accrued and unpaid interest on the outstanding principal amount of the Pinecone Credit Facility was payable in consecutive monthly installments. Unless accelerated by Pinecone, the entire unpaid principal amount of the Pinecone Credit Facility was due on the maturity date, together with all accrued and unpaid interest and a finance fee equal to 3% of the original principal amount.

The Pinecone Credit Facility was subject to customary operating and financial covenants and regulatory conditions for each of the Facilities, which resulted in additional monthly interest charges during any non-compliance and cure period. The Pinecone Credit Facility was prepayable with a prepayment premium equal to 1% of the principal amount being repaid.

The Pinecone Credit Facility and the related documentation provided for customary events of default. Upon the occurrence of certain events of default, Pinecone increased the interest rate to 18.5% during periods not covered by compliance with the relevant forbearance agreement.

On May 10, 2018, management was notified by Pinecone that the certain events of default under the Pinecone Credit Facility had occurred and were continuing. On May 18, 2018, the Company and Pinecone entered into the Original Forbearance Agreement, pursuant to which Pinecone agreed, subject to terms and conditions set forth in the Original Forbearance Agreement, to forbear from exercising its default-related rights and remedies with respect to specified events of default under the Pinecone Credit Facility during the forbearance period provided for therein. The Original Forbearance Agreement outlined a plan of correction whereby the Company could regain compliance under the Pinecone Credit Facility. Requirements set forth in the Original Forbearance Agreement included, among other things, the hiring of a special consultant to advise management on operational improvements and to assist in coordinating overall company strategy. Pursuant to the Forbearance Agreement, the Company and Pinecone agreed to amend certain provisions of the Pinecone Credit Facility. Such amendments, among other things: (i) eliminated the Company’s obligation to complete certain lease assignments to suitably qualified replacement operators; (ii) required the payment of a specified “break-up fee” upon certain events, including prepayment of the Pinecone Credit Facility or a change of control; (iii) increased the ongoing interest rate from 12.5% per annum to 13.5% effective May 18, 2018; and (iv) increased the outstanding principal balance of the Pinecone Credit Facility by 2.5%.

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

Pursuant to the New Forbearance Agreement, the Company and Pinecone agreed to amend certain provisions of the Pinecone Loan Documents. Such amendments, among other things: (i) increased the finance fee payable on repayment or acceleration of the loans, depending on the time at which the loans were repaid ($0.25 million prior to December 31, 2018 and $0.5 million thereafter); and (ii) increased the outstanding principal balance owed by (a) approximately $0.7 million to reimburse Pinecone for its accrued and unpaid expenses and to pay outstanding interest payments for prior interest periods and (b) $1.5 million as a non-refundable payment of additional interest. During the forbearance period under the New Forbearance Agreement, the interest rate reverted from the default rate of 18.5% per annum to the ongoing rate of 13.5% per annum.

Pursuant to the New Forbearance Agreement which amended the Pinecone Loan Documents, the Company hired a financial advisor (a “Financial Advisor”) acceptable to Pinecone to advise management and the Company’s board of directors on operational improvements and to assist in coordinating overall company strategy, whose engagement included assisting the Company to obtain one or more sources of refinancing to repay the obligations under the Pinecone Loan Documents.

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

The A&R New Forbearance Agreement amended the Loan Agreement to, among other things: (i) add a $0.35 million fee (paid in kind) to the loans on a pro rata basis; (ii) provide for the PIK Rate (at a rate of 3.5% ), with such interest to be paid in kind in arrears by increasing the outstanding principal amount of loans held by Pinecone on the first (1st) day of each month; provided that interest accruing at the PIK Rate on each loan and any overdue interest on each loan be paid in cash (a) on the maturity of the loans, whether by acceleration or otherwise, or (b) in connection with any repayment or prepayment of the loans; and (iii) modify the default rate of interest to add an additional 2.5% to the PIK Rate, in addition to the ongoing rate of 13.5%. During the forbearance period under the A&R New Forbearance Agreement, the interest rate to be paid in cash on the first (1st) day of each month was the ongoing rate of 13.5% per annum.

In addition, the A&R New Forbearance Agreement amended the Loan Agreement to require the Company to continue to retain the financial advisor as the Company’s chief restructuring officer (“CRO”) and hire a nationally recognized investment banker reasonably acceptable to Pinecone no later than January 7, 2019 to advise management and the Board on potential asset sale and related transactions and perform valuation debt capacity analyses. By February 28, 2019, the Company and the CRO (whose responsibilities were expanded to include all aspects of transaction planning, including a process of soliciting bids for one or more asset sale or related transactions (the “Bid Solicitation”) had to: (i) complete the Bid Solicitation; and (ii) negotiate in good faith and enter into with Pinecone an agreement that is acceptable to Pinecone, which required, among other things, that the Company engage in a process that culminated in (a) the consummation of one or more asset sales or related transactions and (b) the payment in full in cash of all obligations under the Loan Agreement with the proceeds thereof. As a condition of the A&R New Forbearance Agreement, the Company appointed a Pinecone non-voting observer to attend all meetings of the Board and each committee thereof, subject to certain exceptions described in the A&R New Forbearance Agreement.

On March 29, 2019, the Company and certain of its subsidiaries entered into the Second A&R Forbearance Agreement with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the Second A&R Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate) with respect to the Specified Defaults under the Loan Agreement. The forbearance period under the Second A&R Forbearance Agreement commenced on March 29, 2019 and could have extended as late as October 1, 2019, unless the forbearance period was earlier terminated as a result of specified termination events, including a default or event of default under the Loan Agreement (other than any Specified Defaults) or any failure by the Company or its subsidiaries to comply with the terms of the Second A&R Forbearance

Agreement, including, without limitation, the Company’s obligation to progress with an Asset Sale in accordance with the timeline specified therein (see below for details of an amendment to the Second A&R Forbearance Agreement with respect to such timeline).

Pursuant to the Second A&R Forbearance Agreement, the Company and Pinecone agreed to amend certain provisions of the Loan Agreement. The Second A&R Forbearance Agreement required, among other things (i) that the Company pursue and complete the Asset Sale which resulted in the repayment in full of all of the Company’s indebtedness to Pinecone and, in connection therewith, the Company paid not less than $0.3 million and not more than $0.55 million in forbearance fees, as well as certain other expenses of Pinecone, or (ii) Pinecone’s other disposition of the Loan Agreement as contemplated by the Second A&R Forbearance Agreement. Additionally the Second A&R Forbearance Agreement accelerated the previously disclosed 3% finance “tail fee”, 1% prepayment penalty, and 1% break up fee so that such fees and penalties became part of the principal as of April 15, 2019.

Pinecone First Amendment to the Second A&R Forbearance Agreement

On June 13, 2019 the Company and certain of its subsidiaries entered into the Pinecone Amendment with respect to the Second A&R Forbearance Agreement, pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the Pinecone Amendment, to extend the timeline to complete the Asset Sale to August 15, 2019.

Pursuant to the Pinecone Amendment, the Company paid an additional non-refundable payment, payable in kind, on June 13, 2019, by increasing the outstanding principal amount owed to Pinecone up to approximately $0.5 million, which replaced approximately $0.2 million of payable in kind fees, under the Second A&R Forbearance Agreement.

The forbearance period under the Second A&R Forbearance Agreement remained unchanged by the Pinecone Amendment and may have continued until October 1, 2019, unless earlier terminated in accordance with the Second A&R Forbearance Agreement. The Company repaid the Pinecone Credit Facility on August 1, 2019 from the proceeds of the Asset Sale. See Note – 15 Subsequent Events for further information.

Quail Creek Credit Facility

On April 30, 2019, the Company and a wholly owned subsidiary of the Company (the “Borrower”) and Congressional Bank, a Maryland chartered commercial bank (the “Quail Creek Lender”), amended a term loan agreement dated September 27, 2013, as amended from time to time, with an aggregate principal of $5.0 million, to extend the maturity date of the Quail Creek Credit Facility, with a principal balance of approximately $4.0 million as of March 31, 2019, bearing interest at LIBOR + 4.75%, to June 30, 2019 (the “Maturity Date”), with an option to further extend to July 31, 2019, as discussed below. The Quail Creek Credit Facility was secured by a mortgage on the Quail Creek Facility.

As discussed above, on April 15, 2019, certain subsidiaries of Regional (collectively “Seller”) entered into a Purchase and Sale Agreement (the “PSA”) with affiliates of MED Healthcare Partners LLC (collectively “MED” or “Buyer”), with respect to four (4) skilled nursing facilities owned by the Seller.

The option to further extend the Maturity Date of the Quail Creek Credit Facility to July 31, 2019 (the “Extension Option”), was subject to the Borrower’s satisfaction of the following conditions: (i) Borrower shall have delivered to the  Quail Creek Lender written notice of its intent to exercise the Extension Option no earlier than forty-five (45) days and no later than thirty (30) days prior to the Maturity Date; (ii) no default or event of default shall have occurred; (iii) the closing under the PSA shall have been extended and the PSA shall otherwise still be in full force and effect (including with respect to the Quail Creek Facility); (iv) Quail Creek Lender shall have received such additional information or costs as Quail Creek Lender may request; and (v) Quail Creek Lender shall have approved such extension in its commercially reasonable discretion.  On August 1, 2019, the Company fully repaid the Quail Creek Lender with the proceeds of the sale of the Quail Creek Facility. See Note – 15 Subsequent Events for further information.

Debt Covenant Compliance

As of June 30, 2019, the Company had approximately 23 credit related instruments outstanding that include various financial and administrative covenant requirements, which number was reduced to 18 effective August 1, 2019. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries).  The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

As of June 30, 2019, the Company was not in compliance with the covenants for the Pinecone Credit Facility and the Quail Creek Credit Facility. The Company repaid both credit facilities on August 1, 2019. For further information, see Note – 10 Discontinued Operations and Dispositions and Note – 15 Subsequent Events.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities for the twelve months ended June 30 of the respective year:

For the twelve months ended June 30,	(Amounts in 000’s)
2020 (1)	$26,854
2021	1,689
2022	5,160
2023	1,691
2024	1,779
Thereafter	45,164
Subtotal	$82,337
Less: unamortized discounts	(156)
Less: deferred financing costs, net	(1,455)
Total notes and other debt	$80,726

(1)	Includes $24.5 million for the Pinecone Credit Facility and Quail Creek Credit Facility, which the Company repaid in full on August 1, 2019.
NOTE 10.	DISCONTINUED OPERATIONS AND DISPOSITIONS

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

The following table summarizes the activity of discontinued operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2019	2018	2019	2018
Cost of services	$(132)	$342	$(310)	$394
Interest expense, net	—	2	—	5
Net Income (loss)	$132	$(344)	$310	$(399)

Dispositions

Effective January 15, 2019, and as contemplated by the A&R New Forbearance Agreement, the Company’s lease for the Omega Facilities, which leases were due to expire August 2025 and which Omega Facilities the Company subleased to third party subtenants, were terminated by mutual consent of the Company and the lessor of the Omega Facilities.

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

Held for Sale

On April 15, 2019, certain subsidiaries of Regional entered into the PSA with affiliates of MED, with respect to four (4) skilled nursing facilities owned by the Seller.

Subject to the terms of the PSA, the Seller agreed to sell, and the Buyer agreed to purchase, all of the Seller’s right, title and interest in: (a) that certain 182-bed skilled nursing facility commonly known as Attalla Health & Rehab located in Attalla, AL; (b) that certain 100-bed skilled nursing facility commonly known as Healthcare at College Park located in College Park, GA; (c) the Quail Creek Facility; and (d) that certain 100-bed skilled nursing facility commonly known as Northwest Nursing Center located in Oklahoma City, OK (the “Northwest Facility), (collectively, the “PSA Facilities”). The Buyer’s obligation to complete such purchase and sale was subject to specified closing conditions, which included a 30 day due diligence period (the “Due Diligence Period”).  In consideration therefor, Buyer agreed to pay to Seller the sum of approximately $28.5 million in cash.

On June 11, 2019, the Seller and Buyer entered into an amendment (the “PSA Amendment”) to the PSA. Pursuant to the PSA Amendment, Seller and Buyer agreed that the Due Diligence Period had thus expired as of June 3, 2019 and that the scheduled closing date, subject to satisfaction or waiver of customary terms and conditions, will occur on August 1, 2019, but may be extended by up to fifteen days if Buyer notifies Seller in writing by July 29, 2019 at 5:00 p.m. EST. In accordance with the PSA and PSA Amendment, the Buyer deposited the first deposit of $0.15 million and the second deposit of $0.15 million into an escrow account.

On August 1, 2019, the Seller and Buyer completed the sale of three (3) of the PSA Facilities (the “Sold PSA Facilities”), together with substantially all of the fixtures, equipment, furniture, leases and other assets relating to such facilities, pursuant to an additional amendment to the amendment to the PSA signed on July 31, 2019 (the “PSA NW Amendment”). The aggregate purchase price paid to the Company for the three (3) facilities was $26.1 million, net of $0.175 million from the first and second deposits held in escrow. The remaining earned $0.125 million of deposit in escrow will be applied to the remaining facility sale upon closing. The proceeds from the sale were used to repay the Pinecone Credit Facility and Quail Creek Credit Facility in full.

The Sold PSA Facilities contributed approximately $0.9 million of the Company’s net loss attributable to Regional Health Properties, Inc. common stockholders for the six months ended June 30, 2019, which was comprised of $0.2 million in operational net income offset by $1.1 million of expenses related to the Pinecone Credit Facility forbearance agreements, in "Net loss attributable to Regional Health Properties, Inc. common stockholders" reported in the Consolidated Statement of operations for the six months ended June 30, 2019.

The PSA NW Amendment provides for: (i) the extension of the scheduled closing date for the sale of the Northwest Facility to August 30, 2019, subject to the satisfaction or waiver of customary closing conditions (provided, however, that such closing date may be further extended to September 30, 2019 if MED provides notice to Seller in writing by August 28, 2019 and pays to Seller a non-refundable fee of $0.075 million and (ii) a reduction in the purchase price for the Northwest Facility by approximately $0.1 million for building improvements, thereby bringing the purchase price for the Northwest Facility to approximately $2.3 million. There is no assurance that the sale of the Northwest Facility will be completed by August 30, 2019 (or by September 30, 2019), or will be completed on the terms described above, or will be completed at all.

Assets and liabilities of the disposal group at June 30, 2019 and December 31, 2018, was as follows:

	Held for Sale				Sold
	June 30, 2019 Actual		Actual (a)	Comparative (b)	Actual (c)
	Disposed	Remaining	June 30,	December 31,	December 31,
(Amounts in 000's)	August 1, 2019	August 1, 2019	2019	2018	2018
Restricted cash, current	$126	$—	$126	$145	$—
Accounts receivable	51	—	51	55	—
Lease deposits	—	—	—	—	375
Straight-line rent receivable	932	125	1,057	1,013	704
Buildings and improvements, net	15,551	2,320	17,871	18,081	352
Equipment and computer related, net	272	187	459	495	97
Land, net	1,160	181	1,341	1,341	—
Intangible assets—lease rights, net	—	—	—	—	676
Goodwill	230	290	520	520	—
Assets of disposal group	$18,322	$3,103	$21,425	$21,650	$2,204

Accounts payable	$—	$—	$—	$—	$100
Other liabilities -lease deposits	140	—	140	140	170
Current portion of notes payable and other debt	24,535	—	24,535	24,221	—
Deferred financing costs	(33)	—	(33)	(58)	—
Other liabilities -accrued straight-line rent	—	—	—	—	1,221
Liabilities of disposal group	$24,642	$—	$24,642	$24,303	$1,491

(a)	Total assets and liabilities held for sale, pursuant to the PSA at June 30, 2019.
(b)	Comparative balance of assets and liabilities held for sale pursuant to the PSA at December 31, 2018.
(c)	Actual Omega Lease Termination assets and liabilities held for sale at December 31, 2018 sold during January 2019.

NOTE 11.	COMMON AND PREFERRED STOCK

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

There were no dividends paid on the common stock during the three and six months ended June 30, 2019 and 2018.

Preferred Stock

No dividends were declared or paid on the Series A Preferred Stock for the three and six months ended June 30, 2019 and for the three and six months ended June 30, 2018.

As of June 30, 2019, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $14.4 million of undeclared preferred stock dividends in arrears.  Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company legally available for the payment of distributions, cumulative preferential cash dividends at an annual rate equal to 10.875% of the $25.00 per share stated liquidation preference of the Series A Preferred Stock, which is equivalent to an annual rate of $2.72 per share or $1.9 million per quarter. Dividends on the Series A Preferred Stock, when and as declared by the Board, are payable quarterly in arrears, on March 31, June 30, September 30, and December 31 of each year. On June 8, 2018, the Board determined to continue suspension of the payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Under the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock shall continue to accrue and accumulate regardless of whether such dividends are declared by the Board. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for four (4) dividends periods: (i) the annual dividend rate on the Series A Preferred Stock has increased to 12.875% ,which is equivalent to an annual rate of $3.22 or $2.2 million per quarter, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash; and (ii) the holders of the Series A Preferred Stock will be entitled to vote, as a single class, for the election of two (2) additional directors to serve on the Board, as further described in the Charter.

As of June 30, 2019, the Company had 2,811,535 shares of the Series A Preferred Stock issued and outstanding.

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

For the three and six months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2019	2018	2019	2018
Employee compensation:
Restricted stock	$—	$4	$—	$7
Total employee stock-based compensation expense	$—	$4	$—	$7
Non-employee compensation:
Board restricted stock	$21	$41	$48	$69
Total non-employee stock-based compensation expense	$21	$41	$48	$69
Total stock-based compensation expense	$21	$45	$48	$76

Stock Incentive Plan

The AdCare Health Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Stock Incentive Plan”), was assumed by Regional Health pursuant to the Merger.  As a result of the Merger, all rights to acquire shares of AdCare common stock under any AdCare equity incentive compensation plan have been converted into rights to acquire Regional Health common stock pursuant to the terms of the equity incentive compensation plans and other related documents, if any.  The 2011 Stock Incentive Plan expires March 28, 2021 and provides for a maximum of 168,950 shares of common stock to be issued. The 2011 Stock Incentive Plan permits the granting of incentive or nonqualified stock options and the granting of restricted stock. The plan is administered by the Compensation Committee of the Board (the “Compensation Committee”), pursuant to authority delegated to it by the Board. The Compensation Committee is responsible for determining the employees to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. As of June 30, 2019, the number of securities remaining available for future issuance is 19,421.

In addition to the 2011 Stock Incentive Plan, the Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee.

For the three and six months ended June 30, 2019 and 2018, there were no issuances of common stock options or warrants.

Common Stock Options

The following table summarizes the Company’s common stock option activity for the six months ended June 30, 2019:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2018	15	$47.77	5.4	$—
Granted	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding and Vested, June 30, 2019	15	$47.77	4.9	$—

The following table summarizes the common stock options outstanding and exercisable as of June 30, 2019:

	Stock Options Outstanding			Options Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested, June 30, 2019	Weighted Average Exercise Price
$15.72 - $47.99	10	5.2	$46.84	10	$46.84
$48.00 - $51.60	5	4.2	$49.42	5	$49.42
Total	15	4.9	$47.77	15	$47.77

Common Stock Warrants

The following table summarizes the Company’s common stock warrant activity for the six months ended June 30, 2019:

	Number of Warrants (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2018	85	$45.53	3.7	$—
Granted	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding and Vested, June 30, 2019	85	$45.53	3.2	$—

The following table summarizes the common stock warrants outstanding and exercisable as of June 30, 2019:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested, June 30, 2019	Weighted Average Exercise Price
$0.00- $23.99	9	0.4	$23.16	9	$23.16
$24.00 - $35.99	9	0.4	$30.84	9	$30.84
$36.00 - $47.99	23	1.9	$44.50	23	$44.50
$48.00 - $59.99	42	5.0	$52.99	42	$52.99
$60.00 - $70.80	2	3.9	$70.80	2	$70.80
Total	85	3.2	$45.53	85	$45.53

Restricted Stock

The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2019:

	Number of Shares (000's)	Weighted Avg. Grant Date Fair Value
Unvested, December 31, 2018	48	$6.20
Granted	—	$—
Vested	(19)	$8.65
Forfeited	—	$—
Unvested, June 30, 2019	29	$4.63

For restricted stock unvested at June 30, 2019, $0.1 million in compensation expense will be recognized over the next 1.3 years.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of June 30, 2019, all of the Company’s facilities leased and subleased to third-party operators and managed for third-parties are certified by the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”) and are operational (see Note 7 - Leases).

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

Professional and General Liability Claims. As of June 30, 2019, the Company is a defendant in a total of 16 professional and general liability actions, primarily commenced on behalf of six (6) of our former patients and 10 of our current or prior tenant’s former patients. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died while patients of our facilities due to professional negligence or understaffing. Two (2) such actions, on behalf of the Company’s former patients, are covered by insurance, except that any award of punitive damages would be excluded from such coverage and 10 of such actions relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator and which are subject to such operators’ indemnification obligations in favor of the Company.

During the three months ended March 31, 2019: (i) one (1) action was dismissed, however the plaintiffs have until September 12, 2019 to re-file the action; and (ii) one (1) additional action was filed on February 21, 2019 for a medical injury and improper care and treatment in the State of Arkansas on behalf of a deceased patient, who received care after the Transition, against the then operator affiliated with Skyline Healthcare, LLC (“Skyline”), the Company and CIBC Bancorp USA, Inc. The plaintiff is seeking unspecified compensatory damages for the actual losses and unspecified punitive damages. The Company believes that this action lacks merit and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in the action that has been filed against it.

During the three months ended June 30, 2019, three (3) professional and general liability claims as detailed below were filed against the Company.

On May 14, 2019, the Company was served notice of a personal injury, pain and suffering, medical bills and expenses, and loss of consortium action filed in the State of Georgia by a patient, who received care outside Regional’s date of service (post Transition), against three (3) different unrelated facilities and companies associated with those facilities. One of our tenants, their operator affiliated management Company (Beacon) and the Company are among the named defendants. The plaintiff is seeking unspecified compensatory damages to be determined by jury trial. The complaint claims that medical expenses to date amount to $3.0 million. The Company is indemnified in this action by Beacon and believes that this action lacks merit. The Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in the action that has been filed against it.

On May 31, 2019, the Company was served notice of a medical injury, improper care and treatment case filed in the State of Arkansas on behalf of a patient, who received care outside Regional’s date of service (post-Transition), against the then operator Skyline, the Company and CIBC Bancorp USA, Inc. The plaintiff is seeking unspecified compensatory damages for the actual losses and unspecified punitive damages. The Company believes that this action lacks merit, the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in the action that has been filed against it.

On June 25, 2019, the Company was served notice of a wrongful death and gross medical malpractice action filed in the State of North Carolina by the estate of a patient who died in August 2016, against one (1) of our prior tenants, their operator affiliated management Company (Symmetry), the Company and our new tenant who began operations on March 1, 2019. The plaintiff is seeking unspecified amounts to recover medical and funeral expenses, compensatory damages for pain and suffering, legal expenses and compensation in excess of $25,000 for wrongful death, to be determined by jury trial. The Company believes that the allegations against us are barred due to the tolling of the statute of limitations, and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in the action that has been filed against it.

On March 12, 2018, the Company entered into a separate mediation settlement agreement with respect to 25 actions filed in the State of Arkansas which were pending on such date, pursuant to which the Company paid a specified settlement amount. The aggregate settlement amount for all such 25 actions before related insurance proceeds was $5.2 million. The settlement of each such action was individually approved by the probate court. Under the settlement and release agreement with respect to a particular action, the Company was released from any and all claims arising out of the applicable plaintiff’s care while the plaintiff was a resident of one (1) of the Company’s facilities.

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

The Company paid, net of the Insurance Settlement Amount, an aggregate of approximately $2.4 million in settlement of all 25 actions filed in the State of Arkansas. The probate court approved settlements with respect to three (3) of the 25 Arkansas actions during the quarter ended March 31, 2018 and approximately $0.5 million, was paid from the mediator’s trust account in such settlements.

In the first quarter of 2018, the Company settled four (4) professional and general liability actions (other than those subject to mediation settlement agreements as discussed above) for the total of $670,000.

In the second quarter of 2018, the Company settled one (1) professional and general liability action (other than those subject to mediation settlement agreements as discussed above) for a total of $50,000, payable in 10 monthly installments commencing July 2018.

The outstanding balance as of June 30, 2019 for the above settlements paid by July 31, 2019 was $10,000.

The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other” in the Company’s consolidated balance sheets of $0.9 million and $1.4 million at June 30, 2019 and December 31, 2018, respectively. Additionally as of June 30, 2019 and December 31, 2018, $0.6 million and $0.6 million, respectively, was reserved for settlement amounts in “Accounts payable” in the Company’s consolidated balance sheets. As of June 30, 2019, the Company recorded a $0.2 million accrued credit memo for a settlement reached with Hardin & Jesson for outstanding legal services related to the Company’s professional and general liability claims within “Accrued expenses and other” in the Company’s consolidated balance sheets. For additional information regarding the Company’s self-insurance reserve, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 15 – Commitments and Contingencies included in the Annual Report.

Aria Bankruptcy Proceeding. On May 31, 2016, Highlands Arkansas Holdings, LLC (“HAH”), an affiliate of Aria Health Group, LLC (“Aria”) and nine (9) affiliates of HAH (collectively with HAH, the “Debtors”), filed petitions in the United States Bankruptcy Court for the District of Delaware for relief under Chapter 7. Following venue transfer from the Delaware court, these cases have been settled in the United States Bankruptcy Court for the Eastern District of Arkansas (the “Bankruptcy Court”).

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

Hardin & Jesson Action. On February 25, 2019, the Company was served notice of an action filed in Sebastian County Circuit Court - Fort Smith Division, Arkansas by Hardin & Jesson requesting financial documents from the Company’s predecessor issuer and seeking relief of outstanding amounts for legal services provided to the Company (and certain of its subsidiaries) in the State of Arkansas in relation to professional and general liability claims of approximately $0.5 million. On April 18, 2019, Hardin, Jesson & Terry, PLC amended their filing to correct their initial filing to clarify the claim is against the Company. On May 8, 2019, the Company provided a response denying the allegations. There is no guarantee that the Company will prevail in the action that has been filed against it. On August 5, 2019, the Company received notification from Hardin & Jesson that they had agreed to settle for $0.3 million, see Note 15 – Subsequent Events.

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

McBride Matters

During the three and six months ended June 30, 2019, the Company paid $39,082 and $78,165, respectively to Mr. McBride, the Company’s former Chief Executive Officer and a former director, pursuant to the McBride Settlement Agreement.

Rimland Matters

On May 13, 2019, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”), with Allan J. Rimland, our former Chief Executive Officer, Chief Financial Officer, President and director, who voluntarily resigned his employment effective October 17, 2017, pursuant to which, among other things, and in lieu of any other rights or obligations under Mr. Rimland’s employment agreement, the Company agreed to pay Mr. Rimland $85,000 in cash for claimed breach of employment agreement and for certain compensation alleged to be due and owing and Mr. Rimland released the Company from all claims and liabilities, including those arising out of his employment, and his employment agreement, with the Company (but excluding claims to enforce the provisions of the Settlement Agreement). The Settlement Agreement provides for two (2) monthly payments of $25,000 paid by June 30, 2019, followed by three (3) monthly payments of $11,667, one (1) paid during July 2019, commencing within 10 days of the execution of the agreement and due on the 15th day of each month thereafter.

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

MED Purchase and Sale Agreement

On April 15, 2019, certain subsidiaries of Regional entered into the PSA with affiliates of MED, with respect to four (4) skilled nursing facilities owned by the Seller.

Subject to the terms of the PSA, the Seller agreed to sell, and the MED agreed to purchase, all of the Seller’s right, title and interest in the PSA Facilities. The Buyer’s obligation to complete such purchase and sale was subject to specified closing conditions, which included a Due Diligence Period of 30 days.  In consideration therefor, Buyer shall pay to Seller the sum of approximately $28.5 million in cash.

On June 11, 2019, the Seller and MED entered into the PSA Amendment, pursuant to which Seller and MED agreed, that the Due Diligence Period expired as of June 3, 2019 and that the scheduled closing date, subject to satisfaction or waiver of customary terms and conditions, will occur on August 1, 2019. In accordance with the PSA and PSA Amendment MED deposited the first deposit of $0.15 million and the second deposit of $0.15 million into an escrow account.

On August 1, 2019, the Seller and Buyer completed the sale of three (3) of the PSA Facilities, together with substantially all of the fixtures, equipment, furniture, leases and other assets relating to such facilities, pursuant to the PSA NW Amendment. The aggregate purchase price paid to the Company for the three (3) facilities was $26.1 million, net of $0.175 million from the first and second deposits held in escrow. The remaining earned $0.125 million will be applied to the remaining facility sale upon closing, and the Company paid a $0.4 million sale commission. The proceeds from the sale were used to repay the Pinecone Credit Facility and Quail Creek Credit Facility in full.

The PSA NW Amendment provided for: (i) the extension of the scheduled closing date of the fourth facility, commonly known as Northwest Nursing Center located in Oklahoma City, OK to August 30, 2019, subject to satisfaction or waiver of customary terms and conditions, which may be extended to September 30, 2019, for an additional non-refundable fee of $0.075 million if Buyer notifies Seller in writing by August 28, 2019 at 5:00 p.m. EST; and (ii) a reduction in the purchase price of approximately $0.1 million for building improvements. There is no assurance that the closing will occur on August 30, 2019 as scheduled or by September 30, 2019 if the closing date is extended or that the sale will occur at all.

Pinecone Credit Facility

On August 1, 2019, the Company paid $21.3 million to Pinecone to extinguish all obligations and amounts owed under the Pinecone Credit Facility. However for a period of three months following such repayment, Pinecone will continue to hold a right of first refusal to provide first mortgage financing for any acquisition of a healthcare facility by the Company and the Pinecone Financing Option. The repayment amount was comprised of the following amounts: (i) approximately $20.7 million in principal (net of $0.1 million loan forgiveness); (ii) $0.5 million in interest; and (iii) $0.1 million in legal expenses.

Quail Creek Credit Facility

On August 1, 2019, the Company paid approximately $3.8 million to the Quail Creek Lender to extinguish all obligations and amounts owed under the Quail Creek Credit Facility. The repayment amount was comprised of $3.9 million in principal after application of approximately $0.1 million in restricted cash.

Pro forma Consolidated Balance Sheets

The Company’s unaudited pro forma consolidated balance sheets as of June 30, 2019, illustrate the estimated effects of the Asset Sale as if it had occurred on such date. The unaudited pro forma summarized consolidated balance sheets are presented for informational purposes only and do not purport to be indicative of the Company’s financial results as if the Asset Sale had occurred on such date. Further, the unaudited pro forma consolidated balance sheets should not be viewed as indicative of the Company’s financial results in the future and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and this Quarterly Report.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES
SUMMARIZED UNAUDITED PROFORMA CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2019

	Unaudited	Pro Forma Adjustments		Pro Forma
(Amounts in 000’s)	June 30, 2019			June 30, 2019
ASSETS
Current assets:
Cash	$1,165	$612	(1)	$1,777
Assets of disposal group held for sale	21,425	(18,322)	(2)	3,103
Total current assets	$25,797	$(17,710)		$8,087
Right-of-use operating lease assets	38,963	4,956	(3)	43,919
Total assets	$135,065	$(12,754)		$122,311
LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and other	$3,038	$558	(4)	$3,596
Operating lease obligation	6,061	95	(3)	6,156
Liabilities of disposal group held for sale	24,642	(24,642)	(2)	-
Total current liabilities	$40,080	$(23,989)		$16,091
Notes payable and other debt, net of current portion:
Operating lease obligation	$34,756	$4,862	(3)	$39,618
Other liabilities	1,140			1,140
Total liabilities	$129,925	$(19,127)		$110,798
Stockholders’ equity:
Accumulated deficit	$(119,231)	$6,373	(5)	$(112,858)
Total stockholders' equity	$5,140	$6,373		$11,513
Total liabilities and stockholders' equity	$135,065	$(12,754)		$122,311

Notes

1 - Pro-forma of net cash received by seller at close.

2 – To remove the assets and liabilities held for sale.

3 - Adjustment to the right of use asset and liability due to pro-forma cost of capital.

4 - Payment of accrued interest of facilities sold less an assumed $800 thousand contingent loss - including the Northwest Facility.

5 - Overall impact to equity, net of gain on sale. Includes a contingent loss of $800 thousand for pending sale of Northwest Facility.

Hardin & Jesson

On August 5, 2019, the Company received notification from Hardin & Jesson that they had executed a settlement agreement with the Company pursuant to an action filed in Sebastian County Circuit Court - Fort Smith Division, Arkansas by Hardin & Jesson requesting financial documents from the Company’s predecessor issuer and seeking relief of outstanding amounts for legal services provided to the Company (and certain of its subsidiaries) in the State of Arkansas in relation to professional and general liability claims of approximately $0.5 million. On April 18, 2019, Hardin & Jesson amended their filing to correct their initial filing to clarify the claim is against the Company. On May 8, 2019, the Company provided a response denying the allegations. The settlement agreement provides for an agreed net outstanding liability of $0.3 million and provides for monthly payments of $13,888 beginning July 1, 2019, and continuing on the first day of each month thereafter until the $0.3 million liability is paid in full. As of the date of filing this Quarterly Report the Company has made two (2) of the required payments, in accordance with the terms of the agreement.

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

Overview

Regional Health, through its subsidiaries, is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living.  Our business primarily consists of leasing and subleasing healthcare facilities to third-party tenants. As of June 30, 2019, the Company owned, leased, or managed for third parties 28 facilities primarily in the Southeast.

On April 15, 2019 the Company entered into a purchase and sale agreement with respect to four (4) owned skilled nursing facilities, with a scheduled closing date, subject to satisfaction or waiver of customary terms and conditions, of August 1, 2019.

On August 1, 2019, the Company completed the sale of three (3) of the facilities and realized gross proceeds of $26.1 million in cash and further extended the scheduled closing date, subject to satisfaction or waiver of customary terms and conditions, to August 30, 2019 for the remaining one (1) unencumbered facility. In connection with the sale the Company repaid the Pinecone Credit Facility and Quail Creek Credit Facility in full with the proceeds thereof. The net cash inflow to the Company after sales commission, transaction expenses, principal, accrued interest and legal fees was approximately $0.4 million.

For further information, see Note 10 – Discontinued Operations and Dispositions and Note 15 – Subsequent Events, Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)” in this Quarterly Report.

The operators of the Company’s facilities provide a range of health care and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

Liquidity.

Going Concern and Overview

For the six months ended and as of June 30, 2019, we had negative working capital of approximately $14.3 million. At June 30, 2019, we had $1.2 million in unrestricted cash and $80.7 million in indebtedness, including current maturities of $26.9 million. The current portion of such indebtedness is comprised of: (i) $20.6 million of long term-debt (including a $0.5 million “tail fee” and a $0.5 million “repayment or acceleration fee”) under the Pinecone Credit Facility, classified as current due to the

Company’s then short-term forbearance agreement regarding the Company’s noncompliance with certain covenants under the Pinecone Credit Facility, pursuant to which Pinecone could have exercised its default-related rights and remedies, including the acceleration of the maturity of the debt, upon the termination of the forbearance period under such forbearance agreement (as further discussed below in this note); (ii) $3.9 million of mortgage indebtedness under the Quail Creek Credit Facility maturing in June 2019; and (iii) other debt of approximately $2.4 million, which includes senior debt and bond and mortgage indebtedness.

The continuation of our business was dependent upon our ability: (i) to comply with the terms and conditions under the Pinecone Credit Facility and the Second A&R Forbearance Agreement (as amended by the Pinecone Amendment); and (ii) to refinance or obtain further debt maturity extensions on the Quail Creek Credit Facility, neither of which was entirely within the Company’s control. Those factors had created substantial doubt about the Company’s ability to continue as a going concern.

The Company repaid the Pinecone Credit Facility and Quail Creek Credit Facility on August 1, 2019. If efforts to make such repayment had been unsuccessful, the Company would have been required to seek relief through other available alternatives, including a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might have been necessary if the Company was unable to continue as a going concern. See Note – 10 Discontinued Operations and Dispositions and Note – 15 Subsequent Events, to our consolidated financial statements in Part I, Item 1, “Financial Statements (unaudited)” in this Quarterly Report for details on a purchase and sale agreement, with respect to the sale of certain of the Company’s facilities. The Asset Sale, and the repayment of all amounts due under the Pinecone Credit Facility and the Quail Creek Credit Facility, have addressed certain factors that had created substantial doubt regarding the Company’s ability to continue as a going concern.

As a result of such repayment, the Company is able to conclude that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance.

The Company is undertaking measures to grow its operations, streamline its cost infrastructure and otherwise increase liquidity by: (i) refinancing or repaying debt to reduce interest costs and mandatory principal repayments, with such repayment to be funded through potentially expanding borrowing arrangements with certain lenders or raise capital through the issuance of securities after restructuring of the Company’s capital structure; (ii) increasing future lease revenue through acquisitions and investments in existing properties; (iii) modifying the terms of existing leases; (iv) replacing certain tenants who default on their lease payment terms; and (v) reducing other and general and administrative expenses.

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months from the date of this filing. At June 30, 2019, the Company had $1.2 million in unrestricted cash. During the six months ended June 30, 2019, the Company generated positive cash flow from continuing operations of $0.9 million.

Portfolio

The following table provides summary information regarding the number of facilities and related licensed beds/units as of June 30, 2019:

	Owned		Leased		Managed for Third Parties		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
State
Alabama (1)	3	412	—	—	—	—	3	412
Georgia (1)	4	495	8	884	—	—	12	1,379
North Carolina	1	106	—	—	—	—	1	106
Ohio	4	291	1	99	3	332	8	722
Oklahoma (1)	2	218	—	—	—	—	2	218
South Carolina	2	180	—	—	—	—	2	180
Total	16	1,702	9	983	3	332	28	3,017
Facility Type
Skilled Nursing (1)	14	1,516	9	983	2	249	25	2,748
Assisted Living	2	186	—	—	—	—	2	186
Independent Living	—	—	—	—	1	83	1	83
Total	16	1,702	9	983	3	332	28	3,017

(1)

On April 15, 2019 the Company entered into the PSA with respect to four (4) owned skilled nursing facilities, which PSA was amended on June 11, 2019 and again on July 31, 2019. On August 1, 2019, the Seller and Buyer completed the sale of three (3) of the PSA Facilities, together with substantially all of the fixtures, equipment, furniture, leases and other assets relating to such facilities. See Note 15 – Subsequent Events, Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)” in this Quarterly Report.

The following table provides summary information regarding the number of facilities and related licensed beds/units giving effect to the sale of three (3) of the PSA Facilities as of August 1, 2019:

	Owned		Leased		Managed for Third Parties		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
State
Alabama	2	230	—	—	—	—	2	230
Georgia	3	395	8	884	—	—	11	1,279
North Carolina	1	106	—	—	—	—	1	106
Ohio	4	291	1	99	3	332	8	722
Oklahoma (1)	1	100	—	—	—	—	1	100
South Carolina	2	180	—	—	—	—	2	180
Total	13	1,302	9	983	3	332	25	2,617
Facility Type
Skilled Nursing (1)	11	1,116	9	983	2	249	22	2,348
Assisted Living	2	186	—	—	—	—	2	186
Independent Living	—	—	—	—	1	83	1	83
Total	13	1,302	9	983	3	332	25	2,617

(1)

Excludes the impact of the PSA NW Amendment entered into on July 31, 2019, which provided for the extension of the scheduled closing date of the sale of the fourth facility to August 30, 2019, subject to satisfaction or waiver of customary terms and conditions, which may be extended to September 30, 2019.

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation as of June 30, 2019:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management (3)	8	971
Aspire	5	390
Wellington Health Services	2	342
Peach Health	3	266
Symmetry Healthcare (2)	2	180
Beacon Health Management	2	212
Southwest LTC (3)	2	218
Vero Health (2)	1	106
Subtotal	25	2,685
Regional Health Managed	3	332
Total	28	3,017

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

(2)

On March 1, 2019, the Company transferred operations of the 106-bed Mountain Trace Facility to Vero Health, an affiliate of Vero Health Management. See Note 7 – Leases to our consolidated financial statements in Part I, Item 1, “Financial Statements (unaudited)” in this Quarterly Report.

(3)

Excludes the impact of the PSA (and PSA Amendment), the Company entered into on April 15, 2019 with respect to four (4) owned skilled nursing facilities (two (2) facilities per operator affiliation. See Note 10 – Discontinued operations and Dispositions and Note 15 – Subsequent Events, Notes to our consolidated financial statements in Part I, Item 1, “Financial Statements (unaudited)” in this Quarterly Report.

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation giving effect to the sale of three (3) of the PSA Facilities as of August 1, 2019:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management	6	689
Aspire	5	390
Wellington Health Services	2	342
Peach Health	3	266
Symmetry Healthcare	2	180
Beacon Health Management	2	212
Southwest LTC (2)	1	100
Vero Health	1	106
Subtotal	22	2,285
Regional Health Managed	3	332
Total	25	2,617
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

(2)

Excludes the impact of the PSA NW Amendment entered into on July 31, 2019, which provided for the extension of the scheduled closing date of the sale of the fourth facility to August 30, 2019, subject to satisfaction or waiver of customary terms and conditions, which may be extended to September 30, 2019.

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Three Months Ended
Operating Metric (1)	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
Occupancy (%) (2)	80.4%	79.7%	80.8%	80.7%

(1)

Excludes the four (4) PSA Facilities, Mountain Trace Facility, five (5) facilities in Ohio, three (3) managed facilities, and three (3) Peach Facilities, which were operated by affiliates of New Beginnings Care LLC prior to their bankruptcy and are currently operated by affiliates of Peach Health for all periods presented. Occupancy for the Savannah Beach Facility, the one (1) facility among the Peach Facilities which was not decertified by CMS, for the three months ending September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019, was 83.8%, 87.6%, 86.6% and 84.1%, respectively.

(2)	Occupancy percentages are based on licensed beds.

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown as of June 30, 2019:

		Licensed Beds		Annual Lease Revenue (1)
	Number of Facilities	Amount	Percent (%)	Amount '000's	Percent (%)
2023	1	62	2.3%	$263	1.3%
2024	1	126	4.7%	965	4.9%
2025	5	587	21.9%	4,068	20.5%
2026	—	—	0.0%	—	0.0%
2027	8	884	32.9%	7,748	39.1%
2028	4	328	12.2%	2,352	11.9%
2029	1	106	3.9%	538	2.7%
Thereafter	5	592	22.1%	3,884	19.6%
Total	25	2,685	100.0%	$19,818	100.0%
(1)	Straight-line rent.

The following table provides summary information regarding our lease expirations for the years shown giving effect to the sale of three (3) of the PSA Facilities as of August 1, 2019:

		Licensed Beds		Annual Lease Revenue (1)
	Number of Facilities	Amount	Percent (%)	Amount '000's	Percent (%)
2023	1	62	2.7%	$263	1.5%
2024	1	126	5.5%	965	5.7%
2025 (2)	3	369	16.1%	2,606	15.3%
2026	—	—	0.0%	—	0.0%
2027	8	884	38.7%	7,748	45.3%
2028	4	328	14.4%	2,352	13.8%
2029	1	106	4.6%	538	3.2%
Thereafter	4	410	18.0%	2,601	15.2%
Total	22	2,285	100.0%	$17,073	100.0%
(1)	Straight-line rent.
(2)

Excludes the impact of the PSA NW Amendment entered into on July 31, 2019, which provided for the extension of the scheduled closing date of the sale of the fourth facility to August 30, 2019, subject to satisfaction or waiver of customary terms and conditions, which may be extended to September 30, 2019.

Acquisitions

There were no acquisitions during the three and six months ended June 30, 2019. For historical information regarding the Company’s acquisitions, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 10 – Acquisitions and Dispositions included in the Annual Report.

Divestitures

Effective January 15, 2019, and as contemplated by the A&R New Forbearance Agreement, the Company’s lease for the Omega Facilities (two (2) facilities located in Georgia), which leases were due to expire August 2025 and which Omega Facilities the Company subleased to third party subtenants, were terminated by mutual consent of the Company and the lessor of the Omega Facilities.

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

On August 1, 2019, the Company and affiliates of MED completed the sale of three (3) of the PSA Facilities, together with substantially all of the fixtures, equipment, furniture, leases and other assets relating to such facilities, pursuant to an additional amendment to the PSA signed on July 31, 2019 (the “PSA NW Amendment”). The aggregate purchase price paid to the Company for the three (3) facilities was $26.1 million net of $0.175 million from the first and second deposits held in escrow, the remaining earned $0.125 million deposit will be applied to the remaining facility sale upon closing, the Company paid $0.4 million sale commission. The proceeds from the sale were used to repay the Pinecone Credit Facility and Quail Creek Credit Facility in full. For further information on the above transactions, see Note 9 – Notes Payable and Other Debt, Note 10 – Discontinued Operations and Dispositions and Note 15 – Subsequent Events to the Company's Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in 000’s)	2019	2018	Percent Change (*)	2019	2018	Percent Change (*)
Revenues:
Rental revenues	$5,018	$5,029	(0.2)%	$10,156	$10,734	(5.4)%
Management fees	238	234	1.7%	477	468	1.9%
Other revenues	45	51	(11.8)%	92	99	(7.1)%
Total revenues	5,301	5,314	(0.2)%	10,725	11,301	(5.1)%
Expenses:
Facility rent expense	1,640	2,170	(24.4)%	3,366	4,341	(22.5)%
Cost of management fees	160	154	3.9%	319	311	2.6%
Depreciation and amortization	841	1,160	(27.5)%	1,864	2,381	(21.7)%
General and administrative expenses	895	888	0.8%	1,821	1,767	3.1%
Provision for doubtful accounts	(74)	2,044	NM	(246)	3,982	NM
Other operating expenses	222	225	(1.3)%	630	568	10.9%
Total expenses	3,684	6,641	(44.5)%	7,754	13,350	(41.9)%
Income (loss) from operations	1,617	(1,327)	NM	2,971	(2,049)	NM
Other expense:
Interest expense, net	1,724	1,537	12.2%	3,378	2,812	20.1%
Loss on extinguishment of debt	1,221	—	NM	1,554	441	NM
Gain on disposal of assets	—	—	NM	(690)	—	NM
Other expense	47	1	NM	54	10	NM
Total other expense, net	2,992	1,538	94.5%	4,296	3,263	31.7%
Loss from continuing operations before income taxes	(1,375)	(2,865)	(52.0)%	(1,325)	(5,312)	(75.1)%
Income tax expense	—	7	(100.0)%	44	33	33.3%
Loss from continuing operations	(1,375)	(2,872)	(52.1)%	(1,369)	(5,345)	(74.4)%
Income (loss) from discontinued operations, net of tax	132	(344)	(138.4)%	310	(399)	(177.7)%
Net Loss	$(1,243)	$(3,216)	(61.3)%	$(1,059)	$(5,744)	(81.6)%

*	Not meaningful (“NM”).

Three Months Ended June 30, 2019 and 2018

Rental revenues—Rental revenue decreased by approximately 0.2%, to $5.0 million for the three months ended June 30, 2019, compared with $5.0 million for the same period in 2018. The slight decrease reflects approximately $0.6 million related to the Omega Lease Termination, approximately $0.1 million due to an amendment to the Wellington Subleases off-set by approximately $0.6 million rent received in the current year by affiliates of Aspire for the facilities operated by Ohio Beacon Affiliates in the prior year who stopped paying rent and the recognition of $0.1 million of property tax income as a result of the Company’s adoption on ASC 842. The Company recognizes all rental revenues on a straight line rent accrual basis, except with respect to the Ohio Beacon Affiliates in the prior year and the Mountain Trace Facility while operated by an affiliate of Symmetry for January and February 2019 and the MED Facilities held for sale during the current quarter, for which rental revenue was recognized based on cash received.

Facility rent expense—Facility rent expense decreased by approximately $0.6 million, or 24.4%, to $1.6 million for the three months ended June 30, 2019, compared with $2.2 million for the same period in 2018. The net decrease is due to the Omega Lease Termination and Covington Forbearance Agreement.

Depreciation and amortization—Depreciation and amortization expense decreased by approximately $0.4 million, or 27.5%, to $0.8 million for the three months ended June 30, 2019, compared with $1.2 million for the same period in 2018. The decrease is mainly due to equipment and computer related assets being fully depreciated and the cessation of depreciation and amortization on assets held for sale in the current quarter.

General and administrative—General and administrative costs increased by 0.8%, to $0.9 million for the three months ended June 30, 2019, compared with $0.9 million for the same period in 2018. The slight net increase is due to approximately $0.1 million in business consulting and legal expenses incurred in relation to the Pinecone forbearance agreements predominately offset by a continued decrease in auditing, accounting and other expenses of approximately $0.1 million.

Provision for doubtful accounts—Provision for doubtful accounts expense decreased by approximately $2.1 million, to a benefit of $0.1 million for the three months ended June 30, 2019, compared with $2.0 million for the same period in 2018. The current year gain is related to the collection of the Ohio Beacon Affiliates lease termination payment plan, while the prior year expense is due to the recording of an allowance of approximately $1.5 million on a $3.0 million note issued to Skyline in relation to their purchase of nine (9) former facilities of the Company located in Arkansas, due to Skyline’s bankruptcy and an allowance for the balances owed by the Mountain Trace Tenant and the associated write-off of the straight-line rent receivable.

Interest expense, net—Interest expense increased by approximately $0.2 million, or 12.2%, to $1.7 million for the three months ended June 30, 2019, compared with $1.5 million for the same period in 2018. The increase is mainly due to the net increase of debt principal year over year and increased interest rates related to the Pinecone Credit Facility.

Loss on extinguishment of debt—The loss from extinguishment of debt was $1.2 million for the three months ended June 30, 2019. The current period expense is due to fees related to provisions in the Second A&R Forbearance Agreement and the Pinecone Amendment.

Income (loss) Discontinued operations, net of tax— The income (loss) from discontinued operations decreased by $0.4 million, or 138.4%, to a benefit of $0.1 million for the three months ended June 30, 2019, compared with $0.3 million expense for the same period in 2018. The decrease is due to a $0.2 million adjustment recorded on amounts owed to Hardin & Jesson and $0.2 million related to lower professional and general legal expenses, and bad debt expense.

Six Months Ended June 30, 2019 and 2018

Rental revenues—Rental revenue decreased by approximately $0.5 million, or 5.4%, to $10.2 million for the six months ended June 30, 2019, compared with $10.7 million for the same period in 2018. The decrease reflects approximately $1.1 million related to the Omega Lease Termination, approximately $0.2 million due to an amendment to the Wellington Subleases and approximately $0.1 million in aggregate lower rent for our facilities where we have changed operator compared to the prior year, partially off-set by approximately $0.6 million rent received in the current year by affiliates of Aspire for the facilities operated by Ohio Beacon Affiliates in the prior year who stopped paying rent and the recognition of approximately $0.3 million of property tax income as a result of the Company’s adoption on ASC 842. The Company recognizes all rental revenues on a straight line rent accrual basis, except with respect to the Ohio Beacon Affiliates in the prior year and the Mountain Trace Facility while operated by an affiliate of Symmetry for January and February 2019 and the MED Facilities held for sale during the current quarter, for which rental revenue was recognized based on cash received.

Facility rent expense—Facility rent expense decreased by approximately $0.9 million, or 22.5%, to $3.4 million for the six months ended June 30, 2019, compared with $4.3 million for the same period in 2018. The net decrease is due to the Omega Lease Termination and Covington Forbearance Agreement.

Depreciation and amortization—Depreciation and amortization expense decreased by approximately $0.5 million, or 21.7%, to $1.9 million for the six months ended June 30, 2019, compared with $2.4 million for the same period in 2018. The decrease is mainly due to equipment and computer related assets being fully depreciated and the cessation of depreciation and amortization on assets held for sale in the current quarter.

General and administrative—General and administrative costs increased by 3.1%, to $1.8 million for the six months ended June 30, 2019, compared with $1.8 million for the same period in 2018. The net increase is due to approximately $0.35 million in business consulting and legal expenses incurred in relation to the Pinecone forbearance agreements partially offset by a continued decrease in auditing, accounting and other expenses of approximately $0.3 million.

Provision for doubtful accounts—Provision for doubtful accounts expense decreased by approximately $4.2 million, to a benefit of $0.2 million for the six months ended June 30, 2019, compared with $4.0 million for the same period in 2018. The current year gain is related to the collection of the Ohio Beacon Affiliates lease termination payment plan, while the prior year expense is due to the Ohio Beacon Affiliates notifying the Company of their plan to cease operating our properties on June 30, 2018 and, the Company recording allowances for balances owed by the Ohio Beacon Affiliates and Mountain Trace Tenant, and the associated write-off of the straight-line rent receivable. The Company had also recorded an allowance of approximately $2.0 million on a $3.0 million note issued to Skyline in relation to their purchase of nine (9) former facilities of the Company located in Arkansas, due to Skyline’s bankruptcy.

Other operating expenses—Other operating expenses increased by approximately 10.9%, to $0.6 million for the six months ended June 30, 2019, compared with $0.6 million for the same period in 2018. The slight increase is predominately due to approximately $0.2 million incurred in legal fees and other partially off-set by approximately $0.1 million in lower property tax expense related to transitioning operators for the Ohio Beacon Facilities and Mountain Trace Facility in the prior year and recording property tax expense in accordance with ASC 842.

Interest expense, net—Interest expense increased by approximately $0.6 million, or 20.1%, to $3.4 million for the six months ended June 30, 2019, compared with $2.8 million for the same period in 2018. The increase is mainly due to the net increase of debt principal year over year and increased interest rates related to the Pinecone Credit Facility.

Loss on extinguishment of debt—The loss from extinguishment of debt increased by approximately $1.2 million, to $1.6 million for the six months ended June 30, 2019, compared with $0.4 million for the same period in 2018. The current period expense is due to the Second A&R Forbearance Agreement, while the prior period expense is due to pre-payment penalties of $0.2 million and $0.2 million in expensed deferred financing fees from the repayment of debt in connection with the Pinecone Credit Facility.

Gain on disposal of Assets— The gain on disposal of assets of $0.7 million for the six months ended June 30, 2019, is due to the Omega Lease Termination.

Income (loss) Discontinued operations, net of tax— The income (loss) from discontinued operations decreased by $0.7 million, or 177.7%, to a benefit of $0.3 million for the six months ended June 30, 2019, compared with $0.4 million expense for the same period in 2018. The decrease is due to adjustments to bad debt expense and lower professional and general legal expenses as the Company nears completion of its legacy professional and general liability claims and Transition vendor settlements.

Liquidity and Capital Resources

Current Maturities of Debt

As of June 30, 2019, the Company had total current liabilities of $40.1 million and total current assets of $25.8 million, resulting in a working capital deficit of approximately $14.3 million. Included in current liabilities at June 30, 2019 is the $26.9 million current portion of the Company’s $80.7 million in indebtedness. The current portion of such indebtedness is comprised of: (i) $20.6 million of long term-debt (including a $0.5 million “tail fee” and a $0.5 million “repayment or acceleration fee” ) under the Pinecone Credit Facility, classified as current due to the Company’s then short-term forbearance agreement with Pinecone regarding the Company’s noncompliance with certain covenants under the Pinecone Credit Facility pursuant to which Pinecone could have exercised its default-related rights and remedies, including the acceleration of the maturity of the debt, upon the termination of the forbearance period under such forbearance agreement; (ii) $3.9 million mortgage indebtedness under the Quail Creek Credit Facility which had a maturity date in June 2019; and (iii) other debt of approximately $2.4 million, which includes senior debt and bond and mortgage indebtedness. The Company anticipates net principal repayments of approximately $26.9 million during the next twelve-month period which includes the $20.6 million debt under the Pinecone Credit Facility, approximately $3.9 million of payments under the Quail Creek Credit Facility, $1.3 million of routine debt service amortization, approximately $1.0 million payments on other non-routine debt and a $0.1 million payment of bond debt. The Company repaid the Pinecone Credit Facility and Quail Creek Credit Facility on August 1, 2019, for further information see Note – 10 Discontinued Operations and Dispositions and Note – 15 Subsequent Events to the Company's Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report.

On February 15, 2018, the Company entered into the Pinecone Credit Facility with Pinecone, with an aggregate principal amount of $16.25 million, which refinanced existing mortgage debt in an aggregate amount of $8.7 million on the Facilities, and provided additional surplus cash flow of $6.3 million for general corporate needs (see Note 9 – Notes Payable and Other Debt, Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report) after deducting approximately $1.25 million in debt issuance costs and prepayment penalties. Regional Health was a guarantor of the Pinecone Credit Facility. Certain of the notes under the Pinecone Credit Facility were also guaranteed by certain wholly-owned subsidiaries of Regional Health. The surplus cash flow from the Pinecone Credit Facility was used to fund $2.4 million of self-insurance reserves for professional and general liability claims with respect to 25 professional and general liability actions, and to fund repayment of $1.5 million in convertible debt. The remaining $2.4 million in surplus cash proceeds from the Pinecone Credit Facility was used for general corporate purposes.

On May 10, 2018, Pinecone sent the Default Letter, notifying the Company that it was in default under certain financial covenants of the Pinecone Loan Documents. On May 18, 2018, the Company and certain of its subsidiaries entered the Original Forbearance Agreement with respect to the specified events of default set forth therein, pursuant to which, among other things, additional fees in the amount of $0.4 million were added to the outstanding principal balance under the Pinecone Credit Facility. The forbearance period under the Original Forbearance Agreement terminated on July 6, 2018, because the Company did not satisfy conditions in the Original Forbearance Agreement that required the Company to enter into an agreement with

Pinecone to support a transaction or series of transactions to remedy the defaults specified in the Default Letter and the Original Forbearance Agreement.

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

Pursuant to the New Forbearance Agreement, the Company and Pinecone amended certain provisions of the Pinecone Loan Documents. Such amendments, among other things: (i) removed the restriction on prepaying the loans during the 13 month-period after the Closing Date; (ii) provided a 30-day cure period for certain events of default and a 15-day cure period for certain failures to provide information or materials pursuant to the Pinecone Loan Documents; (iii) increased the finance fee payable on repayment or acceleration of the loans, depending on the time at which the loans are repaid ($0.25 million prior to December 31, 2018, and $0.5 million thereafter); and (iv) increased the outstanding principal balance owed by (a) approximately $0.7 million to reimburse Pinecone for its accrued and unpaid expenses and to pay outstanding interest payments for prior interest periods and (b) $1.5 million fee described as a non-refundable payment of additional interest. During the forbearance period under the New Forbearance Agreement, the interest rate reverted from the default rate of 18.5% per annum to the ongoing rate of 13.5% per annum.

The New Forbearance Agreement terminated on December 31, 2018, because the Company did not satisfy certain conditions set forth therein.

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

Pursuant to the A&R New Forbearance Agreement, the Company reimbursed Pinecone by February 1, 2019, for certain unpaid expenses and prepaid the AdCare Holdco Loan. In connection with the Omega Lease Termination, the Company realized gross proceeds (including a $1.2 million termination fee payable by the landlord to the Company, which approximated future forgone cash flow from the Company’s related sublease) to contribute to the Company’s required payment to Pinecone of approximately $1.4 million, of which $0.2 million was paid to Pinecone on January 4, 2019, for Pinecone’s expenses and the balance of $1.2 million was paid on January 28, 2019, of which $0.3 million was for Pinecone’s expenses, which included a 1% prepayment penalty, and the balance of $0.9 million was applied to pay down the principal amount of the AdCare Holdco Loan, which at March 31, 2019, was approximately $4.5 million.

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

On March 29, 2019, the Company and certain of its subsidiaries entered the Second A&R Forbearance Agreement (as amended by the Pinecone Amendment) with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the Second A&R Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate) with respect to the Specified Defaults under the Loan Agreement. The forbearance period under the Second A&R Forbearance Agreement commenced on March 29, 2019, and may extend as late as October 1, 2019, unless the forbearance period is earlier terminated as a result of specified termination events, including a default or event of default under the Loan Agreement (other than any Specified Defaults) or any failure by the Company or its subsidiaries to comply with the terms of the Second A&R Forbearance

Agreement, including, without limitation, the Company’s obligation to progress with an Asset Sale (as defined below) in accordance with the timeline specified therein. See Note -9 Notes Payable and Other Debt located in Part I. Item 1, “Notes to consolidated financial statements (unaudited)” in this Quarterly Report, for details of an amendment to the Second A&R Forbearance Agreement with respect to such timeline.

Pursuant to the Second A&R Forbearance Agreement, the Company and Pinecone amended certain provisions of the Loan Agreement.  The Second A&R Forbearance Agreement required, among other things (i) that the Company pursue and complete Asset Sale which resulted in the repayment in full of all of the Company’s indebtedness to Pinecone and, in connection therewith, the Company pay not less than $0.3 million and not more than $0.55 million in forbearance fees, as well as certain other expenses of Pinecone, or (ii) Pinecone’s other disposition of the Loan Agreement as contemplated by the Second A&R Forbearance Agreement. Additionally the Second A&R Forbearance Agreement accelerated the previously disclosed 3% finance “tail fee”, 1% prepayment penalty, and 1% breakup fee so that such fees and penalties became part of the principal as of April 15, 2019.

Upon the occurrence of an event of default (other than the Specified Defaults), or the expiration or termination of the forbearance period under the Second A&R Forbearance Agreement, Pinecone could have declared the entire unpaid principal balance under the Pinecone Credit Facility, together with all accrued interest and other amounts payable to Pinecone thereunder, immediately due and payable. Subject to the terms of the Pinecone Loan Documents, Pinecone could have foreclosed on the Collateral. The Collateral included, among other things, the Facilities and all assets of the borrowers owning the Facilities, the leases associated with the Facilities and all revenue generated by the Facilities, and rights under a promissory note in the amount of $5.0 million, issued by Regional Health pursuant to the Pinecone Credit Facility in favor of one (1) of its subsidiaries, which subsidiary is a borrower and guarantor under the Pinecone Credit Facility.

In addition, the equity interests in substantially all of Regional Health’s direct and indirect, wholly-owned subsidiaries were pledged to Pinecone as part of the Collateral. The assets and operations of the Pledged Subsidiaries constitute substantially all of the Company’s assets and operations.

The forbearance period under the Second A&R Forbearance Agreement remained unchanged by the Pinecone Amendment and may have continued until October 1, 2019, unless earlier terminated in accordance with the Second A&R Forbearance Agreement. The Company repaid the Pinecone Credit Facility on August 1, 2019 from the proceeds of the Asset Sale. For further information see Note – 10 Discontinued Operations and Dispositions and Note – 15 Subsequent Events located in Part I. Item 1, “Notes to consolidated financial statements (unaudited)” in this Quarterly Report.

Debt Covenant Compliance

As of June 30, 2019, the Company was not in compliance with the covenants for the Pinecone Credit Facility and the Quail Creek Credit Facility. The Company repaid both credit facilities on August 1, 2019. For further information, see Note – 10 Discontinued Operations and Dispositions and Note – 15 Subsequent Events located in Part I. Item 1, “Notes to consolidated financial statements (unaudited)” in this Quarterly Report.

Changes in Operational Liquidity

On January 15, 2019, but effective February 1, 2019, the Company agreed to a 10% reduction in base rent, or an aggregate average of approximately $31,000 per month cash rent reduction for the year ending December 31, 2019, and $48,000 per month decrease in straight-line revenue, respectively, for two (2) of the Company’s eight (8) facilities located in Georgia, which are subleased to the Wellington Sublessees under the Wellington Subleases. The Wellington Subleases due to expire August 31, 2027, relate to the Tara Facility and the Power Springs Facility. Additionally the Company modified the annual rent escalator to 1% per year from the prior scheduled increase from 1% to 2% previously due to commence on the 1st day of the sixth lease year. See Note – 7 Leases, located in Part I. Item 1, “Notes to consolidated financial statements (unaudited)” in this Quarterly Report.

Series A Preferred Dividend Suspension

On June 8, 2018, the Board indefinitely suspended quarterly dividend payments with respect to the Series A Preferred Stock. Such dividends are currently in arrears with respect to the fourth quarter of 2017, all quarters of 2018, and the first and second quarters of 2019. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.22 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

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

On May 21, 2019, the Company received a letter of noncompliance from the NYSE American stating that the Company is not in compliance with the Exchange’s continued listing standards under the timely filing criteria outlined in Section 1007 of the Company Guide because of the Company’s Filing Delinquency related to the Delayed Form 10-Q, which was due to be filed with the SEC no later than May 20, 2019. As a result of the foregoing, the Company became subject to the procedures and requirements of Section 1007 of the Company Guide. The Company was provided a six-month cure period during which the Exchange would monitor the Company and the status of the initial delinquent report and any subsequent delinquent reports.

On June 18, 2019, the Company received a letter from NYSE American stating that the Company had regained compliance with the Exchange’s continued listing standards set forth in Part 10 of the Company Guide. Specifically, the Company resolved the continued listing deficiency with respect to sections 134 and 1011 of the Company Guide since the Company filed the Delayed Form 10-Q with the SEC on June 18, 2019.

In 2016, the NYSE American notified the Company that it was not in compliance with certain NYSE American continued listing standards relating to stockholders’ equity. The Company regained compliance with such continued listing standards as a result of the Merger, but there is no assurance that the Company will be able to maintain such compliance in the future. As of June 30, 2019, the Company’s stockholders’ equity of $5.1 million was $0.9 million below the required minimum for compliance with certain NYSE American continued listing standards relating to stockholders’ equity. Specifically, Section 1003(a)(iii) of the Company Guide requires stockholders’ equity of $6.0 million or more if an issuer has reported losses from continuing operations and/or net losses in its five (5) most recent fiscal years. On August 1, 2019, the Company completed the Asset Sale, and the Company repaid its indebtedness under the Pinecone Credit Facility and the Quail Creek Credit Facility with the proceeds of such sale. See Note – 10 Discontinued Operations and Dispositions and Note – 15 Subsequent Events to the Company’s Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report, for further information. The Company expects that such debt repayment will enable the Company to comply with the applicable NYSE American continued listing standards regarding stockholders’ equity, although there is no assurance that the Company will successfully maintain such compliance, see Note 15 – Subsequent Events, “Pro forma Consolidated Balance Sheets”, located in Part I. Item 1, “Notes to consolidated financial statements (unaudited)” in this Quarterly Report. If the Company falls below the required minimum stockholders’ equity, then the Company could become subject to the procedures and requirements of Section 1009 of the Company Guide and be required to submit a compliance plan describing the actions the Company has taken to regain compliance with the continued listing standards. Alternatively, the Exchange may, among other things, truncate the compliance procedures described in the continued listing standards or initiate immediate delisting proceedings.

The Company’s ability to raise additional capital through the issuance of equity securities and the terms upon which we are able to raise such capital will be adversely affected if we are unable to maintain the listing of the common stock and the Series A Preferred Stock on the NYSE American.

Evaluation of the Company’s Ability to Continue as a Going Concern

Under the accounting guidance related to the presentation of financial statements, the Company is required to evaluate, on a quarterly basis, whether or not the entity’s current financial condition, including its sources of liquidity at the date that the consolidated financial statements are issued, will enable the entity to meet its obligations as they come due arising within one year of the date of the issuance of the Company’s consolidated financial statements and to make a determination as to whether or not it is probable, under the application of this accounting guidance, that the entity will be able to continue as a going concern. The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In applying applicable accounting guidance, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, the Company’s obligations due over the next twelve months (including any potential obligations in connection with the Pinecone Financing Option), as well as the Company’s recurring business operating expenses.

As the Company fully repaid the Pinecone Credit Facility and Quail Creek Credit Facility on August 1, 2019 from the proceeds of the Asset Sale, the Company is able to conclude that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance.

For additional information regarding the Company’s liquidity, see Note 3 – Liquidity, Note 9 – Notes Payable and other debt and Note 15 – Subsequent Events, to the Company’s consolidated financial statements located in Part I, Item 1, Notes to Consolidated Financial Statements”, of this Quarterly Report.

Cash Flows

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
(Amounts in 000’s)	2019	2018
Net cash provided by operating activities - continuing operations	$914	$1,236
Net cash used in operating activities - discontinued operations	(479)	(1,096)
Net cash provided by (used in) investing activities - continuing operations	1,097	(266)
Net cash (used in) provided by financing activities - continuing operations	(3,129)	1,230
Net cash used in financing activities - discontinued operations	(34)	(139)
Net change in cash and restricted cash	(1,631)	965
Cash and restricted cash at beginning of period	6,486	5,359
Restricted cash held for sale, ending	126	-
Cash and restricted cash (excluding restricted cash held for sale), ending	$4,729	$6,324

Six Months Ended June 30, 2019

Net cash provided by operating activities—continuing operations for the six months ended June 30, 2019 was approximately $0.9 million, consisting primarily of our income from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, loss on debt extinguishment, gain on disposal of assets and accounts payable, accrued expenses and other). The $0.3 million decrease primarily reflects the increase in interest payments partially off-set by bad debt collections.

Net cash used in operating activities—discontinued operations for the six months ended June 30, 2019 was approximately $0.5 million, excluding non-cash proceeds and payments. This amount was to fund legal and associated settlement costs related to our legacy professional and general liability claims.

Net cash provided by investing activities—continuing operations for the six months ended June 30, 2019 was approximately $1.1 million. This is the result of the $1.2 million Omega Lease Termination fee offset by $0.1 million capital expenditures on building improvements.

Net cash used in financing activities—continuing operations was approximately $3.1 million for the six months ended June 30, 2019. Excluding non-cash proceeds and payments, this is the result of routine repayments of approximately $2.0 million of other existing debt obligations, $0.3 million repayment of bonds principal and $0.8 million in Pinecone forbearance expense fees.

Net cash used in financing activities—discontinued operations for the six months ended June 30, 2019 was for Medicaid and vendor note payments.

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

Net cash used in investing activities—continuing operations for the six months ended June 30, 2018 was approximately $0.3 million. This is the result of capital expenditures on building improvements for three (3) of the Company’s properties.

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

Notes Payable and Other Debt

The Company repaid the Pinecone Credit Facility and Quail Creek Credit Facility on August 1, 2019, from the proceeds of the Asset Sale.  For information regarding the Company’s debt financings, see Note 9 – Notes Payable and Other Debt, to the Company’s Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report and Note 9 – Notes Payable and Other Debt to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in the Annual Report.

Receivables

Our operations could be adversely affected if we experience significant delays in receipt of rental income from our tenants.

Accounts receivable, net totaled $1.1 million at June 30, 2019 and $1.0 million at December 31, 2018, with all uncollected patient care receivables fully allowed at June 30, 2019, and December 31, 2018.

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

Professional and General Liability Claims. As of June 30, 2019, the Company is a defendant in a total of 16 professional and general liability actions, primarily commenced on behalf of six (6) of our former patients and 10 of our current or prior tenant’s former patients. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died while patients of our facilities due to professional negligence or understaffing. Two (2) such actions, on behalf of the Company’s former patients, are covered by insurance, except that any award of punitive damages would be excluded from such coverage and 10 of such actions relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator and which are subject to such operators’ indemnification obligations in favor of the Company.

During the three months ended March 31, 2019: (i) one (1) action was dismissed, however the plaintiffs have until September 12, 2019 to re-file the action and; (ii) one (1) additional action was filed on February 21, 2019 for a medical injury and improper care and treatment in the State of Arkansas on behalf of a deceased patient, who received care after the Transition, against the then operator affiliated with Skyline Healthcare, LLC (“Skyline”) and the Company and CIBC Bancorp USA, Inc. The plaintiff is seeking unspecified compensatory damages for the actual losses and unspecified punitive damages. The Company believes that this action lacks merit and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in the action that has been filed against it.

During the three months ended June 30, 2019, three (3) professional and general liability claims as detailed below were filed against the Company.

On May 14, 2019, the Company was served notice of a personal injury, pain and suffering, medical bills and expenses, and loss of consortium action filed in the State of Georgia by a patient, who received care outside Regional’s date of service (post Transition), against three (3) different unrelated facilities and companies associated with those facilities. One (1) of our tenants, their operator affiliated management Company (Beacon) and the Company are among the named defendants. The plaintiff is seeking unspecified compensatory damages to be determined by jury trial. The complaint claims that medical expenses to date amount to $3.0 million. The Company is indemnified in this action by Beacon and believes that this action lacks merit. The Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in the action that has been filed against it.

On May 31, 2019, the Company was served notice of a medical injury, improper care and treatment case filed in the State of Arkansas on behalf of a patient, who received care outside Regional’s date of service (post Transition), against the then operator Skyline and the Company and CIBC Bancorp USA, Inc. The plaintiff is seeking unspecified compensatory damages for the actual losses and unspecified punitive damages. The Company believes that this action lacks merit, the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in the action that has been filed against it.

On June 25, 2019, the Company was served notice of a wrongful death and gross medical malpractice action filed in the State of North Carolina by the estate of a patient who expired in August 2016, against one (1) of our prior tenants, their operator affiliated management Company (Symmetry), the Company and our new tenant who began operations on March 1, 2019. The plaintiff is seeking unspecified amounts to recover medical and funeral expenses, compensatory damages for pain and suffering, legal expenses and compensation in excess of $25,000 for wrongful death, to be determined by jury trial. The Company believes that the allegations against us are barred due to the tolling of the statute of limitations, the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in the action that has been filed against it.

For additional information with respect to legal proceedings, also see Note 13 - Commitments and Contingencies and Note 15 – Subsequent Events to the Company’s Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report.

The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other” in the Company’s consolidated balance sheets of $0.9 million and $1.4 million at June 30, 2019 and December 31, 2018, respectively. Additionally as of June 30, 2019 and December 31, 2018, $0.6 million and $0.6 million, respectively, was reserved for settlement amounts in “Accounts payable” in the Company’s consolidated balance sheets. As of June 30, 2019, the Company recorded a $0.2 million accrued credit memo for a settlement reached with Hardin & Jesson for outstanding legal services related to the Company’s professional and general liability claims within “Accrued expenses and other” in the Company’s consolidated balance sheets. For additional information regarding the Company’s self-insurance reserve, see Part II, Item 8, Financial Statements and Supplementary Data, Note 15 – Commitments and Contingencies included in the Annual Report.

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

Hardin & Jesson Action. On August 5, 2019, the Company received notification from Hardin & Jesson that they had executed a settlement agreement with the Company pursuant to an action filed in Sebastian County Circuit Court - Fort Smith Division, Arkansas by Hardin & Jesson requesting financial documents from the Company’s predecessor issuer and seeking relief of outstanding amounts for legal services provided to the Company (and certain of its subsidiaries) in the State of Arkansas in relation to professional and general liability claims of approximately $0.5 million. On April 18, 2019, Hardin & Jesson amended their filing to correct their initial filing to clarify the claim is against the Company. On May 8, 2019, the Company provided a response denying the allegations. The settlement agreement provides for an agreed net outstanding liability of $0.3 million and provides for monthly payments of $13,888 beginning July 1, 2019, and continuing on the first day of each month thereafter until the $0.3 million liability is paid in full. As of the date of filing this Quarterly Report the Company has made two (2) of the required payments, in accordance with the terms of the agreement.

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

As of June 30, 2019, we had approximately $80.7 million in indebtedness, including current maturities of debt, of which $24.5 million relates to debt fully extinguished at August 1, 2019. While this transaction significantly reduces our leveraging and average weighted cost of capital, the Company is still highly leveraged. We may also obtain additional short-term and long-term debt to meet future capital needs, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

On May 21, 2019, the Company received a letter of noncompliance from the NYSE American stating that the Company is not in compliance with the Exchange’s continued listing standards under the timely filing criteria outlined in Section 1007 of the Company Guide because of the Company’s Filing Delinquency related to the Delayed Form 10-Q, which was due to be filed with the SEC no later than May 20, 2019. As a result of the foregoing, the Company became subject to the procedures and requirements of Section 1007 of the Company Guide. The Company was provided a six-month cure period during which the Exchange would monitor the Company and the status of the initial delinquent report and any subsequent delinquent reports.

On June 18, 2019, the Company received a letter from NYSE American stating that the Company had regained compliance with the Exchange’s continued listing standards set forth in Part 10 of the Company Guide. Specifically, the Company resolved the continued listing deficiency with respect to sections 134 and 1011 of the Company Guide since the Company filed the Delayed Form 10-Q with the SEC on June 18, 2019.

In 2016, the NYSE American notified the Company that it was not in compliance with certain NYSE American continued listing standards relating to stockholders’ equity. The Company regained compliance with such continued listing standards as a result of the Merger, but there is no assurance that the Company will be able to maintain such compliance in the future. As of June 30, 2019, the Company’s stockholders’ equity of $5.1 million was $0.9 million below the required minimum for compliance with certain NYSE American continued listing standards relating to stockholders’ equity. Specifically, Section 1003(a)(iii) of the Company Guide requires stockholders’ equity of $6.0 million or more if an issuer has reported losses from continuing operations and/or net losses in its five (5) most recent fiscal years. On August 1, 2019, the Company completed the Asset Sale, and the Company repaid its indebtedness under the Pinecone Credit Facility and the Quail Creek Credit Facility with the proceeds of such sale. See Note – 10 Discontinued Operations and Dispositions and Note – 15 Subsequent Events to the Company’s Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report, for further information. The Company expects that such debt repayment will enable the Company to comply with the applicable NYSE American continued listing standards regarding stockholders’ equity, although there is no assurance that the Company will successfully maintain such compliance, see Note 15 – Subsequent Events, “Pro forma Consolidated Balance Sheets”, located in Part I. Item 1, “Notes to consolidated financial statements (unaudited)” in this Quarterly Report. If the Company falls below the required minimum stockholders’ equity, then the Company could become subject to the procedures and requirements of Section 1009 of the Company Guide and be required to submit a compliance plan describing the actions the Company has taken to regain compliance with the continued listing standards. Alternatively, the Exchange may, among other things, truncate the compliance procedures described in the continued listing standards or initiate immediate delisting proceedings.

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

As of the date of filing this Quarterly Report, our 22 properties (excluding the three (3) facilities that are managed by us) are operated by a total of 22 separate tenants, with each of our tenants being affiliated with one (1) of eight (8) local or regionally-focused operators. We refer to our tenants who are affiliated with the same operator as a group of affiliated tenants. Each of our operators operate (through a group of affiliated tenants) between one (1) and six (6) of our facilities, with our most significant operators, C.R Management, Wellington and Aspire, each operating (through a group of affiliated tenants) six (6), two (2) and five (5) facilities, respectively. We, therefore depend, on tenants who are affiliated with C.R Management, Wellington and Aspire for a significant portion of our revenues. We cannot assure you that the tenants affiliated with C.R Management, Wellington and Aspire will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their obligations under the applicable leases and subleases, and any inability or unwillingness by such tenants to do so could have a material adverse effect on us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

The Board suspended dividend payments with respect to the Series A Preferred Stock, commencing with the fourth quarter of 2017, and determined to continue such suspension indefinitely in June 2018. No dividends were declared or paid with respect to the Series A Preferred Stock for such dividend periods. As a result of such suspension, the Company has $14.4 million of undeclared preferred stock dividends in arrears, whose annual dividend rate has increased to 12.875% commencing with the fourth quarter of 2018, with respect to the Series A Preferred Stock as of the date of filing of this Quarterly Report. See Note 11 – Common and Preferred Stock, “Preferred Stock Offerings and Dividends”, to the Company’s Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report.

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

10.11

Purchase and Sale Agreement dated as of April 15, 2019, by and between Northwest Property Holdings, LLC, QC Property Holdings, LLC, Attalla Nursing ADK, LLC, and CP Property Holdings, LLC, and Attalla Realty LLC, College Park Realty LLC, Quail Creek Realty LLC, and Northwest Realty LLC

Incorporated by reference to Exhibit 2.0 of the Registrant’s Current Report on Form 8-K filed August 7, 2019

10.11

First Amendment to Second Amended and Restated Forbearance Agreement dated June 12, 2019 among CP Property Holdings, LLC, Northwest Property Holdings, LLC and Attalla Nursing ADK, LLC as Borrowers, Hearth & Home of Ohio, Inc., as Guarantor, AdCare Property Holdings, LLC, as Guarantor and Borrower, Regional Health Properties, Inc., as Guarantor, and Pinecone Reality Partners II, LLC as Lender

Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed August 7, 2019

10.12

Second Amendment to Purchase and Sale Agreement dated as of July 31, 2019, by and between Northwest Property Holdings, LLC, QC Property Holdings, LLC, Attalla Nursing ADK, LLC, and CP Property Holdings, LLC, and Attalla Realty LLC, College Park Realty LLC, Quail Creek Realty LLC, and Northwest Realty LLC

Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed August 7, 2019

10.13

Third Amendment to Purchase and Sale Agreement dated as of July 31, 2019, by and between Northwest Property Holdings, LLC, QC Property Holdings, LLC, Attalla Nursing ADK, LLC, and CP Property Holdings, LLC, and Attalla Realty LLC, College Park Realty LLC, Quail Creek Realty LLC, and Northwest Realty LLC

Incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K filed August 7, 2019

Exhibit No.	Description	Method of Filing

10.14

Fourth Amendment to Purchase and Sale Agreement dated as of July 31, 2019, by and between Northwest Property Holdings, LLC, QC Property Holdings, LLC, Attalla Nursing ADK, LLC, and CP Property Holdings, LLC, and Attalla Realty LLC, College Park Realty LLC, Quail Creek Realty LLC, and Northwest Realty LLC

Incorporated by reference to Exhibit 2.4 of the Registrant’s Current Report on Form 8-K filed August 7, 2019

10.15

Fifth Amendment to Purchase and Sale Agreement dated as of July 31, 2019, by and between Northwest Property Holdings, LLC, QC Property Holdings, LLC, Attalla Nursing ADK, LLC, and CP Property Holdings, LLC, and Attalla Realty LLC, College Park Realty LLC, Quail Creek Realty LLC, and Northwest Realty LLC

Incorporated by reference to Exhibit 2.5 of the Registrant’s Current Report on Form 8-K filed August 7, 2019

10.16

Sixth Amendment to Purchase and Sale Agreement dated as of July 31, 2019, by and between Northwest Property Holdings, LLC, QC Property Holdings, LLC, Attalla Nursing ADK, LLC, and CP Property Holdings, LLC, and Attalla Realty LLC, College Park Realty LLC, Quail Creek Realty LLC, and Northwest Realty LLC

Incorporated by reference to Exhibit 2.6 of the Registrant’s Current Report on Form 8-K filed August 7, 2019

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (unaudited); (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the six months ended June 30, 2019 (unaudited); (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (unaudited); and (v) the Notes to Consolidated Financial Statements (unaudited).

Filed herewith

*	Identifies a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	August 14, 2019	/s/ Brent Morrison
Brent Morrison
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 14, 2019	/s/ E. Clinton Cain
E. Clinton Cain
Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)