Form 10-Q
period 2019-09-30
REGIONAL HEALTH PROPERTIES, INC
filed 2019-11-12
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019:  1,688,219 shares of common stock, no par value, were outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I.  Financial Information

Item 1.	Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$3,421	$2,407
Restricted cash	1,119	1,411
Accounts receivable, net of allowance of $721 and $1,356	912	971
Prepaid expenses and other	277	472
Notes receivable	687	610
Assets of disposal group held for sale	—	2,204
Total current assets	6,416	8,075
Restricted cash	2,550	2,668
Property and equipment, net	55,512	77,237
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	584	906
Right-of-use operating lease assets	38,133	—
Goodwill	1,585	2,105
Lease deposits and other deposits	517	402
Straight-line rent receivable	6,376	6,301
Notes receivable	153	331
Other assets	74	74
Total assets	$114,371	$100,570
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and other debt	$1,747	$26,397
Accounts payable	3,405	4,361
Accrued expenses and other	2,867	4,461
Operating lease obligation	6,093	—
Liabilities of disposal group held for sale	—	1,491
Total current liabilities	14,112	36,710
Notes payable and other debt, net of current portion:
Senior debt, net	47,251	48,317
Bonds, net	6,281	6,599
Other debt, net	502	—
Operating lease obligation	33,961	—
Other liabilities	1,247	2,793
Deferred tax liabilities	44	—
Total liabilities	103,398	94,419
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,688 issued and outstanding at September 30, 2019 and December 31, 2018	61,970	61,900
Preferred stock, no par value; 5,000 shares authorized; 2,812 shares issued and outstanding, redemption amount $70,288 at September 30, 2019 and December 31, 2018	62,423	62,423
Accumulated deficit	(113,420)	(118,172)
Total stockholders’ equity	10,973	6,151
Total liabilities and stockholders’ equity	$114,371	$100,570

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental revenues	$4,590	$4,972	$14,746	$15,706
Management fees	239	235	716	703
Other revenues	1	49	93	148
Total revenues	4,830	5,256	15,555	16,557
Expenses:
Facility rent expense	1,640	2,171	5,006	6,512
Cost of management fees	148	137	467	448
Depreciation and amortization	797	1,126	2,661	3,507
General and administrative expense	730	984	2,551	2,751
Provision for doubtful accounts	32	(48)	(214)	3,934
Other operating expenses	191	255	821	823
Total expenses	3,538	4,625	11,292	17,975
Income (loss) from operations	1,292	631	4,263	(1,418)
Other (income) expense:
Interest expense, net	1,157	1,783	4,535	4,595
Loss on extinguishment of debt	924	3,514	2,478	3,955
Gain on disposal of assets	(6,451)	—	(7,141)	—
Other (income) expense	(48)	—	6	10
Total other (income) expense, net	(4,418)	5,297	(122)	8,560
Income (loss) from continuing operations before income taxes	5,710	(4,666)	4,385	(9,978)
Income tax expense	—	—	44	33
Income (loss) from continuing operations	5,710	$(4,666)	$4,341	$(10,011)
Income (loss) from discontinued operations, net of tax	101	157	411	(242)
Net income (loss)	5,811	(4,509)	4,752	(10,253)
Preferred stock dividends - undeclared	(2,250)	(1,912)	(6,748)	(5,736)
Net income (loss) attributable to Regional Health Properties, Inc. common stockholders	$3,561	$(6,421)	$(1,996)	$(15,989)
Net income (loss) per share of common stock attributable to Regional Health Properties, Inc.
Basic and diluted:
Continuing operations	$2.05	$(3.93)	$(1.42)	$(9.45)
Discontinued operations	$0.06	$0.09	$0.24	(0.15)
	$2.11	$(3.84)	$(1.18)	$(9.60)
Weighted average shares of common stock outstanding:
Basic and diluted	1,688	1,688	1,688	1,665

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

(Unaudited)

For the Nine Months ended September 30, 2019	Shares of Common Stock	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2018	1,688	2,812	$61,900	$62,423	$(118,172)	$6,151
Stock-based compensation	—	—	27	—	—	27
Net income	—	—	—	—	184	184
Balances, March 31, 2019	1,688	2,812	61,927	62,423	(117,988)	6,362
Stock-based compensation	—	—	21	—	—	21
Net loss	—	—	—	—	(1,243)	(1,243)
Balances, June 30, 2019	1,688	2,812	61,948	62,423	(119,231)	5,140
Stock-based compensation	—	—	22	—	—	22
Net income	—	—	—	—	5,811	5,811
Balances, September 30, 2019	1,688	2,812	$61,970	$62,423	$(113,420)	$10,973

For the Nine Months ended September 30, 2018	Shares of Common Stock	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2017	1,647	2,812	$61,724	$62,423	$(106,277)	$17,870
Stock-based compensation	—	—	31	—	—	31
Net loss	—	—	—	—	(2,528)	(2,528)
Balances, March 31, 2018	1,647	2,812	61,755	62,423	(108,805)	15,373
Stock-based compensation	—	—	45	—	—	45
Issuance of restricted stock, net of forfeitures	41	—	—	—	—	—
Net loss	—	—	—	—	(3,216)	(3,216)
Balances, June 30, 2018	1,688	2,812	61,800	62,423	(112,021)	12,202
Stock-based compensation	—	—	50	—	—	50
Net loss	—	—	—	—	(4,509)	(4,509)
Balances, September 30, 2018	1,688	2,812	$61,850	$62,423	$(116,530)	$7,743

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$4,752	$(10,253)
(Income) loss from discontinued operations, net of tax	(411)	242
Income (loss) from continuing operations	4,341	(10,011)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,661	3,507
Stock-based compensation expense	70	126
Rent expense in excess of cash paid	252	301
Rent revenue in excess of cash received	(1,124)	(1,784)
Amortization of deferred financing costs, debt discounts and premiums	166	698
Loss on debt extinguishment	2,478	3,955
Gain on disposal of assets	(7,141)	—
Bad debt (benefit) expense	(214)	3,934
Deferred tax expense	44	—
Changes in operating assets and liabilities:
Accounts receivable	578	(349)
Prepaid expenses and other	326	239
Other assets	(57)	35
Accounts payable and accrued expenses	(376)	663
Other liabilities	161	7
Net cash provided by operating activities - continuing operations	2,165	1,321
Net cash used in operating activities - discontinued operations	(980)	(1,264)
Net cash provided by operating activities	1,185	57
Cash flows from investing activities:
Proceeds from disposal of lease assets, net	1,192	—
Proceeds from the sale of property and equipment, net	2,687	—
Purchase of property and equipment	(243)	(266)
Net cash provided by (used in) investing activities - continuing operations	3,636	(266)
Net cash provided by (used in) investing activities	3,636	(266)
Cash flows from financing activities:
Proceeds from debt issuance	—	2,397
Repayment on notes payable	(2,585)	(1,546)
Repayment on bonds payable	(344)	(95)
Debt extinguishment, forbearance and issuance costs	(1,254)	(95)
Net cash (used in) provided by financing activities - continuing operations	(4,183)	661
Net cash used in financing activities - discontinued operations	(34)	(188)
Net cash (used in) provided by financing activities	(4,217)	473
Net change in cash and restricted cash	604	264
Cash and restricted cash, beginning	6,486	5,359
Cash and restricted cash, ending	$7,090	$5,623

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash interest paid	$4,105	$3,775
Cash income taxes paid	$—	$33
Supplemental disclosure of non-cash activities:
Non-cash payments of short-term debt	$(24,637)	$—
Non-cash payments of long-term debt	$—	$(8,744)
Non-cash payments of convertible debt	—	(1,500)
Non-cash payments of professional liability settlements from financing	—	(2,371)
Non-cash debt extinguishment, issuance costs and prepayment penalties	(1,036)	(1,238)
Non-cash surrender of security deposit	(140)	—
Non-cash payments of professional liability settlements from prior insurer	—	(2,850)
Net payments through escrow	$(25,813)	$(16,703)
Non-cash proceeds from sale of property and equipment	25,813	—
Non-cash proceeds from financing	—	13,853
Non-cash proceeds from prior insurer for professional liability settlements	—	2,850
Net proceeds through escrow	$25,813	$16,703

Non-cash deferred financing	$—	$3,352
Surrender of security deposit	$—	$305
Non-cash proceeds from vendor-financed insurance	$250	$198
Non-cash proceeds from finance lease to purchase fixed assets	$26	$—

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019

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

As of September 30, 2019, the Company owned, leased, or managed for third parties 24 facilities, primarily in the Southeast United States. Of the 24 facilities, the Company: (i) leased 10 owned facilities and subleased nine leased skilled nursing facilities to third-party tenants; (ii) leased two owned assisted living facilities to third-party tenants; and (iii) managed on behalf of third-party owners two skilled nursing facilities and one independent living facility. See Note 7 – Leases, herein, and Note 7 – Leases located in Part II, Item 8, “Financial Statements and Supplemental Data” in the Annual Report for a more detailed description of the Company’s leases.

Pursuant to the Purchase and Sale Agreement, dated April 15, 2019, as subsequently amended from time to time (the “PSA”), between certain subsidiaries of the Company and MED Healthcare Partners LLC (“MED”), the Company sold to affiliates of MED Healthcare Partners LLC (“MED”) four skilled nursing facilities (collectively, the “PSA Facilities”), together with substantially all of the fixtures, equipment, furniture, leases and other assets relating to such PSA Facilities (the “Asset Sale”). Under the PSA, the Company sold: (i) on August 28, 2019, the 100-bed skilled nursing facility commonly known as Northwest Nursing Center located in Oklahoma City, Oklahoma (the “Northwest Facility”); and (ii) on August 1, 2019, the following three facilities, (a) the 182-bed skilled nursing facility commonly known as Attalla Health & Rehab located in Attalla, Alabama (the “Attalla Facility”), (b) the 100-bed skilled nursing facility commonly known as Healthcare at College Park located in College Park, Georgia (the “College Park Facility”), and (c) the 118-bed skilled nursing facility commonly known as Quail Creek Nursing Home located in Oklahoma City, Oklahoma (the “Quail Creek Facility”).

In connection with the Asset Sale: (i) MED paid to the Company a cash purchase price for the PSA Facilities equal to $28.5 million in the aggregate; (ii) the Company incurred approximately $0.4 million in sales commission expenses and $0.1 million for a building improvement credit; and (iii) the Company transferred approximately $0.1 million in lease security deposits to MED.

On August 1, 2019, the Company used a portion of the proceeds from the Asset Sale to repay approximately $21.3 million to Pinecone Realty Partners II, LLC (“Pinecone”) to extinguish all indebtedness owed by the Company under a loan agreement, dated February 15, 2018, as amended from time to time with an original aggregate principal amount of $16.25 million which refinanced existing mortgage debt (the “Pinecone Credit Facility”), and to repay approximately $3.8 million to Congressional Bank to extinguish all indebtedness owed by the Company under a term loan agreement, dated September 27, 2013, as amended from time to time, between the Company and Congressional Bank (the “Quail Creek Credit Facility”). For further information, see Note 9 – Notes Payable and Other Debt and Note 10 – Discontinued Operations and Dispositions.

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

When used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless otherwise specifically stated or the context otherwise requires, the terms:

•

“Board” or “Board of Directors” refers to the Board of Directors of AdCare with respect to the period prior to the Merger and to the Board of Directors of Regional Health with respect to the period after the Merger;

•	“common stock” refers to AdCare’s common stock with respect to the period prior to the Merger and to Regional Health’s common stock with respect to the period after the Merger;
•

“Series A Preferred Stock” refers to AdCare’s 10.875% Series A Cumulative Redeemable Preferred Stock with respect to the period prior to the Merger and to Regional Health’s 10.875% Series A Cumulative Redeemable Preferred Stock with respect to the period after the Merger; and

•	“Charter” refers to the amended and restated articles of incorporation of Regional Health.

Going Concern

As of September 30, 2019, we had negative working capital of approximately $1.6 million, which excludes $6.1 million of current operating lease obligation (with the corresponding right of use asset classified as long term). At September 30, 2019, we had $3.4 million in unrestricted cash and $55.8 million in indebtedness, including current maturities of $1.7 million. On August 1, 2019, the Company fully repaid the amounts due under the Pinecone Credit Facility and the Quail Creek Credit Facility using the proceeds from the sale of three of the Company’s facilities. On September 30, 2019, the Company and Pinecone entered into a waiver and release agreement and the Company paid approximately $0.4 million to Pinecone to fully extinguish the surviving obligations and provisions (the “Surviving Obligations”) of the Pinecone Credit Facility, which included (i) a right of first refusal to provide first mortgage financing for any acquisition of a healthcare facility by the Company for a period of three months following the above repayment, and (ii) an exclusive option to refinance the Company’s existing first mortgage loan (the “Pinecone Financing Option”), with a balance of $5.3 million at June 30, 2019, on the Company’s 124-licensed bed skilled nursing facility located in Alabama known as Coosa Valley Health Care, in each case subject to the terms and conditions of the Pinecone Credit Facility.

Prior to August 1, 2019, the continuation of our business was dependent upon our ability: (i) to comply with the terms and conditions under the Pinecone Credit Facility and the second new amended and restated forbearance agreement, dated March 29, 2019, between the Company and certain of its subsidiaries and Pinecone (the “Second A&R Forbearance Agreement”) as amended on June 13, 2019; and (ii) to refinance or obtain further debt maturity extensions on the Quail Creek Credit Facility, neither of which was entirely within the Company’s control. These factors had created substantial doubt about the Company’s ability to continue as a going concern. However, the Company repaid the Pinecone Credit Facility and Quail Creek Credit Facility on August 1, 2019 and fully extinguished the Surviving Obligations on September 30, 2019. If efforts to make such repayment had been unsuccessful, the Company would have been required to seek relief through other available alternatives, including a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might have been necessary if the Company was unable to continue as a going concern. See Note – 10 Discontinued Operations and Dispositions for information with respect to the PSA, with respect to the sale of the PSA Facilities and the repayment of all amounts due under the Pinecone Credit Facility and the Quail Creek Credit Facility, which have addressed certain factors that had created substantial doubt regarding the Company’s ability to continue as a going concern.

As a result of such repayments, the Company is able to conclude that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance. For additional information, see Note 3 – Liquidity.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results that may be expected for the fiscal year. The consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the unaudited consolidated financial statements in this Quarterly Report together with the historical audited consolidated financial statements of the Company for the year ended December 31, 2018, included in the Annual Report. See Part II, Item 8, “Financial Statements and Supplementary Data”, Note 1 – Summary of Significant Accounting Policies included in the Annual Report, for a description of all significant accounting policies. During the three and nine months ended September 30, 2019, there were no material changes to the Company’s policies, except as noted below in Recently Adopted Standards.

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

Revenue Recognition and Allowances

Triple-Net Leased Properties. The Company’s triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in straight-line rent receivable on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one or more tenant(s) of the Company’s facilities, rental income for the affected facilities is thus recognized only upon cash collection, and any accumulated straight-line rent receivable is thus reversed in the period in which the Company deems rent collection to no longer be probable. Rental revenues for five facilities located in Ohio (until operator transition on December 1, 2018), one facility in North Carolina (until operator transition on March 1, 2019) and four facilities held for sale since April 15, 2019 (until the sale of such facilities, which occurred on August 1, 2019 (three facilities) and August 28, 2019 (one facility)) were recorded on a cash basis during the year ended December 31, 2018, the three months ended March 31, 2019 and until the sale of such facilities, respectively. For additional information with respect to such facilities, see Note 7 – Leases and Note 10 – Discontinued Operations and Dispositions.

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

Allowances. The Company assesses the collectability of its rent receivables, including straight-line rent receivables and working capital loans to tenants. The Company bases its assessment of the collectability of rent receivables and working capital loans to tenants on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company’s evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments or payments on a working capital loan, then the Company provides a reserve against the recognized straight-line rent receivable asset or working capital loan for the portion that we estimate may not be recovered. Payments received on impaired loans are applied against the allowance. If the Company changes its assumptions or estimates regarding the collectability of future rent payments required by a lease or required from a working capital loan to a tenant, then the Company may adjust its reserve to increase or reduce the rental revenue or interest revenue from working capital loans to tenants recognized in the period the Company makes such change in its assumptions or estimates. See Note 7 – Leases.

As of September 30, 2019 and December 31, 2018, the Company reserved for approximately $0.7 million and $1.4 million, respectively, of uncollected receivables. Accounts receivable, net, totaled $0.9 million at September 30, 2019 and $1.0 million at December 31, 2018.

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

Pre-paid expenses and other

As of September 30, 2019 and December 31, 2018, the Company had $0.3 million and $0.5 million, respectively, in pre-paid expenses and other, primarily for directors’ and officers’ insurance and mortgage insurance premiums.

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

The following table summarizes real estate tax recognized on our consolidated statement of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2019	2018	2019	2018
Rental revenues	$129	$—	$358	$—
Other operating expenses	129	—	358	—

Also, we now expense certain leasing costs, other than leasing commissions, as they are incurred. Current GAAP provides for the deferral and amortization of such costs over the applicable lease term. Adoption of ASU 2016-02 has not had a material effect on the Company’s consolidated financial statements, other than the initial balance sheet impact of recognizing the right-of-use assets and the right-of-use lease liabilities. Upon adoption, we recognized operating lease assets of $39.8 million on our consolidated balance sheet for the period ended March 31, 2019, which represents the present value of minimum lease payments associated with such leases. Also upon adoption, we recognized operating lease liabilities of $41.5 million, instead of $1.7 million of previously recorded deferred rent recorded in “Other Liabilities” on our consolidated balance sheet for the period ended March 31, 2019. The present value of minimum lease payments was calculated on each lease using a discount rate that approximated our incremental borrowing rate and the current lease term and upon adoption we utilized a discount rate of 7.98% for the Company’s leases. See Note 7– Leases for the Company’s operating leases.

See Part II, Item 8, “Financial Statements and Supplementary Data”, Note 1 – Summary of Significant Accounting Policies included in the Annual Report, for a description of the other accounting pronouncements the Company is currently evaluating.

NOTE 2.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the respective period. Diluted earnings per share is similar to basic earnings per share except that the net income or loss is adjusted by the impact of the weighted-average number of shares of common stock outstanding including potentially dilutive securities (such as options, warrants and non-vested common stock) when such securities are not anti-dilutive. Potentially dilutive securities from options, warrants and unvested restricted shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. For the three and nine months ended September 30, 2019 and 2018, approximately 0.1 million and 0.1 million shares, respectively, of potentially dilutive securities were excluded from the diluted loss per share calculation because including them would have been anti-dilutive for such periods.

The following tables provide a reconciliation of net income (loss) for continuing and discontinued operations and the number of shares of common stock used in the computation of both basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s, except per share data)	2019	2018	2019	2018
Numerator:
Income (loss) from continuing operations	$5,710	$(4,666)	$4,341	$(10,011)
Preferred stock dividends - undeclared (1)	(2,250)	(1,912)	(6,748)	(5,736)
Basic and diluted income (loss) from continuing operations	3,460	(6,578)	(2,407)	(15,747)
Income (loss) from discontinued operations, net of tax	101	157	411	(242)
Net income (loss) attributable to Regional Health Properties, Inc. common stockholders	$3,561	$(6,421)	$(1,996)	$(15,989)
Denominator:
Basic - weighted average shares	1,688	1,688	1,688	1,665
Diluted - adjusted weighted average shares (2)	1,688	1,688	1,688	1,665
Basic and diluted income (loss) per share:
Income (loss) from continuing operations attributable to Regional Health	$2.05	$(3.93)	$(1.42)	$(9.45)
Income (loss) from discontinued operations, net of tax	0.06	0.09	0.24	(0.15)
Net income (loss) attributable to Regional Health Properties, Inc. common stockholders	$2.11	$(3.84)	$(1.18)	$(9.60)

(1)

The Board suspended dividend payments with respect to our Series A Preferred Stock commencing with the fourth quarter of 2017, and determined to continue such suspension indefinitely in June 2018. Accordingly, the Company has not paid dividends with respect to the Series A Preferred Stock since the third quarter of 2017.

(2)	Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

	September 30,
(Share amounts in 000’s)	2019	2018
Stock options	15	15
Warrants - employee	49	49
Warrants - non employee	36	36
Total anti-dilutive securities	100	100

NOTE 3.	LIQUIDITY

Going Concern and Overview

As of September 30, 2019, we had negative working capital of approximately $1.6 million which excludes $6.1 million of current operating lease obligation (with the corresponding right of use asset classified as long term). At September 30, 2019, we had $3.4 million in unrestricted cash and $55.8 million in indebtedness, including current maturities of $1.7 million. The current portion of such indebtedness is comprised of senior debt and bond and mortgage indebtedness. On August 1, 2019, the Company fully repaid the amounts due under the Pinecone Credit Facility and the Quail Creek Credit Facility using the proceeds from the Asset Sale.

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

The Company repaid the Pinecone Credit Facility and Quail Creek Credit Facility on August 1, 2019. If efforts to make such repayments had been unsuccessful, the Company would have been required to seek relief through a number of other available alternatives including a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might have been necessary if the Company was unable to continue as a going concern. See Note – 10 Discontinued Operations and Dispositions. The Asset Sale on August 1, 2019, and the repayment of all amounts due under the Pinecone Credit Facility and the Quail Creek Credit Facility, have addressed certain factors that had created substantial doubt regarding the Company’s ability to continue as a going concern. As a result of such repayment, the Company is able to conclude that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months from the date of this filing. At September 30, 2019, the Company had $3.4 million in unrestricted cash. During the nine months ended September 30, 2019, the Company generated positive operating cash flow from continuing operations of $2.2 million.

Series A Preferred Dividend Suspension

On June 8, 2018, the Board indefinitely suspended quarterly dividend payments with respect to the Series A Preferred Stock. Such dividends are currently in arrears with respect to the fourth quarter of 2017, all quarters of 2018, and the first, second and third quarters of 2019. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.22 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Current Maturities of Debt

As of September 30, 2019, the Company had total current liabilities of $14.1 million and total current assets of $6.4 million, resulting in a working capital deficit of approximately $1.6 million after excluding $6.1 million of current operating lease obligation (with the corresponding right of use asset classified as long term). Included in current liabilities at September 30, 2019 is the $1.7 million current portion of the Company’s $55.8 million in indebtedness. The current portion of such indebtedness is comprised of senior debt, bond and mortgage indebtedness and other debt. The Company anticipates net principal repayments of approximately $1.7 million during the next twelve-month period, which includes approximately $1.5 million of routine debt service amortization, $0.1 million payments on other non-routine debt and $0.1 million payment of bond debt. On August 1, 2019, the Company used a portion of the proceeds from the Asset Sale to repay approximately $21.3 million to Pinecone to extinguish all indebtedness owed by the Company under the Pinecone Credit Facility, and to repay approximately $3.8 million to Congressional Bank to extinguish all indebtedness owed by the Company under the Quail Creek Credit Facility. For further information, see Note – 9 Notes Payable and Other debt and Note – 10 Discontinued Operations and Dispositions.

Debt Covenant Compliance

As of September 30, 2019, the Company was in compliance with the various covenants for the Company’s outstanding credit related instruments.

Changes in Operational Liquidity

On August 1, 2019 and August 28, 2019 the Company completed the Asset Sale. The sale of the Quail Creek Facility, the Attalla Facility and the College Park Facility occurred on August 1, 2019, and the sale of the Northwest Facility occurred on August 28, 2019. In connection with the Asset Sale: (i) MED paid to the Company a cash purchase price for the PSA Facilities equal to $28.5 million in the aggregate; (ii) the Company incurred approximately $0.4 million in sales commission expenses and $0.1 million for a building improvement credit; and (iii) transferred approximately $0.1 million in lease security deposits to MED. The expected 2019 annualized rent receivable, for the PSA Facilities was approximately $3.0 million and estimated 2019 annualized interest expense for the Pinecone Credit Facility and Quail Creek Credit Facility, repaid on August 1, 2019 from the Asset Sale proceeds, was approximately $3.8 million.

Evaluation of the Company’s Ability to Continue as a Going Concern

Under the accounting guidance related to the presentation of financial statements, the Company is required to evaluate, on a quarterly basis, whether or not the entity’s current financial condition, including its sources of liquidity at the date that the consolidated financial statements are issued, will enable the entity to meet its obligations as they come due arising within one year of the date of the issuance of the Company’s consolidated financial statements and to make a determination as to whether or not it is probable, under the application of this accounting guidance, that the entity will be able to continue as a going concern. The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In applying applicable accounting guidance, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s obligations due over the next twelve months, as well as the Company’s recurring business operating expenses.

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

NOTE 4.	CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	September 30, 2019	December 31, 2018
Cash	$3,421	$2,407

Restricted cash:
Cash collateral	94	313
Replacement reserves	—	297
Escrow deposits	1,025	801
Total current portion	1,119	1,411

Restricted cash for debt obligations	317	365
HUD and other replacement reserves	2,233	2,303
Total noncurrent portion	2,550	2,668
Total restricted cash	3,669	4,079

Total cash and restricted cash	$7,090	$6,486

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

NOTE 5.	PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	September 30, 2019	December 31, 2018
Buildings and improvements	5-40	$65,679	$88,710
Equipment and computer related	2-10	5,748	7,398
Land	—	2,779	4,131
Construction in process	—	114	43
		74,320	100,282
Less: accumulated depreciation and amortization		(18,808)	(23,045)
Property and equipment, net		$55,512	$77,237

During the three months ended June 30, 2019, the Company transferred $19.7 million of Property and equipment, net, to Assets held for sale and on August 1, 2019, and August 28, 2019, sold approximately $17.0 million and $2.7 million, respectively of such net assets. See Note 10 – Discontinued Operations and Dispositions.

The following table summarizes total depreciation and amortization expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2019	2018	2019	2018
Depreciation	$571	$788	$1,906	$2,394
Amortization	226	338	755	1,113
Total depreciation and amortization expense	$797	$1,126	$2,661	$3,507

NOTE 6.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment)(a)	Bed Licenses - Separable	Lease Rights	Total
Balances, December 31, 2018
Gross	$22,811	$2,471	$5,015	$30,297
Accumulated amortization	(4,849)	—	(4,109)	(8,958)
Net carrying amount	$17,962	$2,471	$906	$21,339
Acquisitions	—	—	43	43
Assets sold
Gross	(8,535)	—	—	(8,535)
Accumulated amortization	2,003	—	—	2,003
Fully amortized asset adjustments
Gross	—	—	(300)	(300)
Accumulated amortization	—	—	300	300
Amortization expense	(390)	—	(365)	(755)
Balances, September 30, 2019
Gross	14,276	2,471	4,758	21,505
Accumulated amortization	(3,236)	—	(4,174)	(7,410)
Net carrying amount	$11,040	$2,471	$584	$14,095

(a)	Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 5 – Property and Equipment).

The following table summarizes amortization expense for the nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2019	2018	2019	2018
Bed licenses	$104	$171	$390	$512
Lease rights	122	167	365	601
Total amortization expense	$226	$338	$755	$1,113

Expected amortization expense for all definite-lived intangibles for each of the years ended December 31 is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2019(a)	$104	$122
2020	414	304
2021	414	24
2022	414	24
2023	414	23
Thereafter	9,280	87
Total expected amortization expense	$11,040	$584

(a)	Estimated amortization expense for the year ending December 31, 2019, includes only amortization to be recorded after September 30, 2019.

The following table summarizes the carrying amount of goodwill:

(Amounts in 000’s)	September 30, 2019	December 31, 2018
Goodwill - balances, December 31, prior year	$2,105	$2,105
Assets sold	(520)	—
Net carrying amount	$1,585	$2,105

The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

NOTE 7.	LEASES

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

As of September 30, 2019, the Company is in compliance with all operating lease financial covenants.

Subleased facilities

The weighted average remaining lease term for our nine subleased facilities is 8.1 years.

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

Covington Prime Lease. One of the Company’s facilities is leased under an agreement dated August 26, 2002, as subsequently amended (the “Covington Prime Lease”), by and between the Company and Covington Realty, LLC (“Covington”). On January 11, 2019 the Company and Covington entered into a forbearance agreement (the “Covington Forbearance Agreement”), whereby the Company and Covington agreed that: (i) the term of the lease shall be extended from April 30, 2025 until April 30, 2029 (the “Term”); (ii) the base rent was reduced by approximately $0.8 million over the remainder of the prior lease term; and (iii) the Company shall receive relief from approximately $0.5 million of outstanding lease amounts (the “Rent Due”) as of December 31, 2018. Without waiving any default by the Company or Covington’s rights and remedies, and subject to specified terms and conditions for so long as the Company or the Company’s subtenant are not in default under the lease and the proposed sublease, as the case may be, Covington (including its subsidiaries, affiliates, successors and assigns) will forbear from pursuing its rights against the Company for so long as neither the Company nor its subtenant is not in default under the existing lease, as amended on January 11, 2019, or the new sublease, on the final day of the third, fourth and fifth years following the execution of the new sublease. Covington will release and forever quit claim specified portions of the Rent Due as follows: one-third at the end of year three of the new sublease, one-third at the end of year four of the new sublease, and one-third at the end of year five of the new sublease. The forbearance period under the Covington Forbearance Agreement shall terminate as of the expiration of the Term. At Covington’s option in its sole and absolute business discretion, the Covington Forbearance Agreement and the forbearance period thereunder can be terminated upon the occurrence of certain specified events such as, the Company files a petition for bankruptcy or takes advantage of any other debtor relief law, or an involuntary petition for bankruptcy is filed against the Company, or any other judicial action is taken with respect to the Company by any creditor of the Company or the Company breaches or defaults in performance of any covenant or agreement contained in the Covington Forbearance Agreement. Upon termination of the forbearance period under the Covington Forbearance Agreement, for any reason, Covington may take all steps it deems necessary or desirable to enforce its lease rights as permitted by law or equity.

Bonterra/Parkview Master Lease. The Company and certain of its subsidiaries entered into a forbearance agreement with Pinecone with respect to the Pinecone Credit Facility on December 31, 2018 (the “A&R New Forbearance Agreement”). Pursuant to the A&R New Forbearance Agreement, Pinecone consented to the termination, of the Company’s lease and sublease of two skilled nursing facilities, an 115-bed skilled nursing facility located in East Point, Georgia and an 184-bed skilled nursing facility located in Atlanta, Georgia (the “Omega Facilities”), by mutual consent of the Company and the lessor (affiliate of Omega Healthcare) and the sublessees (affiliates of Wellington Health Services) of each of the Omega Facilities (the “Omega Lease Termination”). Prior to the Omega Lease Termination which was effective January 15, 2019, the Omega Facilities were leased under a single indivisible agreement (the “Bonterra/Parkview Master Lease”), which leases were due to expire August 2025 and which Omega Facilities the Company subleased to third party subtenants. Effective January 15, 2019, pursuant to the Omega Lease Termination and as contemplated by the A&R New Forbearance Agreement, the Company’s leases for the Omega Facilities were terminated by mutual consent of the Company and the lessor of the Omega Facilities.

In connection with the Omega Lease Termination, the Company transferred approximately $0.4 million of all its integral physical fixed assets in the Omega Facilities to the lessor and on January 28, 2019 received from the lessor gross proceeds of approximately $1.5 million, consisting of (i) a termination fee in the amount of $1.2 million and (ii) approximately $0.3 million to satisfy other net amounts due to the Company under the leases. The Company paid $1.2 million of such Omega Lease Termination proceeds to Pinecone on January 28, 2019, as required by the A&R New Forbearance Agreement, to reimburse Pinecone for approximately $0.3 million of certain unpaid expenses and partially prepay $0.9 million of the principal amount of Pinecone’s loan to AdCare Property Holdings, LLC (the “AdCare Holdco Loan”). The Omega Lease Termination contributed approximately $0.7 million income recorded in "Net loss attributable to Regional Health Properties, Inc. common stockholders" reported in the consolidated statement of operations for the period ended March 31, 2019. For further information, see Note 10 - Discontinued Operations and Dispositions.

Wellington. Two of the Company’s eight Georgia Facilities, leased under the Prime Lease, are subleased to affiliates of Wellington Health Services under agreements dated January 31, 2015, as subsequently amended (the “Wellington Subleases”). The Wellington Subleases, which are due to expire August 31, 2027, relate to the Company’s 134-bed skilled nursing facility located in Thunderbolt, Georgia (the “Tara Facility”) and an 208-bed skilled nursing facility located in Powder Springs, Georgia (the “Powder Springs Facility”). Effective February 1, 2019, the Company agreed to a 10% reduction in base rent, or in aggregate approximately an average $31,000 per month cash rent reduction for the year ended December 31, 2019, and $48,000 per month decrease in straight-line revenue, respectively for the Tara Facility and the Powder Springs Facility combined. Additionally the Company modified the annual rent escalator to 1% per year from the prior scheduled increase from 1% to 2% previously due to commence of the 1st day of the sixth lease year.

Future Minimum Lease Payments

Future minimum lease payments for each of the next five years ending December 31, are as follows:

(Amounts in 000’s)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2019 (2)	$1,584	$(20)	$1,564
2020	6,390	(389)	6,001
2021	6,551	(869)	5,682
2022	6,691	(1,331)	5,360
2023	6,823	(1,775)	5,048
Thereafter	26,790	(10,391)	16,399
Total	$54,829	$(14,775)	$40,054

(1)	Weighted average discount rate 7.98%.

(2)	Estimated minimum lease payments for the year ending December 31, 2019 include only payments to be paid after September 30, 2019.

Leased and Subleased Facilities to Third-Party Operators

As of September 30, 2019, the Company leased or subleased 21 facilities (12 owned by the Company and nine leased to the Company), to third-party tenants on a triple net basis, meaning that the lessee (i.e., the third-party tenant of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. The weighted average remaining lease term for our facilities is 8.2 years.

Beacon. On August 1, 2015, the Company entered into a lease inducement fee agreement with certain affiliates (collectively, the "Beacon Affiliates") of Beacon Health Management, LLC (“Beacon”), pursuant to which the Company paid a fee of $0.6 million as a lease inducement for certain Beacon Affiliates to enter into sublease agreements and to commence such subleases and transfer operations thereunder (the “Beacon Lease Inducement”). As of December 31, 2017, the balance of the Beacon Lease Inducement was approximately $0.5 million. On April 24, 2018, five Beacon affiliates (the “Ohio Beacon Affiliates”) informed the Company in writing that they would no longer be operating five (four owned and one leased by the Company) of the Company’s facilities located in Ohio (the “Ohio Beacon Facilities”), whose leases were set to expire in 2025, and that they would surrender operation of such facilities to the Company on June 30, 2018. On November 30, 2018, the Ohio Beacon Affiliates, who were ten months in arrears on rental payments, surrendered possession of the Ohio Beacon Facilities and the lease was terminated by mutual consent. Pursuant to such termination, on November 30, 2018, the Company and the Ohio Beacon Affiliates entered into a termination agreement (the “Ohio Beacon Termination Agreement”), whereby the  Ohio Beacon Affiliates agreed to pay a $0.675 million termination fee, payable in 18 monthly installments of $37,500 commencing January 3, 2019 in full satisfaction of the $0.5 million Beacon Lease Inducement and approximately $2.5 million in rent in arrears and approximately $0.6 million of other receivables, such as property taxes and capital expenditures, which discharges each tenant from any and all claims upon completion of the payment plan. The Company intends to enforce its rights under the Ohio Beacon Termination Agreement. As of the date of filing this Quarterly Report, 11 such installment payments have been received, but there is no assurance that the Company will be able to obtain payment of the outstanding unpaid termination fee from the Ohio Beacon Affiliates. During the year ended December 31, 2018, the Company recognized revenue on a cash basis with respect to the Ohio Beacon Facilities. During the first quarter of 2018, the Company expensed approximately $0.7 million straight-line rent asset, recorded an allowance of $0.5 million against the Beacon Lease Inducement and recorded approximately $0.3 million allowance for other receivables. During the three months ended September 30, 2019, the Company released approximately $0.3 million of the provision of doubtful accounts as the Company has assessed the collectability of the remaining $0.3 million termination fee is more probable than not.

Aspire. On November 30, 2018, the Company subleased the Ohio Beacon Facilities to affiliates (collectively, “Aspire Sublessees”) of Aspire Regional Partners, Inc. (“Aspire”) management formerly affiliated with MSTC Development Inc., pursuant to separate sublease agreements (the “Aspire Subleases”), whereby the Aspire Sublessees took possession of, and commenced operating, the Ohio Beacon Facilities (under Aspire’s operation, the “Aspire Facilities”) as subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Aspire Facilities are comprised of: (i) a 94-bed skilled nursing facility located in Covington, Ohio (the “Covington Facility”); (ii) an 80-bed assisted living facility located in Springfield, Ohio (the “Eaglewood ALF Facility”); (iii) a 99-bed skilled nursing facility located in Springfield, Ohio (the “Eaglewood Care Center Facility”); (iv) a 50-bed skilled nursing facility located in Greenfield, Ohio (the “H&C of Greenfield Facility”); and (v) a 50-bed skilled nursing facility located in Sidney, Ohio (the “Pavilion Care Facility”). Under the Aspire Subleases, a default related to an individual facility may cause a default under all the Aspire Subleases. All Subleases are for an initial term of 10 years, with renewal options, except with respect to term for the H&C of Greenfield Facility, which has an initial five year term, and set annual rent increases generally commencing in the third lease year; from month seven of the Aspire Subleases monthly rent amounts may increase based on each facility’s prior month occupancy, with minimum annual rent escalations of at least 1% generally commencing in the third lease year. Minimum rent receivable for the Covington Facility, the Eaglewood ALF Facility, the Eaglewood Care Center Facility, the H&C of Greenfield Facility and the Pavilion Care Facility for the year ending December 31, 2019 is $0.4 million, $0.5 million, $0.4 million, $0.2 million and $0.2 million per annum, respectively. Additionally, the Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at September 30, 2019.

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

On September 20, 2018, the Company reached an agreement with the Symmetry Tenants with respect to the Symmetry Leases, pursuant to which the Symmetry Tenants agreed to a payment plan for the rent arrears and the Company agreed to a reduction in annualized rent of approximately $0.6 million, or 5.3% of the total expected 2018 annual cash rent, and waived approximately $0.2 million in rent arrears, upon which the Symmetry Tenants recommenced monthly rent payments of $0.1 million starting with the September 1, 2018 amounts due under the Symmetry Leases. There is no assurance that the Company will be able to obtain payment of all unpaid rents and the collection of approximately $1.3 million (comprised of approximately $0.9 million straight-line rent asset and approximately $0.4 million of payment plan receivables) of asset balances could be at risk. During the three months ended September 30, 2019, the Company expensed approximately $0.4 million allowance against the outstanding balance of payment plan receivables. On February 28, 2019 the Company completed a mutual lease termination with the Mountain Trace Tenant and operations at the facility were transferred to Vero Health X, LLC (“Vero Health”).

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

At September 30, 2019, there was approximately $1.2 million outstanding on the Peach Line.

C.R. Management. On March 21, 2018, C. R. of Attalla, LLC (the “Attalla Tenant”), affiliated with C-Ross Management, filed a voluntary chapter 11 bankruptcy petition in the state of Alabama, due to unpaid back taxes owed to the Internal Revenue Services (the “IRS”) and a large professional and general liability judgement (the “Attalla PLGL Claim”) imposed against it, in order to be granted an automatic stay from any IRS recoupments and any collection attempts from the Attalla PLGL Claim. The Attalla Tenant continued to pay its monthly rent obligations under its lease agreement to the Company pursuant to the April 16, 2018, court approved motion for the Attalla Tenant to formally assume the Attalla lease. As of December 31, 2018, the Company had recorded a straight-line rent receivable of approximately $0.6 million. On January 8, 2019, the Attalla Tenant bankruptcy filing was dismissed per filing with the bankruptcy court. On August 1, 2019, the Company sold the facility leased to the Attalla Tenant and the College Park Facility as part of the Asset Sale and leased to another tenant affiliated with C-Ross Management and assigned the associated leases, which were set to expire in 2030, pursuant to the Asset Sale. See Note – 10 Discontinued Operations and Dispositions for further information.

Southwest LTC. As part of the Asset Sale, on August 1, 2019 the Company sold the Quail Creek Facility and on August 28, 2019 the Company sold the Northwest Facility, assigning both associated leases which were set to expire in 2025. The tenants of such facilities were affiliated with Southwest LTC and were our only tenants associated with Southwest LTC. See Note – 10 Discontinued Operations and Dispositions for further information.

Future minimum lease receivables, At September 30, 2019, from the Company’s facilities leased and subleased to third party tenants for each of the next five years ending December 31, are as follows:

(Amounts in 000's)
2019 (a)	$3,874
2020	15,716
2021	16,100
2022	17,272
2023	17,587
Thereafter	70,758
Total	$141,307

(a)	Estimated minimum lease receivables for the year ending December 31, 2019 include only payments to be paid after September 30, 2019.

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

NOTE 8.	ACCRUED EXPENSES AND OTHER

Accrued expenses and other consist of the following:

(Amounts in 000’s)	September 30, 2019	December 31, 2018
Accrued employee benefits and payroll-related	$197	$326
Real estate and other taxes	788	851
Self-insured reserve (1)	804	1,435
Accrued interest	212	419
Unearned rental revenue	40	138
Other accrued expenses	826	1,292
Total accrued expenses and other	$2,867	$4,461

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

Notes payable and other debt consists of the following:

(Amounts in 000’s)	September 30, 2019	December 31, 2018
Senior debt—guaranteed by HUD	$32,215	$32,857
Senior debt—guaranteed by USDA (a)	13,411	13,727
Senior debt—guaranteed by SBA (b)	655	668
Senior debt—bonds	6,616	6,960
Senior debt—other mortgage indebtedness	3,812	28,139
Other debt	618	664
Subtotal	57,327	83,015
Deferred financing costs	(1,393)	(1,535)
Unamortized discount on bonds	(153)	(167)
Total debt	55,781	81,313
Less: current portion of debt	1,747	26,397
Notes payable and other debt, net of current portion	$54,034	$54,916

(a)	U.S. Department of Agriculture (“USDA”).
(b)	U.S. Small Business Administration (“SBA”).

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		September 30, 2019	December 31, 2018
Senior debt - guaranteed by HUD (b)
The Pavilion Care Center	Red Mortgage	12/01/2027	Fixed	4.16%	$1,134	$1,219
Hearth and Care of Greenfield	Red Mortgage	08/01/2038	Fixed	4.20%	2,010	2,061
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	5,125	5,216
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	7,957	8,099
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	6,918	7,041
Georgetown	Midland State Bank	10/01/2046	Fixed	2.98%	3,501	3,564
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	5,570	5,657
Total					$32,215	$32,857
Senior debt - guaranteed by USDA (c)
Coosa	Metro City	09/30/2035	Prime + 1.50%	7.00%	5,257	5,388
Mountain Trace	Community B&T	01/24/2036	Prime + 1.75%	7.25%	4,044	4,135
Southland	Bank of Atlanta	07/27/2036	Prime + 1.50%	7.00%	4,110	4,204
Total					$13,411	$13,727
Senior debt - guaranteed by SBA (d)
Southland	Bank of Atlanta	07/27/2036	Prime + 2.25%	7.75%	655	668
Total					$655	$668

(a)

Represents cash interest rates as of September 30, 2019 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs, which range from 0.08% to 0.53% per annum.

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

(c)

For the three skilled nursing facilities, the Company has term loans insured 70% to 80% by the USDA with financial institutions. The loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 1% to 2% through 2019, which declines 1% each year, capped at 1% for the remainder of the first 10 years of the term and 0% thereafter.

(d)	For the one facility, the Company has a term loan with a financial institution, which is insured 75% by the SBA.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		September 30, 2019	December 31, 2018
Senior debt - bonds (b)
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,379	$6,610
Eaglewood Bonds Series B	City of Springfield, Ohio	05/01/2021	Fixed	8.50%	237	350
Total					$6,616	$6,960

(a)	Represents cash interest rates as of September 30, 2019. The rates exclude amortization of deferred financing of approximately 0.15% per annum.
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

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		September 30, 2019	December 31, 2018
Senior debt - other mortgage indebtedness
Quail Creek (c)	Congressional Bank	06/30/2019	LIBOR + 4.75%	7.15%	$—	$4,059
Meadowood	Exchange Bank of Alabama	05/01/2022	Fixed	4.50%	3,812	3,918
College Park (c)	Pinecone (b)	08/15/2020	Fixed	13.50%	—	2,846
Northwest (c)	Pinecone (b)	08/15/2020	Fixed	13.50%	—	2,803
Attalla (c)	Pinecone (b)	08/15/2020	Fixed	13.50%	—	9,089
Adcare Property Holdings (c)	Pinecone (b)	08/15/2020	Fixed	13.50%	—	5,424
Total					$3,812	$28,139

(a)	Represents cash interest rates as of September 30, 2019 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.30% per annum.
(b)

On February 15, 2018, the Company entered into the Pinecone Credit Facility with Pinecone. The Company entered into a number of forbearance agreements, which provided for certain amendments to the Pinecone Credit Facility (for further information see, “Pinecone Credit Facility” below in this Note).

(c)	Debt credit facilities held for sale at June 30, 2019 and subsequently repaid in full on August 1, 2019. For further information see Note 10 – Discontinued Operations and Dispositions.

(Amounts in 000’s)
Lender	Maturity	Interest Rate		September 30, 2019	December 31, 2018
Other debt
First Insurance Funding	03/01/2020	Fixed	6.19%	$103	$20
Key Bank	08/25/2021	Fixed	0.00%	495	495
McBride Note (a)	09/30/2019	Fixed	4.00%	—	115
South Carolina Department of Health & Human Services (b)	02/24/2019	Fixed	5.75%	—	34
Marlin Covington Finance	3/11/2021	Fixed	20.17%	20	—
Total				$618	$664

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

Pinecone Credit Facility

On February 15, 2018 (the “Closing Date”), the Company entered into the Pinecone Credit Facility with Pinecone, with an original aggregate principal amount of $16.25 million, which refinanced existing mortgage debt in an aggregate amount of $8.7 million on three skilled nursing properties, the Attalla Facility, the College Park Facility and the Northwest Facility (the “Pinecone Facilities”), and provided additional surplus cash flow of $6.3 million for general corporate needs after deducting approximately $1.25 million in debt issuance costs and prepayment penalties.

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

The maturity date of the Pinecone Credit Facility was August 15, 2020 and it originally bore interest at a fixed rate equal to 10% per annum for the first three months after the Closing Date and at a fixed rate equal to 12.5% per annum thereafter, subject to adjustment upon an event of default and specified regulatory events. The Pinecone Credit Facility was secured by, among other things, first priority liens on the Pinecone Facilities and all tangible and intangible assets of the borrowers owning the Pinecone Facilities, including all rent payments received from the operators thereof. Accrued and unpaid interest on the outstanding principal amount of the Pinecone Credit Facility was payable in consecutive monthly installments. Unless accelerated by Pinecone, the entire unpaid principal amount of the Pinecone Credit Facility was due on the maturity date, together with all accrued and unpaid interest and a finance fee equal to 3% of the original principal amount.

The Pinecone Credit Facility was subject to customary operating and financial covenants and regulatory conditions for each of the Pinecone Facilities, which resulted in additional monthly interest charges during any non-compliance and cure period. The Pinecone Credit Facility was prepayable with a prepayment premium equal to 1% of the principal amount being repaid.

The Pinecone Credit Facility and the related documentation provided for customary events of default. Upon the occurrence of certain events of default, Pinecone increased the interest rate to 18.5% during periods not covered by compliance with the relevant forbearance agreement.

Pinecone Forbearance Agreements

On May 10, 2018, management was notified by Pinecone that the certain events of default under the Pinecone Credit Facility had occurred and were continuing. On May 18, 2018, the Company and Pinecone entered into a forbearance agreement (the “Original Forbearance Agreement”), pursuant to which Pinecone agreed, subject to terms and conditions set forth in the Original Forbearance Agreement, to forbear from exercising its default-related rights and remedies with respect to specified events of default (the “Specified Defaults”) under the Pinecone Credit Facility during the forbearance period provided for therein. The Original Forbearance Agreement outlined a plan of correction whereby the Company could regain compliance under the Pinecone Credit Facility. Requirements set forth in the Original Forbearance Agreement included, among other things, the hiring of a special consultant to advise management on operational improvements and to assist in coordinating overall company strategy. Pursuant to the Original Forbearance Agreement, the Company and Pinecone agreed to amend certain provisions of the Pinecone Credit Facility. Such amendments, among other things: (i) eliminated the Company’s obligation to complete certain lease assignments to suitably qualified replacement operators; (ii) required the payment of a specified “break-up fee” upon certain events, including prepayment of the Pinecone Credit Facility or a change of control; (iii) increased the ongoing interest rate from 12.5% per annum to 13.5% effective May 18, 2018; and (iv) increased the outstanding principal balance of the Pinecone Credit Facility by 2.5%.

The Company and certain of its subsidiaries subsequently entered into additional forbearance agreements with Pinecone with respect to the Pinecone Credit Facility on September 6, 2018 (the “New Forbearance Agreement”) and the A&R New Forbearance Agreement on December 31, 2018. The forbearance period under the Original Forbearance Agreement terminated on July 6, 2018 and the forbearance period under the A&R New Forbearance Agreement terminated on December 31, 2018 because the Company did not satisfy certain conditions set forth therein.

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

Pursuant to the New Forbearance Agreement which amended the Pinecone Credit Facility, the Company hired a financial advisor (a “Financial Advisor”) acceptable to Pinecone to advise management and the Board of Directors on operational improvements and to assist in coordinating overall company strategy, whose engagement included assisting the Company to obtain one or more sources of refinancing to repay the obligations under the Pinecone Credit Facility.

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

On June 13, 2019, the Company and certain of its subsidiaries entered into an amendment with respect to the Second A&R Forbearance Agreement (the “Pinecone Amendment”), pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the Pinecone Amendment, to extend the timeline to complete the Asset Sale to August 15, 2019.

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

Pinecone Credit Facility Repayment

On August 1, 2019, the Company used a portion of the proceeds from the Asset Sale to repay approximately $21.3 million to Pinecone to extinguish all obligations and amounts owed under the Pinecone Credit Facility. However for a period of three months following such repayment, Pinecone continued to hold a right of first refusal to provide first mortgage financing for any acquisition of a healthcare facility by the Company and to have the Pinecone Financing Option. The repayment amount was comprised of the following amounts: (i) approximately $20.7 million in principal (net of $0.1 million loan forgiveness); (ii) $0.5 million in interest; and (iii) $0.1 million in legal expenses. See Note – 10 Discontinued Operations and Dispositions for further information.

On September 30, 2019, the Company and Pinecone entered into a waiver and release agreement, and the Company paid approximately $0.4 million to Pinecone to fully extinguish the Surviving Obligations under the Pinecone Credit Facility.

Quail Creek Credit Facility

On April 30, 2019, the Company, a wholly owned subsidiary of the Company and Congressional Bank amended the terms of the Quail Creek Credit Facility, with an original aggregate principal amount of $5.0 million, to extend the maturity date of the Quail Creek Credit Facility, with a principal balance of approximately $4.0 million as of March 31, 2019, and bearing interest at LIBOR + 4.75%, to June 30, 2019 (the “Maturity Date”), with an option to further extend the Maturity Date to July 31, 2019, as discussed below. The Quail Creek Credit Facility was secured by a mortgage on the Quail Creek Facility.

As discussed above, on April 15, 2019, the Company entered into the PSA with MED, which provided for, among other things, the sale of the Quail Creek Facility to MED.

The option to further extend the Maturity Date of the Quail Creek Credit Facility to July 31, 2019 (the “Extension Option”), was subject to the Company’s satisfaction of the following conditions: (i) the Company shall have delivered to the  Congressional Bank written notice of its intent to exercise the Extension Option no earlier than 45 days and no later than 30 days prior to the Maturity Date; (ii) no default or event of default shall have occurred; (iii) the closing under the PSA shall have been extended and the PSA shall otherwise still be in full force and effect (including with respect to the Quail Creek Facility); (iv) Congressional Bank shall have received such additional information or costs as Congressional Bank may request; and (v) Congressional Bank shall have approved such extension in its commercially reasonable discretion.

On August 1, 2019, the Company paid approximately $3.8 million to the Congressional Bank to extinguish all obligations and amounts owed under the Quail Creek Credit Facility. The repayment amount was comprised of $3.9 million in principal after application of approximately $0.1 million in restricted cash. See Note – 10 Discontinued Operations and Dispositions for further information.

Debt Covenant Compliance

As of September 30, 2019, the Company had 17 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries).  The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

As of September 30, 2019, the Company was in compliance with all covenant requirements under its outstanding credit related instruments.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities for the twelve months ended September 30 of the respective year:

For the twelve months ended September 30,	(Amounts in 000’s)
2020	$1,747
2021	2,216
2022	5,155
2023	1,723
2024	1,811
Thereafter	44,675
Subtotal	$57,327
Less: unamortized discounts	(153)
Less: deferred financing costs, net	(1,393)
Total notes and other debt	$55,781

NOTE 10.	DISCONTINUED OPERATIONS AND DISPOSITIONS

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

The following table summarizes the activity of discontinued operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2019	2018	2019	2018
Cost of services	$(101)	$(159)	$(411)	$235
Interest expense, net	—	2	—	7
Net income (loss)	$101	$157	$411	$(242)

The Company’s major classes of discontinued operation’s assets and liabilities included within the Company’s consolidated balance sheets at September 30, 2019 and December 31, 2018, respectively are: (i) “Accounts receivable, net of allowance” of $0.2 million and $0.1 million; (ii) “Accounts payable” of $3.0 million and $3.5 million; and (iii) “Accrued expenses and other” of $1.3 million and $2.1 million.

Dispositions

Omega

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

Facilities Sale to MED

On April 15, 2019, certain subsidiaries of the Company entered into the PSA with MED, with respect to four skilled nursing facilities owned by the Company.

Subject to the terms of the PSA, the Company agreed to sell, and MED agreed to purchase, all of the Company’s right, title and interest in the PSA Facilities. MED’s obligation to complete such purchase and sale was subject to specified closing conditions, which included a 30 day due diligence period (the “Due Diligence Period”).  In consideration therefor, MED agreed to pay to the Company the sum of approximately $28.5 million in cash.

On June 11, 2019, the Company and MED entered into an amendment (the “PSA Amendment”) to the PSA, pursuant to which the Company and MED agreed, that the Due Diligence Period expired as of June 3, 2019 and that the scheduled closing date, subject to satisfaction or waiver of customary terms and conditions, would occur on August 1, 2019. In accordance with the PSA and PSA Amendment, MED deposited the first deposit of $0.15 million and the second deposit of $0.15 million into an escrow account.

On August 1, 2019, the Company and MED completed the sale of three of the PSA Facilities, together with substantially all of the fixtures, equipment, furniture, leases and other assets relating to such facilities, pursuant to the PSA as amended, and entered into an additional amendment to the PSA on July 31, 2019 (the “PSA NW Amendment”). The aggregate purchase price paid to the Company for the three facilities was $26.1 million, net of $0.175 million from the first and second deposits held in escrow. The remaining earned $0.125 million was applied to the remaining facility sale on August 28, 2019, and the Company paid a $0.4 million sale commission. The proceeds from the sale were used to repay the Pinecone Credit Facility and Quail Creek Credit Facility in full.

The PSA NW Amendment provided for: (i) the extension of the scheduled closing date of the fourth facility, the Northwest Facility, to August 30, 2019, subject to satisfaction or waiver of customary terms and conditions, which could have been extended to September 30, 2019, for an additional non-refundable fee of $0.075 million if Buyer notified Seller in writing by August 28, 2019 at 5:00 p.m. EST; and (ii) a reduction in the purchase price of approximately $0.1 million for building improvements.

On August 28, 2019, the Company sold to MED the Northwest Facility, together with substantially all of the fixtures, equipment, furniture, leases and other assets relating to the Northwest Facility, pursuant to the PSA as amended, between Seller and Buyer. In connection with the sale, MED paid to the Company a cash purchase price for the Northwest Facility equal to $2.4 million, and the Company incurred approximately $0.1 million for a building improvement credit and sales commission expenses.

The sale of the PSA Facilities contributed approximately $4.8 million income to the Company’s “Net loss attributable to Regional Health Properties, Inc. common stockholders” for the nine months ended September 30, 2019, which was comprised of approximately $6.4 million gain on the sale of assets, approximately $0.1 million in operational net income offset by $1.7 million of expenses related to the Pinecone Credit Facility forbearance agreements and debt extinguishment, in "Net loss attributable to Regional Health Properties, Inc. common stockholders" reported in the Consolidated Statement of operations for the nine months ended September 30, 2019.

The following table provides summary information regarding the leases associated with the PSA Facilities and related licensed beds/units by operator affiliation as of the disposition date:

					2019 Cash	2019 Cash
				Lease Term	Annual Rent	Annual Rent
Facility Name	Licensed Beds/Units	Location	Operator Affiliation	Expiration Date	(Amounts in 000’s)	% of Total Expected
Attalla (a)	182	AL	C.R. Management	8/31/2030	$1,175	6.4%
College Park (a)	100	GA	C.R. Management	3/31/2025	645	3.5%
Quail Creek (a)	118	OK	Southwest LTC	12/31/2025	783	4.3%
Northwest (b)	100	OK	Southwest LTC	12/31/2025	379	2.1%
Total	500				$2,982	16.3%

(a)

Disposition was completed on August 1, 2019. The Company received net proceeds of $0.4 million after repayment of the Pinecone Credit Facility, the Quail Creek Credit Facility and associated expenses related to the transactions.

(b)	Disposition was completed on August 28, 2019. The Company received net proceeds of $2.3 million.

The following table provides summary information regarding the credit facilities associated with the PSA Facilities and related purchase price, debt repaid and net gain on the sale for the period ended September 30, 2019:

				Principal indebtedness repaid	Purchase Price	Gain/(loss) on Sale
Facility Name	Lender	Interest Rate (a)		(Amounts in 000’s)	(Amounts in 000’s)	(Amounts in 000’s)
Attalla	Pinecone	Fixed	13.50%	$9,696	$13,000	$3,739
College Park	Pinecone	Fixed	13.50%	3,043	7,000	3,050
Quail Creek	Congressional Bank	LIBOR + 4.75%	7.15%	3,878	6,100	524
Northwest	Pinecone	Fixed	13.50%	3,011	2,400	(862)
AdCare Property Holdings	Pinecone	Fixed	13.50%	5,009	—	—
Total				$24,637	$28,500	$6,451

Pinecone Credit Facility

On August 1, 2019, the Company paid $21.3 million to Pinecone to repay all amounts owed under the Pinecone Credit Facility. The repayment amount was comprised of the following amounts: (i) approximately $20.7 million in principal (net of $0.1 million loan forgiveness); (ii) $0.5 million in interest; and (iii) $0.1 million in legal expenses. On September 30, 2019, the Company paid $0.4 million to Pinecone to terminate the Surviving Obligations.

Quail Creek Credit Facility

On August 1, 2019, the Company paid approximately $3.8 million to Congressional Bank to extinguish all obligations and amounts owed under the Quail Creek Credit Facility. The repayment amount was comprised of $3.9 million in principal after application of approximately $0.1 million in restricted cash.

NOTE 11.COMMON AND PREFERRED STOCK

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

There were no dividends paid on the common stock during the three and nine months ended September 30, 2019 and 2018.

Preferred Stock

No dividends were declared or paid on the Series A Preferred Stock for the three and nine months ended September 30, 2019 and for the three and nine months ended September 30, 2018.

As of September 30, 2019, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $16.6 million of undeclared preferred stock dividends in arrears.  Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company legally available for the payment of distributions, cumulative preferential cash dividends at an annual rate equal to 10.875% of the $25.00 per share stated liquidation preference of the Series A Preferred Stock, which is equivalent to an annual rate of $2.72 per share or $1.9 million per quarter. Dividends on the Series A Preferred Stock, when and as declared by the Board, are payable quarterly in arrears, on March 31, June 30, September 30, and December 31 of each year. On June 8, 2018, the Board determined to continue suspension of the payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Under the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock shall continue to accrue and accumulate regardless of whether such dividends are declared by the Board. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for four dividends periods: (i) the annual dividend rate on the Series A Preferred Stock has increased to 12.875% ,which is equivalent to an annual rate of $3.22 or $2.2 million per quarter, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash; and (ii) the holders of the Series A Preferred Stock will be entitled to vote, as a single class, for the election of two additional directors to serve on the Board, as further described in the Charter.

As of September 30, 2019, the Company had 2,811,535 shares of the Series A Preferred Stock issued and outstanding.

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

For the three and nine months ended September 30, 2019 and 2018, the Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2019	2018	2019	2018
Employee compensation:
Restricted stock	$—	$4	$—	$11
Total employee stock-based compensation expense	$—	$4	$—	$11
Non-employee compensation:
Board restricted stock	$22	$46	$70	$115
Total non-employee stock-based compensation expense	$22	$46	$70	$115
Total stock-based compensation expense	$22	$50	$70	$126

Stock Incentive Plan

The AdCare Health Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Stock Incentive Plan”), was assumed by Regional Health pursuant to the Merger.  As a result of the Merger, all rights to acquire shares of AdCare common stock under any AdCare equity incentive compensation plan have been converted into rights to acquire Regional Health common stock pursuant to the terms of the equity incentive compensation plans and other related documents, if any.  The 2011 Stock Incentive Plan expires March 28, 2021 and provides for a maximum of 168,950 shares of common stock to be issued. The 2011 Stock Incentive Plan permits the granting of incentive or nonqualified stock options and the granting of restricted stock. The plan is administered by the Compensation Committee of the Board (the “Compensation Committee”), pursuant to authority delegated to it by the Board. The Compensation Committee is responsible for determining the employees to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. As of September 30, 2019, the number of securities remaining available for future issuance is 19,421.

In addition to the 2011 Stock Incentive Plan, the Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee.

For the three and nine months ended September 30, 2019 and 2018, there were no issuances of common stock options or warrants.

Common Stock Options

The following table summarizes the Company’s common stock option activity for the nine months ended September 30, 2019:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2018	15	$47.77	5.4	$—
Granted	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding and Vested, September 30, 2019	15	$47.77	4.6	$—

The following table summarizes the common stock options outstanding and exercisable as of September 30, 2019:

	Stock Options Outstanding			Options Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested, September 30, 2019	Weighted Average Exercise Price
$15.72 - $47.99	10	5.0	$46.84	10	$46.84
$48.00 - $51.60	5	4.0	$49.42	5	$49.42
Total	15	4.6	$47.77	15	$47.77

Common Stock Warrants

The following table summarizes the Company’s common stock warrant activity for the nine months ended September 30, 2019:

	Number of Warrants (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2018	85	$45.53	3.7	$—
Granted	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding and Vested, September 30, 2019	85	$45.53	2.9	$—

The following table summarizes the common stock warrants outstanding and exercisable as of September 30, 2019:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested, September 30, 2019	Weighted Average Exercise Price
$0.00- $23.99	9	0.1	$23.16	9	$23.16
$24.00 - $35.99	9	0.1	$30.84	9	$30.84
$36.00 - $47.99	23	1.7	$44.50	23	$44.50
$48.00 - $59.99	42	4.8	$52.99	42	$52.99
$60.00 - $70.80	2	3.6	$70.80	2	$70.80
Total	85	2.9	$45.53	85	$45.53

Restricted Stock

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2019:

	Number of Shares (000's)	Weighted Avg. Grant Date Fair Value
Unvested, December 31, 2018	48	$6.20
Granted	—	$—
Vested	(19)	$8.65
Forfeited	—	$—
Unvested, September 30, 2019	29	$4.63

For restricted stock unvested at September 30, 2019, $0.1 million in compensation expense will be recognized over the next 1.1 years.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of September 30, 2019, all of the Company’s facilities leased and subleased to third-party operators and managed for third-parties are certified by the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”) and are operational. See Note 7 - Leases.

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

Professional and General Liability Claims. As of September 30, 2019, the Company is a defendant in a total of 12 professional and general liability actions, primarily commenced on behalf of three of our former patients and nine of our current or prior tenant’s former patients. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died while patients of our facilities due to professional negligence or understaffing. One such action, on behalf of the Company’s former patient, is covered by insurance, except that any award of punitive damages would be excluded from such coverage and nine of such actions relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator and which are subject to such operators’ indemnification obligations in favor of the Company.

During the three months ended March 31, 2019: (i) one action was dismissed, and because the plaintiffs did not re-file on or before September 12, 2019, may not re-file; and (ii) one additional action was filed on January 25, 2019 for a medical injury and improper care and treatment in the Circuit Court of Pulaski County, State of Arkansas on behalf of a deceased patient, who received care after the Transition, against the then operator affiliated with Skyline Healthcare, LLC (“Skyline”), the Company and CIBC Bancorp USA, Inc. The plaintiff (Montgomery) is seeking unspecified compensatory damages for the actual losses and unspecified punitive damages. The Company believes that this action lacks merit and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in the action that has been filed against it.

During the three months ended June 30, 2019, three professional and general liability claims as detailed below were filed against the Company.

On May 9, 2019, a complaint was filed in the State Court of Bibb County, State of Georgia by a patient, who received care outside Regional’s date of service (post Transition), against three different unrelated facilities and companies associated with those facilities. One of our tenants, their operator affiliated management company (Beacon) and the Company are among the named defendants. The plaintiff (Goodrum) alleges personal injury, pain and suffering, medical bills and expenses, and loss of consortium and is seeking unspecified compensatory damages to be determined by jury trial. The complaint claims that medical expenses to date amount to $3.0 million. The Company is indemnified in this action by Beacon and believes that this action lacks merit. The Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in the action that has been filed against it.

On May 15 2019, a complaint was filed in the Circuit Court of Pulaski County, the State of Arkansas on behalf of a patient, who received care outside Regional’s date of service (post-Transition), against the then operator Skyline, the Company and CIBC Bancorp USA, Inc. The plaintiff (McFadden) alleges medical injury, improper care and treatment and is seeking unspecified compensatory damages for the actual losses and unspecified punitive damages. The Company believes that this action lacks merit, the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in the action that has been filed against it.

On June 17, 2019, a complaint was filed in Jackson County, General Court of Justice Superior Court Division, in the State of North Carolina by the estate of a patient (Medlin) who died in August 2016, against one of our prior tenants, their operator affiliated management company (Symmetry), the Company and our new tenant who began operations on March 1, 2019. The plaintiff alleged wrongful death and gross medical malpractice and was seeking unspecified amounts to recover medical and funeral expenses, compensatory damages for pain and suffering, legal expenses and compensation in excess of $25,000 for wrongful death, to be determined by jury trial. The action against the Company was dismissed on August 19, 2019.

During the three months ended September 30, 2019, three professional and general liability actions were dismissed, one of which was indemnified by our former tenant and one of which was insured. Additionally the Company settled one professional and general liability action (our former patient), for a total of $200,000, payable in 12 monthly installments of $14,500 with an initial payment of $26,000 commencing November 2019.

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

The Company paid, net of the Insurance Settlement Amount, an aggregate of approximately $2.4 million in settlement of all 25 actions filed in the State of Arkansas. The probate court approved settlements with respect to 15 of the 25 Arkansas actions during the quarter ended June 30, 2018 (having approved three in the first quarter of 2018) and approximately $3.3 million and $0.5 million, respectively, was paid from the mediator’s trust account in such settlements.

In the first quarter of 2018, the Company settled four professional and general liability actions (other than those subject to mediation settlement agreements as discussed above) for the total of $670,000.

In the second quarter of 2018, the Company settled one professional and general liability action (other than those subject to mediation settlement agreements as discussed above) for a total of $50,000, paid in 10 monthly installments commencing July 2018.

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

The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other” in the Company’s consolidated balance sheets of $0.8 million and $1.4 million at September 30, 2019 and December 31, 2018, respectively. Additionally as of September 30, 2019 and December 31, 2018, $0.4 million and $0.6 million, respectively, was reserved for settlement amounts in “Accounts payable” in the Company’s consolidated balance sheets. For additional information regarding the Company’s self-insurance reserve, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 15 – Commitments and Contingencies included in the Annual Report.

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

On April 21, 2017, the Company moved for relief from the automatic stay seeking release of its collateral, the Debtors’ accounts and their proceeds, which the trustee has represented as a total of approximately $0.8 million. The Company’s motion was opposed by the Chapter 7 trustee and another creditor, in May 2017.  In its objection, the Chapter 7 trustee asserted that the Company was not entitled to any of the $0.8 million with respect to the HAH Note. In addition to opposing the Company’s claim to the $0.8 million, the Chapter 7 trustee also indicated he was investigating avoidance claims against the Company with respect to funds the Company received from the Debtors prior to the bankruptcy filings. On March 28, 2018, such avoidance case was filed, requesting relief in an amount of $4.7 million. The Company charged approximately $0.3 million and $0.6 million to “Provision for doubtful accounts” in the Company’s consolidated statement of operations on the HAH Note as of December 31,

2018, and December 31, 2017, respectively. On March 13, 2019, the Company and the Chapter 7 bankruptcy trustee entered into a settlement agreement to settle all existing and potential claims, including such avoidance claim. The Company has received $0.1 million with respect to the $1.0 million HAH Note.

Hardin & Jesson Action. On August 5, 2019, the Company received notification from Hardin & Jesson that they had executed a settlement agreement with the Company pursuant to an action filed in Sebastian County Circuit Court - Fort Smith Division, Arkansas by Hardin & Jesson on February 25, 2019, requesting financial documents from the Company’s predecessor issuer and seeking relief of outstanding amounts for legal services provided to the Company (and certain of its subsidiaries) in the State of Arkansas in relation to professional and general liability claims of approximately $0.5 million. On April 18, 2019, Hardin & Jesson amended their filing to correct their initial filing to clarify the claim is against the Company. On May 8, 2019, the Company provided a response denying the allegations. The settlement agreement provides for an agreed net outstanding liability of $0.3 million and provides for monthly payments of $13,888 beginning July 1, 2019, and continuing on the first day of each month thereafter until the $0.3 million liability is paid in full. As of the date of filing this Quarterly Report the Company has made five of the required payments, in accordance with the terms of the agreement.

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

McBride Matters

During the three and nine months ended September 30, 2019, the Company paid $39,082 and $117,247, respectively to Mr. McBride, the Company’s former Chief Executive Officer and a former director, in full satisfaction of the McBride Settlement Agreement.

Rimland Matters

On May 13, 2019, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”), with Allan J. Rimland, our former Chief Executive Officer, Chief Financial Officer, President and director, who voluntarily resigned his employment effective October 17, 2017, pursuant to which, among other things, and in lieu of any other rights or obligations under Mr. Rimland’s employment agreement, the Company agreed to pay Mr. Rimland $85,000 in cash for claimed breach of employment agreement and for certain compensation alleged to be due and owing and Mr. Rimland released the Company from all claims and liabilities, including those arising out of his employment, and his employment agreement, with the Company (but excluding claims to enforce the provisions of the Settlement Agreement). The Settlement Agreement provided for two monthly payments of $25,000 paid by June 30, 2019, followed by three monthly payments of $11,667, paid during July 2019, August 2019 and September 2019.

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

Overview

Regional Health, through its subsidiaries, is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living.  Our business primarily consists of leasing and subleasing healthcare facilities to third-party tenants. As of September 30, 2019, the Company owned, leased, or managed for third parties 24 facilities primarily in the Southeast.

The operators of the Company’s facilities provide a range of health care and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

On April 15, 2019, the Company entered into the PSA with MED providing for the sale of four of the Company’s skilled nursing facilities, with substantially all of the fixtures, equipment, furniture, leases and other assets relating to such facilities, on August 1, 2019, subject to satisfaction or waiver of customary terms and conditions.

Under the PSA, the Company sold to MED: (i) on August 28, 2019, the Northwest Facility; and (ii) on August 1, 2019 (a) the Attalla Facility, (b) the College Park Facility, and (c) the Quail Creek Facility.

In connection with the Asset Sale: (i) MED paid to the Company a cash purchase price for the PSA Facilities equal to $28.5 million in the aggregate; (ii) the Company incurred approximately $0.4 million in sales commission expenses and $0.1 million for a building improvement credit; and (iii) the Company transferred approximately $0.1 million in lease security deposits to MED.

On August 1, 2019, the Company used a portion of the proceeds from the Asset Sale to repay approximately $21.3 million to Pinecone to extinguish all indebtedness owed by the Company under the Pinecone Credit Facility, and to repay approximately $3.8 million to Congressional Bank to extinguish all indebtedness owed by the Company under the Quail Creek Credit Facility. On September 30, 2019, the Company and Pinecone entered into a waiver and release agreement, and the Company paid approximately $0.4 million to Pinecone to fully extinguish the Surviving Obligations under the Pinecone Credit Facility. For further information, see Note 10 – Discontinued Operations and Dispositions, Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)” in this Quarterly Report.

Liquidity.

Going Concern and Overview

As of September 30, 2019, we had negative working capital of approximately $1.6 million which excludes $6.1 million of current operating lease obligation (with the corresponding right of use asset classified as long term). At September 30, 2019, we had $3.4 million in unrestricted cash and $55.8 million in indebtedness, including current maturities of $1.7 million. The current portion of such indebtedness includes senior debt and bond and mortgage indebtedness.

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

The Company repaid the Pinecone Credit Facility and Quail Creek Credit Facility on August 1, 2019 using proceeds from the Asset Sale. If efforts to make such repayment had been unsuccessful, the Company would have been required to seek relief through other available alternatives, including a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might have been necessary if the Company was unable to continue as a going concern. See Note – 10 Discontinued Operations and Dispositions, to our consolidated financial statements in Part I, Item 1, “Financial Statements (unaudited)” in this Quarterly Report for details regarding the Asset Sale. The Asset Sale, and the repayment of all amounts due under the Pinecone Credit Facility and the Quail Creek Credit Facility, have addressed certain factors that had created substantial doubt regarding the Company’s ability to continue as a going concern.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months from the date of this filing. At September 30, 2019, the Company had $3.4 million in unrestricted cash. During the nine months ended September 30, 2019, the Company generated positive cash flow from continuing operations of $2.2 million.

Portfolio

The following table provides summary information regarding the number of facilities and related licensed beds/units as of September 30, 2019:

	Owned		Leased		Managed for Third Parties		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
State
Alabama	2	230	—	—	—	—	2	230
Georgia	3	395	8	884	—	—	11	1,279
North Carolina	1	106	—	—	—	—	1	106
Ohio	4	291	1	99	3	332	8	722
South Carolina	2	180	—	—	—	—	2	180
Total	12	1,202	9	983	3	332	24	2,517
Facility Type
Skilled Nursing	10	1,016	9	983	2	249	21	2,248
Assisted Living	2	186	—	—	—	—	2	186
Independent Living	—	—	—	—	1	83	1	83
Total	12	1,202	9	983	3	332	24	2,517

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation as of September 30, 2019:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management	6	689
Aspire	5	390
Wellington Health Services	2	342
Peach Health	3	266
Symmetry Healthcare (2)	2	180
Beacon Health Management	2	212
Vero Health (2)	1	106
Subtotal	21	2,185
Regional Health Managed	3	332
Total	24	2,517

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

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Three Months Ended
Operating Metric (1)	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Occupancy (%) (2)	79.7%	80.8%	80.7%	80.1%

(1)	Excludes the four PSA Facilities, Mountain Trace Facility, five facilities in Ohio, three managed facilities, and two Omega Facilities.
(2)	Occupancy percentages are based on licensed beds.

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown as of September 30, 2019:

		Licensed Beds		Annual Lease Revenue (1)
	Number of Facilities	Amount	Percent (%)	Amount '000's	Percent (%)
2023	1	62	2.8%	263	1.6%
2024	1	126	5.8%	965	5.8%
2025	2	269	12.3%	2,221	13.3%
2026	—	—	0.0%	—	0.0%
2027	8	884	40.4%	7,748	46.4%
2028	4	328	15.0%	2,352	14.1%
2029	1	106	4.9%	538	3.2%
Thereafter	4	410	18.8%	2,601	15.6%
Total	21	2,185	100.0%	$16,688	100.0%

(1)	Straight-line rent.

Acquisitions

There were no acquisitions during the three and nine months ended September 30, 2019. For historical information regarding the Company’s acquisitions, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 10 – Acquisitions and Dispositions included in the Annual Report.

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

On August 1, 2019, the Company and MED completed the sale of three of the PSA Facilities, together with substantially all of the fixtures, equipment, furniture, leases and other assets relating to such facilities, pursuant to the PSA, as amended. The aggregate purchase price paid to the Company for the three facilities was $26.1 million, net of $0.175 million from the first and second deposits held in escrow (the remaining earned $0.125 million deposit was applied to the remaining facility sale upon closing), and the Company paid a $0.4 million sale commission. The proceeds from the sale were used to repay the Pinecone Credit Facility and Quail Creek Credit Facility in full.

On August 28, 2019, the Company, sold the Northwest Facility, together with substantially all of the fixtures, equipment, furniture, leases and other assets relating to the Northwest Facility, to MED, pursuant to the PSA, as amended. In connection with the sale, MED paid to the Company a cash purchase price for the Northwest Facility equal to $2.4 million, and the Company incurred approximately $0.1 million for a building improvement credit and sales commission expenses. For further information on the above transactions, see Note 9 – Notes Payable and Other Debt and Note 10 – Discontinued Operations and Dispositions to the Company's Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in 000’s)	2019	2018	Percent Change (*)	2019	2018	Percent Change (*)
Revenues:
Rental revenues	$4,590	$4,972	(7.7)%	$14,746	$15,706	(6.1)%
Management fees	239	235	1.7%	716	703	1.8%
Other revenues	1	49	(98.0)%	93	148	(37.2)%
Total revenues	4,830	5,256	(8.1)%	15,555	16,557	(6.1)%
Expenses:
Facility rent expense	1,640	2,171	(24.5)%	5,006	6,512	(23.1)%
Cost of management fees	148	137	8.0%	467	448	4.2%
Depreciation and amortization	797	1,126	(29.2)%	2,661	3,507	(24.1)%
General and administrative expenses	730	984	(25.8)%	2,551	2,751	(7.3)%
Provision for doubtful accounts	32	(48)	NM	(214)	3,934	NM
Other operating expenses	191	255	(25.1)%	821	823	(0.2)%
Total expenses	3,538	4,625	(23.5)%	11,292	17,975	(37.2)%
Income (loss) from operations	1,292	631	104.8%	4,263	(1,418)	NM
Other (income) expense:
Interest expense, net	1,157	1,783	(35.1)%	4,535	4,595	(1.3)%
Loss on extinguishment of debt	924	3,514	(73.7)%	2,478	3,955	(37.3)%
Gain on disposal of assets	(6,451)	—	NM	(7,141)	—	NM
Other (income) expense	(48)	—	NM	6	10	NM
Total other (income) expense, net	(4,418)	5,297	(183.4)%	(122)	8,560	(101.4)%
Income (loss) from continuing operations before income taxes	5,710	(4,666)	(222.4)%	4,385	(9,978)	(143.9)%
Income tax expense	—	—	NM	44	33	33.3%
Income (loss) from continuing operations	5,710	(4,666)	(222.4)%	4,341	(10,011)	(143.4)%
Income (loss) from discontinued operations, net of tax	101	157	(35.7)%	411	(242)	(269.8)%
Net income (loss)	$5,811	$(4,509)	(228.9)%	$4,752	$(10,253)	(146.3)%

*	Not meaningful (“NM”).

Three Months Ended September 30, 2019 and 2018

Rental revenues—Rental revenue decreased by approximately $0.4 million, or 7.7%, to $4.6 million for the three months ended September 30, 2019, compared with $5.0 million for the same period in 2018. The decrease reflects approximately $0.6 million related to the Omega Lease Termination, $0.5 million related to the sale of the PSA Facilities and approximately $0.1 million due to an amendment to the Wellington Subleases off-set by approximately $0.7 million rent received in the current year by affiliates of Aspire for the facilities operated by Ohio Beacon Affiliates in the prior year who stopped paying rent and the recognition of $0.1 million of property tax income as a result of the Company’s adoption on ASC 842. The Company recognizes all rental revenues on a straight line rent accrual basis, except with respect to the Ohio Beacon Affiliates in the prior year and the Mountain Trace Facility while operated by an affiliate of Symmetry for January and February 2019 and the PSA Facilities sold during the current quarter, for which rental revenue was recognized based on cash received.

Facility rent expense—Facility rent expense decreased by approximately $0.6 million, or 24.5%, to $1.6 million for the three months ended September 30, 2019, compared with $2.2 million for the same period in 2018. The net decrease is due to the Omega Lease Termination and Covington Forbearance Agreement.

Depreciation and amortization—Depreciation and amortization expense decreased by approximately $0.3 million, or 29.2%, to $0.8 million for the three months ended September 30, 2019, compared with $1.1 million for the same period in 2018. The decrease is mainly due to equipment and computer related assets being fully depreciated and the cessation of depreciation and amortization on assets sold in the current quarter.

General and administrative—General and administrative costs decreased by approximately $0.3 million, or 25.8%, to $0.7 million for the three months ended September 30, 2019, compared with $1.0 million for the same period in 2018. The decrease is due to approximately $0.4 million lower business consulting and legal expenses incurred in relation to the Pinecone forbearance agreements, a continued decrease in auditing, accounting and other expenses of approximately $0.1 million off-set by a non-recurring increase in employee related expenses of approximately $0.2 million.

Interest expense, net—Interest expense decreased by approximately $0.6 million, or 35.1%, to $1.2 million for the three months ended September 30, 2019, compared with $1.8 million for the same period in 2018. The decrease is due to the August 1, 2019, repayment of all amounts due under the Pinecone Credit Facility and the Quail Creek Credit Facility.

Loss on extinguishment of debt—The loss from extinguishment of debt decreased by approximately $2.6 million, or 73.7%, to $0.9 million for the three months ended September 30, 2019, compared with $3.5 million for the same period in 2018. The current period expense is due to $0.4 million in settlement of the Surviving Obligations and $0.5 million in fees related to provisions in the Second A&R Forbearance Agreement, the Pinecone Amendment and the full repayment of the Pinecone Credit Facility. The prior year expenses were due to a substantial change in debt terms pursuant to the New Forbearance Agreement with Pinecone.

Gain on disposal of Assets— The gain on disposal of assets of $6.4 million for the three months ended September 30, 2019, is due to the sale of four of the Company’s facilities.

Income (loss) Discontinued operations, net of tax— The income (loss) from discontinued operations decreased by $0.1 million, or 35.7%, to a benefit of $0.1 million for the three months ended September 30, 2019, compared with a benefit of $0.2 million expense for the same period in 2018. The decrease is due to approximately a $0.1 million workers compensation insurance prior year’s premium and deposit refund.

Nine Months Ended September 30, 2019 and 2018

Rental revenues—Rental revenue decreased by approximately $1.0 million, or 6.1%, to $14.7 million for the nine months ended September 30, 2019, compared with $15.7 million for the same period in 2018. The decrease reflects approximately $1.7 million related to the Omega Lease Termination, $0.5 million related to the sale of the PSA Facilities, approximately $0.3 million due to an amendment to the Wellington Subleases and approximately $0.1 million in aggregate lower rent for our facilities where we have changed operator compared to the prior year, partially off-set by approximately $1.2 million rent received in the current year by affiliates of Aspire for the facilities operated by Ohio Beacon Affiliates in the prior year who stopped paying rent and the recognition of approximately $0.4 million of property tax income as a result of the Company’s adoption on ASC 842. The Company recognizes all rental revenues on a straight line rent accrual basis, except with respect to the Ohio Beacon Affiliates in the prior year and the Mountain Trace Facility while operated by an affiliate of Symmetry for January and February 2019 and the PSA Facilities held for sale during the current quarter, for which rental revenue was recognized based on cash received.

Facility rent expense—Facility rent expense decreased by approximately $1.5 million, or 23.1%, to $5.0 million for the nine months ended September 30, 2019, compared with $6.5 million for the same period in 2018. The net decrease is due to the Omega Lease Termination and Covington Forbearance Agreement.

Depreciation and amortization—Depreciation and amortization expense decreased by approximately $0.8 million, or 24.1%, to $2.7 million for the nine months ended September 30, 2019, compared with $3.5 million for the same period in 2018. The decrease is mainly due to equipment and computer related assets being fully depreciated and the cessation of depreciation and amortization on assets sold in the current quarter.

General and administrative—General and administrative costs decreased by approximately $0.2 million, or 7.3%, to $2.6 million for the nine months ended September 30, 2019, compared with $2.8 million for the same period in 2018. The decrease is due to approximately $0.3 million lower business consulting and legal expenses incurred in relation to the Pinecone forbearance agreements, a continued decrease in auditing, accounting and other expenses of approximately $0.1 million, off-set by a non-recurring increase in employee related expenses of approximately $0.2 million.

Provision for doubtful accounts—Provision for doubtful accounts expense decreased by approximately $4.1 million, to a benefit of $0.2 million for the nine months ended September 30, 2019, compared with $3.9 million for the same period in 2018. The current year gain is related to the collection of the Ohio Beacon Affiliates lease termination payment plan, while the prior year expense is due to the Ohio Beacon Affiliates notifying the Company of their plan to cease operating our properties on June 30, 2018 and, the Company recording allowances for balances owed by the Ohio Beacon Affiliates and Mountain Trace Tenant, and the associated write-off of the straight-line rent receivable. During the three months ended September 30, 2019, the Company released all of the remaining provision for the Ohio Beacon Affiliates’ payment plan due to their timely monthly payments, which was off-set by fully providing for the outstanding balances on the Symmetry Tenants’ payment plan due to non-payment. The Company had also recorded an allowance of approximately $2.0 million on a $3.0 million note issued to Skyline in relation to their purchase of nine former facilities of the Company located in Arkansas, due to Skyline’s bankruptcy.

Interest expense, net—Interest expense decreased by approximately $0.1 million, or 1.3%, to $4.5 million for the nine months ended September 30, 2019, compared with $4.6 million for the same period in 2018. The decrease is due to the August 1, 2019, repayment of all amounts due under the Pinecone Credit Facility and the Quail Creek Credit Facility.

Loss on extinguishment of debt—The loss from extinguishment of debt decreased by approximately $1.5 million, to $2.5 million for the nine months ended September 30, 2019, compared with $4.0 million for the same period in 2018. The current period expense is due to the Second A&R Forbearance Agreement, the repayment of all amounts due under the Pinecone Credit Facility and related expenses amounting to approximately $2.1 million and $0.4 million in settlement of the Surviving Obligations, while the prior period expense is due to approximately $3.6 million due to the substantial change in debt terms pursuant to the New Forbearance Agreement with Pinecone, and pre-payment penalties of $0.2 million and $0.2 million in expensed deferred financing fees from the repayment of debt in connection with the Pinecone Credit Facility.

Gain on disposal of Assets— The gain on disposal of assets of $7.1 million for the nine months ended September 30, 2019, is comprised of $6.4 million due to the sale of four of the Company’s facilities in the current quarter and $0.7 million from the Omega Lease Termination in the first quarter.

Income (loss) Discontinued operations, net of tax— The income (loss) from discontinued operations decreased by $0.6 million, or 269.8%, to a benefit of $0.4 million for the nine months ended September 30, 2019, compared with $0.2 million expense for the same period in 2018. The decrease is due to net favorable adjustments to bad debt expense and lower professional and general legal expenses as the Company nears completion of its legacy professional and general liability claims and Transition vendor settlements and approximately a $0.1 million workers compensation insurance prior year’s premium and deposit refund.

Liquidity and Capital Resources

Current Maturities of Debt

As of September 30, 2019, the Company had total current liabilities of $14.1 million and total current assets of $6.4 million, resulting in a working capital deficit of approximately $1.6 million after excluding $6.1 million of current operating lease obligation (with the corresponding right of use asset classified as long term). Included in current liabilities at September 30, 2019 is the $1.7 million current portion of the Company’s $55.8 million in indebtedness. The current portion of such indebtedness is comprised of senior debt, bond and mortgage indebtedness and other debt. The Company anticipates net principal repayments of approximately $1.7 million during the next twelve-month period, which includes approximately $1.5 million of routine debt service amortization, $0.1 million payments on other non-routine debt and $0.1 million payment of bond debt. On August 1, 2019, the Company used a portion of the proceeds from the Asset Sale to repay approximately $21.3 million to Pinecone to extinguish all indebtedness owed by the Company under the Pinecone Credit Facility, and to repay approximately $3.8 million to Congressional Bank to extinguish all indebtedness owed by the Company under the Quail Creek Credit Facility. For further information see Note – 10 Discontinued Operations and Dispositions to the Company's Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report.

On February 15, 2018, the Company entered into the Pinecone Credit Facility with Pinecone, with an aggregate principal amount of $16.25 million, which refinanced existing mortgage debt in an aggregate amount of $8.7 million on the Pinecone Facilities, and provided additional surplus cash flow of $6.3 million for general corporate needs (see Note 9 – Notes Payable and Other Debt, Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report) after deducting approximately $1.25 million in debt issuance costs and prepayment penalties. Regional Health was a guarantor of the Pinecone Credit Facility. Certain of the notes under the Pinecone Credit Facility were also guaranteed by certain wholly-owned subsidiaries of Regional Health. The surplus cash flow from the Pinecone Credit Facility was used to fund $2.4 million of self-insurance reserves for professional and general liability claims with respect to 25 professional and general liability actions, and to fund repayment of $1.5 million in convertible debt. The remaining $2.4 million in surplus cash proceeds from the Pinecone Credit Facility was used for general corporate purposes.

On May 10, 2018, Pinecone sent the Company a default letter (the “Default Letter”), notifying the Company that it was in default under certain financial covenants of the Pinecone Credit Facility. On May 18, 2018, the Company and certain of its subsidiaries entered the Original Forbearance Agreement with respect to the specified events of default set forth therein, pursuant to which, among other things, additional fees in the amount of $0.4 million were added to the outstanding principal balance under the Pinecone Credit Facility. The forbearance period under the Original Forbearance Agreement terminated on July 6, 2018, because the Company did not satisfy conditions in the Original Forbearance Agreement that required the Company to enter into an agreement with Pinecone to support a transaction or series of transactions to remedy the defaults specified in the Default Letter and the Original Forbearance Agreement.

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

Pursuant to the New Forbearance Agreement, the Company and Pinecone amended certain provisions of the Pinecone Credit Facility. Such amendments, among other things: (i) removed the restriction on prepaying the loans during the 13 month-period after the Closing Date; (ii) provided a 30-day cure period for certain events of default and a 15-day cure period for certain failures to provide information or materials pursuant to the Pinecone Credit Facility; (iii) increased the finance fee payable on repayment or acceleration of the loans, depending on the time at which the loans are repaid ($0.25 million prior to December 31, 2018, and $0.5 million thereafter); and (iv) increased the outstanding principal balance owed by (a) approximately $0.7 million to reimburse Pinecone for its accrued and unpaid expenses and to pay outstanding interest payments for prior interest periods and (b) $1.5 million fee described as a non-refundable payment of additional interest. During the forbearance period under the New Forbearance Agreement, the interest rate reverted from the default rate of 18.5% per annum to the ongoing rate of 13.5% per annum.

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

Pursuant to the A&R New Forbearance Agreement, the Company and Pinecone amended certain provisions of the Pinecone Credit Facility. In addition Pinecone consented to the Omega Lease Termination. The leases of the Omega Facilities were to expire in August 2025, and the A&R New Forbearance Agreement required that the Omega Lease Termination be completed by February 1, 2019.

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

The A&R New Forbearance Agreement amended the Loan Agreement to, among other things: (i) add a $0.35 million fee (paid in kind) to the loans on a pro rata basis; (ii) provide for the PIK Rate (3.5%), with such interest to be paid in kind in arrears by increasing the outstanding principal amount of loans held by the Pinecone on the first day of each month; provided that interest accruing at the PIK Rate on each loan and any overdue interest on each loan was paid in cash (a) on the maturity of the loans, whether by acceleration or otherwise, or (b) in connection with any repayment or prepayment of the loans; and (iii) modify the default rate of interest to add an additional 2.5% to the PIK Rate, in addition to the ongoing rate of 13.5%. During the forbearance period under the A&R New Forbearance Agreement, the interest rate paid in cash on the first (1st) day of each month was the ongoing rate of 13.5% per annum. See Note – 10 Discontinued Operations and Dispositions, to our consolidated financial statements located in Part I, Item 1, “Notes to consolidated financial statements (unaudited)” for further information on the Omega Lease Termination and subsequent AdCare Holdco Loan partial repayment completed on January 28, 2019. The forbearance period under the A&R New Forbearance Agreement expired according to its terms on March 14, 2019.

On March 29, 2019, the Company and certain of its subsidiaries entered the Second A&R Forbearance Agreement (as amended by the Pinecone Amendment) with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the Second A&R Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate) with respect to the Specified Defaults under the Pinecone Credit Facility. The forbearance period under the Second A&R Forbearance Agreement commenced on March 29, 2019, and could have extended as late as October 1, 2019, unless the forbearance period was earlier terminated as a result of specified termination events, including a default or event of default under the Pinecone Credit Facility (other than any Specified Defaults) or any failure by the Company or its subsidiaries to comply with the terms of the Second A&R Forbearance Agreement, including, without limitation, the Company’s obligation to progress with an Asset Sale (as defined below) in accordance with the timeline specified therein. See Note -9 Notes Payable and Other Debt located in Part I. Item 1, “Notes to consolidated financial statements (unaudited)” in this Quarterly Report, for details of an amendment to the Second A&R Forbearance Agreement with respect to such timeline.

Pursuant to the Second A&R Forbearance Agreement, the Company and Pinecone amended certain provisions of the Pinecone Credit Facility. The Second A&R Forbearance Agreement required, among other things (i) that the Company pursue and complete Asset Sale which resulted in the repayment in full of all of the Company’s indebtedness to Pinecone and, in connection therewith, the Company pay not less than $0.3 million and not more than $0.55 million in forbearance fees, as well as certain other expenses of Pinecone, or (ii) Pinecone’s other disposition of the Pinecone Credit Facility as contemplated by the Second A&R Forbearance Agreement. Additionally the Second A&R Forbearance Agreement accelerated the previously disclosed 3% finance “tail fee”, 1% prepayment penalty, and 1% breakup fee so that such fees and penalties became part of the principal as of April 15, 2019.

Upon the occurrence of an event of default (other than the Specified Defaults), or the expiration or termination of the forbearance period under the Second A&R Forbearance Agreement, Pinecone could have declared the entire unpaid principal balance under the Pinecone Credit Facility, together with all accrued interest and other amounts payable to Pinecone thereunder, immediately due and payable. Subject to the terms of the Pinecone Credit Facility, Pinecone could have foreclosed on the collateral. The collateral included, among other things, the Pinecone Facilities and all assets of the borrowers owning the Pinecone Facilities, the leases associated with the Pinecone Facilities and all revenue generated by the Pinecone Facilities, and rights under a promissory note in the amount of $5.0 million, issued by Regional Health pursuant to the Pinecone Credit Facility in favor of one of its subsidiaries, which subsidiary is a borrower and guarantor under the Pinecone Credit Facility.

In addition, the equity interests in substantially all of Regional Health’s direct and indirect, wholly-owned subsidiaries were pledged to Pinecone as part of the collateral (the “Pledged Subsidiaries”). The assets and operations of the Pledged Subsidiaries constitute substantially all of the Company’s assets and operations.

The forbearance period under the Second A&R Forbearance Agreement remained unchanged by the Pinecone Amendment and may have continued until October 1, 2019, unless earlier terminated in accordance with the Second A&R Forbearance Agreement. The Company repaid the Pinecone Credit Facility on August 1, 2019 from the proceeds of the Asset Sale. For further information see Note – 9 Notes Payable and Other Debt and Dispositions and Note – 10 Discontinued Operations located in Part I. Item 1, “Notes to consolidated financial statements (unaudited)” in this Quarterly Report.

Debt Covenant Compliance

As of September 30, 2019, the Company was in compliance with the various covenants for the Company’s outstanding credit related instruments.

Changes in Operational Liquidity

On August 1, 2019 and August 28, 2019, the Company completed the Asset Sale. The sale of the Quail Creek Facility, the Attalla Facility and the College Park Facility occurred on August 1, 2019, and the sale of the Northwest Facility occurred on August 28, 2019. In connection with the Asset Sale: (i) MED paid to the Company a cash purchase price for the PSA Facilities equal to $28.5 million in the aggregate; (ii) the Company incurred approximately $0.4 million in sales commission expenses and $0.1 million for a building improvement credit; and (iii) the Company transferred approximately $0.1 million in lease security deposits to MED. The expected 2019 annualized rent receivable for the sold PSA Facilities was approximately $3.0 million and estimated 2019 annualized interest expense for the Pinecone Credit Facility and Quail Creek Credit Facility, paid off on August 1, 2019, from the Asset Sale proceeds, was approximately $3.8 million. See Note – 10 Discontinued Operations and Dispositions, located in Part I. Item 1, “Notes to consolidated financial statements (unaudited)” in this Quarterly Report.

Series A Preferred Dividend Suspension

On June 8, 2018, the Board indefinitely suspended quarterly dividend payments with respect to the Series A Preferred Stock. Such dividends are currently in arrears with respect to the fourth quarter of 2017, all quarters of 2018, and the first, second and third quarters of 2019. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.22 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Evaluation of the Company’s Ability to Continue as a Going Concern

Under the accounting guidance related to the presentation of financial statements, the Company is required to evaluate, on a quarterly basis, whether or not the entity’s current financial condition, including its sources of liquidity at the date that the consolidated financial statements are issued, will enable the entity to meet its obligations as they come due arising within one year of the date of the issuance of the Company’s consolidated financial statements and to make a determination as to whether or not it is probable, under the application of this accounting guidance, that the entity will be able to continue as a going concern. The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In applying applicable accounting guidance, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due over the next twelve months, as well as the Company’s recurring business operating expenses.

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

For additional information regarding the Company’s liquidity, see Note 3 – Liquidity and Note 9 – Notes Payable and other debt, to the Company’s consolidated financial statements located in Part I, Item 1, Notes to Consolidated Financial Statements”, of this Quarterly Report.

Cash Flows

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
(Amounts in 000’s)	2019	2018
Net cash provided by operating activities - continuing operations	$2,165	$1,321
Net cash used in operating activities - discontinued operations	(980)	(1,264)
Net cash provided by (used in) investing activities - continuing operations	3,636	(266)
Net cash (used in) provided by financing activities - continuing operations	(4,183)	661
Net cash used in financing activities - discontinued operations	(34)	(188)
Net change in cash and restricted cash	604	264
Cash and restricted cash at beginning of period	6,486	5,359
Cash and restricted cash (excluding restricted cash held for sale), ending	$7,090	$5,623

Nine Months Ended September 30, 2019

Net cash provided by operating activities—continuing operations for the nine months ended September 30, 2019 was approximately $2.2 million, consisting primarily of our income from operations less changes in working capital, and noncash charges (primarily gain on disposal of assets, depreciation and amortization, loss on debt extinguishment, and lease revenue in excess of cash received). The $0.8 million increase primarily reflects the decrease in interest payments, legal and consulting expenses related to the Pinecone Credit Facility and increase in bad debt collections partially offset by lower rent receipts.

Net cash used in operating activities—discontinued operations for the nine months ended September 30, 2019 was approximately $1.0 million, excluding non-cash proceeds and payments. This amount was to fund legal and associated settlement costs related to our legacy professional and general liability claims.

Net cash provided by investing activities—continuing operations for the nine months ended September 30, 2019 was approximately $3.6 million. This is the result of receipt of approximately $2.6 million net proceeds (excluding non-cash proceeds and payments) from the sale of the PSA Facilities in the current quarter and the $1.2 million Omega Lease Termination fee offset by $0.2 million capital expenditures on building improvements.

Net cash used in financing activities—continuing operations was approximately $4.2 million for the nine months ended September 30, 2019. Excluding non-cash proceeds and payments, this is the result of routine repayments of approximately $2.6 million of other existing debt obligations, $0.3 million repayment of bonds principal and approximately $1.3 million in relation to expenses and fees related to Pinecone forbearance agreements, repayment of the Pinecone Credit Facility and settlement of the Surviving Obligations.

Net cash used in financing activities—discontinued operations for the nine months ended September 30, 2019 was for Medicaid and vendor note payments.

Nine Months Ended September 30, 2018

Net cash provided by operating activities—continuing operations for the nine months ended September 30, 2018 was approximately $1.3 million, consisting primarily of our loss from operations less changes in working capital, and noncash charges (primarily bad debt expense, loss on extinguishment of debt, depreciation and amortization and rent revenue in excess of cash received). The $3.2 million decrease compared to the same period in 2017 was primarily reflects the non-payment of rent related to the Ohio Beacon Facilities (approximately $1.8 million), approximately $0.7 million (of which $0.2 million has been forgiven) of rent in arrears related to Symmetry Tenants and approximately $0.9 million increase in interest payments, partially offset by miscellaneous other amounts netting to $0.2 million.

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

As of September 30, 2019 and December 31, 2018, the Company reserved for approximately $0.7 million and approximately $1.4 million, respectively, of receivables. Accounts receivable, net totaled $0.9 million at September 30, 2019 and $1.0 million at December 31, 2018.

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

Professional and General Liability Claims. As of September 30, 2019, the Company is a defendant in a total of 12 professional and general liability actions, primarily commenced on behalf of three of our former patients and nine of our current or prior tenant’s former patients. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died while patients of our facilities due to professional negligence or understaffing. One such action, on behalf of the Company’s former patient, is covered by insurance, except that any award of punitive damages would be excluded from such coverage and nine of such actions relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator and which are subject to such operators’ indemnification obligations in favor of the Company.

During the three months ended September 30, 2019, three professional and general liability actions were dismissed, one of which was indemnified by our former tenant and one of which was insured. Additionally the Company settled one professional and general liability action (our former patient), for a total of $200,000, payable in 12 monthly installments of $14,500 with an initial payment of $26,000 commencing November 2019.

The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other” in the Company’s consolidated balance sheets of $0.8 million and $1.4 million at September 30, 2019 and December 31, 2018, respectively. Additionally as of September 30, 2019 and December 31, 2018, $0.4 million and $0.6 million, respectively, was reserved for settlement amounts in “Accounts payable” in the Company’s consolidated balance sheets. For additional information regarding the Company’s self-insurance reserve, see Part II, Item 8, Financial Statements and Supplementary Data, Note 15 – Commitments and Contingencies included in the Annual Report.

Hardin & Jesson Action. On August 5, 2019, the Company received notification from Hardin & Jesson that they had executed a settlement agreement with the Company pursuant to an action filed in Sebastian County Circuit Court - Fort Smith Division, Arkansas by Hardin & Jesson requesting financial documents from the Company’s predecessor issuer and seeking relief of outstanding amounts for legal services provided to the Company (and certain of its subsidiaries) in the State of Arkansas in relation to professional and general liability claims of approximately $0.5 million. On April 18, 2019, Hardin & Jesson amended their filing to correct their initial filing to clarify the claim is against the Company. On May 8, 2019, the Company provided a response denying the allegations. The settlement agreement provides for an agreed net outstanding liability of $0.3 million and provides for monthly payments of $13,888 beginning July 1, 2019, and continuing on the first day of each month thereafter until the $0.3 million liability is paid in full. As of the date of filing this Quarterly Report the Company has made five of the required payments, in accordance with the terms of the agreement.

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

As of September 30, 2019, we had approximately $55.8 million in indebtedness. We may also obtain additional short-term and long-term debt to meet future capital needs, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

As of the date of filing this Quarterly Report, our 21 properties (excluding the three facilities that are managed by us) are operated by a total of 21 separate tenants, with each of our tenants being affiliated with one of seven local or regionally-focused operators. We refer to our tenants who are affiliated with the same operator as a group of affiliated tenants. Each of our operators operate (through a group of affiliated tenants) between one and six of our facilities, with our most significant operators, C.R Management, Wellington and Aspire, each operating (through a group of affiliated tenants) six, two and five facilities, respectively. We, therefore depend, on tenants who are affiliated with C.R Management, Wellington and Aspire for a significant portion of our revenues. We cannot assure you that the tenants affiliated with C.R Management, Wellington and Aspire will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their obligations under the applicable leases and subleases, and any inability or unwillingness by such tenants to do so could have a material adverse effect on us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

The Board suspended dividend payments with respect to the Series A Preferred Stock, commencing with the fourth quarter of 2017, and determined to continue such suspension indefinitely in June 2018. No dividends were declared or paid with respect to the Series A Preferred Stock for such dividend periods. As a result of such suspension, the Company has $16.6 million of undeclared preferred stock dividends in arrears, whose annual dividend rate has increased to 12.875% commencing with the fourth quarter of 2018, with respect to the Series A Preferred Stock as of the date of filing of this Quarterly Report. See Note 11 – Common and Preferred Stock, “Preferred Stock Offerings and Dividends”, to the Company’s Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report.

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

10.11

First Amendment to Second Amended and Restated Forbearance Agreement dated June 12, 2019 among CP Property Holdings, LLC, Northwest Property Holdings, LLC and Attalla Nursing ADK, LLC as Borrowers, Hearth & Home of Ohio, Inc., as Guarantor, AdCare Property Holdings, LLC, as Guarantor and Borrower, Regional Health Properties, Inc., as Guarantor, and Pinecone Reality Partners II, LLC as Lender

Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019

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

10.17

Waiver and Release Agreement dated September 30, 2019 among CP Property Holdings, LLC, Northwest Property Holdings, LLC and Attalla Nursing ADK, LLC as Borrowers, Hearth & Home of Ohio, Inc., as Guarantor, AdCare Property Holdings, LLC, as Guarantor and Borrower, Regional Health Properties, Inc., as Guarantor, and Pinecone Reality Partners II, LLC as Lender

Filed herewith

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (unaudited); (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2019 (unaudited); (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited); and (v) the Notes to Consolidated Financial Statements (unaudited).

Filed herewith

*	Identifies a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	November 12, 2019	/s/ Brent Morrison
Brent Morrison
Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 12, 2019	/s/ E. Clinton Cain
E. Clinton Cain
Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)