Form 10-K
period 2019-12-31
REGIONAL HEALTH PROPERTIES, INC
filed 2020-03-27
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of Regional Health Properties, Inc.’s common stock held by non-affiliates as of June 28, 2019, the last business day of Regional Health Properties Inc.’s most recently completed second fiscal quarter, was $2,897,883. The number of shares of Regional Health Properties, Inc., common stock, no par value, outstanding as of March 11, 2020, was 1,688,219.

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

Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:

•	The impact of the COVID-19 pandemic;
•	Our ability to raise capital through equity and debt financings, and the cost of such capital;
•	Our ability to meet the continued listing requirements of the NYSE American LLC (the “NYSE American”) and to maintain the listing of our securities thereon;
•	Our dependence on the operating success of our tenants and their ability to meet their obligations to us;
•	The effect of increasing healthcare regulation and enforcement on our tenants, and the dependence of our tenants on reimbursement from governmental and other third-party payors;
•	The impact of litigation and rising insurance costs on the business of our tenants;
•	The effect of our tenants declaring bankruptcy or becoming insolvent;
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

We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Part I, Item IA, “Risk Factors” in this Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (“SEC”), including subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We caution you that any forward-looking statements made in this Annual Report are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I.

Item 1.    Business

Overview

Regional Health Properties, Inc. (“Regional Health” or “Regional”), through its subsidiaries (together, the “Company” or “we”), is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living. Our business primarily consists of leasing and subleasing such facilities to third-party tenants, which operate the facilities. As of December 31, 2019, the Company owned, leased, or managed for third parties 24 facilities primarily in the Southeast. The operators of the Company’s facilities provide a range of healthcare services to their patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

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

Historically, AdCare’s business was focused primarily on owning and operating skilled nursing facilities and managing such facilities for unaffiliated owners with whom AdCare had management contracts. In July 2014, AdCare commenced a transition (the “Transition”) whereby AdCare and its subsidiaries: (i) leased to third-party operators all of the healthcare properties which they own and previously operated; (ii) subleased to third-party operators all of the healthcare properties which they lease (but do not own) and previously operated; and (iii) retained a management agreement to manage two skilled nursing facilities and one independent living facility for third parties. The Transition was completed in December 2015, and, as a result of the Transition, the company acquired certain characteristics of a real estate investment trust (“REIT”) and became focused on the ownership, acquisition and leasing of healthcare properties.

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

•

the board of directors (the “AdCare Board”) and executive officers of AdCare immediately prior to the Merger became the board of directors (the “RHE Board”) and executive officers, respectively, of Regional Health immediately following the Merger;

•

Regional Health assumed all of AdCare’s equity incentive compensation plans, and all rights to acquire shares of AdCare common stock under any AdCare equity incentive compensation plan converted into rights to acquire RHE common stock pursuant to the terms of the equity incentive compensation plans and other related documents, if any;

•	Regional Health became the successor issuer to AdCare and succeeded to the assets and continued the business and assumed the obligations of AdCare;
•	the RHE common stock and RHE Series A Preferred Stock commenced trading on the NYSE American immediately following the Merger;

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

As of December 31, 2019, the Company owns, leases, or manages 24 facilities, which are located primarily in the Southeast. Of the 24 facilities, the Company: (i) leased 10 owned and subleased nine leased skilled nursing facilities to third-party tenants; (ii) leased two owned assisted living facilities to third-party tenants; and (iii) managed on behalf of third-party owners two skilled nursing facilities and one independent living facility. See Note 7- Leases to our audited consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report.

The following table provides summary information regarding the number of facilities and related licensed beds/units by state and property type as of December 31, 2019:

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

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation as of December 31, 2019:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management	6	689
Aspire	5	390
Wellington Health Services	2	342
Peach Health Group	3	266
Symmetry Healthcare	2	180
Beacon Health Management	2	212
Vero Health	1	106
Subtotal	21	2,185
Regional Health Managed	3	332
Total	24	2,517

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

Acquisitions and Dispositions

Acquisitions

The Company made no acquisitions during the years ended December 31, 2019 and December 31, 2018, respectively.

Dispositions

Facilities Sold. Pursuant to the Purchase and Sale Agreement, dated April 15, 2019, as subsequently amended from time to time (the “PSA”), between certain subsidiaries of the Company and MED Healthcare Partners LLC (“MED”), the Company sold to affiliates of MED four skilled nursing facilities (collectively, the “PSA Facilities”), together with substantially all of the fixtures, equipment, furniture, leases and other assets relating to such PSA Facilities (the “Asset Sale”). Under the PSA, the Company sold: (i) on August 28, 2019, the 100-bed skilled nursing facility commonly known as Northwest Nursing Center located in Oklahoma City, Oklahoma (the “Northwest Facility”); and (ii) on August 1, 2019, the following three facilities, (a) the 182-bed skilled nursing facility commonly known as Attalla Health & Rehab located in Attalla, Alabama (the “Attalla Facility”), (b) the 100-bed skilled nursing facility commonly known as Healthcare at College Park located in College Park, Georgia (the “College Park Facility”), and (c) the 118-bed skilled nursing facility commonly known as Quail Creek Nursing Home located in Oklahoma City, Oklahoma (the “Quail Creek Facility”).

In connection with the Asset Sale: (i) MED paid to the Company a cash purchase price for the PSA Facilities equal to $28.5 million in the aggregate; (ii) the Company incurred approximately $0.4 million in sales commission expenses and $0.1 million for a building improvement credit; and (iii) the Company transferred approximately $0.1 million in lease security deposits to MED.

On August 1, 2019, the Company used a portion of the proceeds from the Asset Sale to : (i) repay approximately $21.3 million to Pinecone Realty Partners II, LLC (“Pinecone”) to extinguish all indebtedness owed by the Company under a loan agreement, dated February 15, 2018, as amended from time to time, with an original aggregate principal amount of $16.25 million which refinanced existing mortgage debt (the “Pinecone Credit Facility”); and (ii) to repay approximately $3.8 million to Congressional Bank to extinguish all indebtedness owed by the Company under a term loan agreement, dated September 27, 2013, as amended from time to time, between the Company and Congressional Bank (the “Quail Creek Credit Facility”).

Lease Termination. Effective January 15, 2019, the Company’s lease of two skilled nursing facilities, an 115-bed skilled nursing facility located in East Point, Georgia and an 184-bed skilled nursing facility located in Atlanta, Georgia (the “Omega Facilities”), which leases were due to expire August 2025 and which Omega Facilities the Company subleased to third party subtenants, was terminated by mutual consent of the Company and the lessor (affiliate of Omega Healthcare) and the sublessees (affiliates of Wellington Health Services) of each of the Omega Facilities (the “Omega Lease Termination”). In connection with the Omega Lease Termination, the Company transferred approximately $0.4 million of its integral physical fixed assets at the Omega Facilities to the lessor and on January 28, 2019 received from the lessor gross proceeds of approximately $1.5 million, consisting of (i) a termination fee in the amount of $1.2 million and (ii) approximately $0.3 million to satisfy other net amounts due to the Company under the leases.

The Company made no dispositions during the year ended December 31, 2018.

For further information regarding the Company’s acquisitions and dispositions, see Note 1 – Summary of Significant Accounting Policies, Note 9 – Notes Payable and Other Debt and Note 10 – Acquisitions and Dispositions, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Leasing Transactions

Leasing Transactions. As of the filing date of this Annual Report, the Company has leased or subleased, as applicable, the following facilities to tenants:

Facility Name	State	Owned / Leased	Transaction Type	Commencement Date
2014
Thomasville	GA	Leased	Sublease	7/1/2014
Lumber City	GA	Leased	Sublease	11/1/2014
Southland	GA	Owned	Lease	11/1/2014
Coosa Valley	AL	Owned	Lease	12/1/2014
2015
LaGrange	GA	Leased	Sublease	4/1/2015
Powder Springs	GA	Leased	Sublease	4/1/2015
Tara	GA	Leased	Sublease	4/1/2015
Sumter Valley	SC	Owned	Lease	4/1/2015
Georgetown	SC	Owned	Lease	4/1/2015
Glenvue	GA	Owned	Lease	7/1/2015
Autumn Breeze	GA	Owned	Lease	9/30/2015
2016
Jeffersonville	GA	Leased	Sublease	6/18/2016
Oceanside	GA	Leased	Sublease	7/13/2016
Savannah Beach	GA	Leased	Sublease	7/13/2016
2017
Meadowood	AL	Owned	Lease	5/1/2017
2018
Hearth & Care of Greenfield	OH	Owned	Lease	12/1/2018
The Pavilion Care Center	OH	Owned	Lease	12/1/2018
Eaglewood ALF	OH	Owned	Lease	12/1/2018
Eaglewood Care Center	OH	Owned	Lease	12/1/2018
Covington Care Center	OH	Leased	Sublease	12/1/2018
2019
Mountain Trace	NC	Owned	Lease	3/1/2019

For a detailed description of each of the Company’s leases, see Note 7 - Leases to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

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

We believe the skilled nursing industry has been and will continue to be impacted by several other trends. The use of long-term care insurance is increasing among seniors as a means of planning for the costs of skilled nursing care services. In addition, as a result of increased mobility in society, reduction of average family size, and the increased number of two-wage earner couples, more seniors are looking for alternatives outside their own family for their care. However, the current COVID-19 pandemic, which has significantly worse health outcomes for the residents of skilled nursing facilities and the current visitation restrictions could significantly negatively impact the above trends.

Competitive Strengths

As of the date of filing this Annual Report we believe we possess the following competitive strengths:

Long-Term, Triple-Net Lease Structure. All of our real estate properties are leased under triple-net operating leases with initial terms generally ranging from 10 to 15 years pursuant to which the tenants are responsible for all facility maintenance, insurance and taxes, and utilities. As of the date of filing this Annual Report, the leases had an average remaining initial term of approximately eight years. In addition, each lease contains specific rent escalation amounts ranging from 1.0% to 3.0% annually. Further, each lease has one or more renewal options. For those facilities subleased by the Company, the renewal option in the sublease agreement is dependent on the Company’s renewal of its lease agreement. We also typically receive additional security under these leases in the form of security deposits from the lessee and guarantees from the parent or other related entities of the lessee.

Tenant Diversification. Our 24 properties (including the three facilities that are managed by us) are operated by a total of 24 separate tenants, with each of our tenants being affiliated with one of seven local or regionally-focused operators. We refer to our tenants who are affiliated with the same operator as a group of affiliated tenants. Each of our operators operate (through a group of affiliated tenants) between one and six of our facilities, with our most significant operators, C. Ross Management, LLC (“C.R Management”) and Aspire Regional Partners, Inc. (“Aspire”), each operating six and five facilities, or 28.5% and 23.8% of the total number of our facilities, respectively. We believe that our tenant diversification should limit the effect of any operator’s financial or operating performance decline on our overall performance.

Geographically Diverse Property Portfolio. Our portfolio of 24 properties, comprising 2,517 licensed beds/units, is diversified across six states. Our properties in any one state did not account for more than 46% of our total properties as of the date of filing this Annual Report. Properties in our largest state, Georgia, are geographically dispersed throughout the state. We believe this geographic diversification will limit the effect of a decline in any one regional market on our overall performance.

Business Strategy

Our business strategy primarily is focused on investing capital in our current portfolio and growing our portfolio through the acquisition of skilled nursing and other healthcare facilities. More specifically, we seek to:

Focus on Senior Housing Segment. We intend to continue to focus our investment program on senior housing, primarily the skilled nursing facility segment of the long-term care continuum. We have historically been focused on senior housing, and our senior management has operating and financial experience and a significant number of relationships in the long-term care industry.  In addition, we believe investing in the sector best meets our investing criteria.

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

Monitor Investments. We monitor our real estate investments through, among other things: (i) reviewing and evaluating our tenants epidemic protocols; (ii) reviewing and evaluating tenant financial statements to assess operational and financial trends and performance; (iii) reviewing the state surveys, occupancy rates and patient payor mix of our facilities; (iv) verifying the payments of property and other taxes and insurance with respect to our facilities; and (v) conducting periodic physical inspections of our facilities.  For tenants or facilities that do not meet performance expectations, we may seek to work with our tenants to ensure our mutual success or seek to re-lease facilities to stronger operators.

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

Revenue from Contracts with Customers and Other Revenue. The Company recognizes management fee revenues received as services are provided. The Company has one contract to manage three facilities (the “Management Contract”), with payment for each month of service received in full on a monthly basis. The maximum penalty for service contract nonperformance under the Management Contract is $50,000 per year, payable after the end of the year. Further, the Company recognizes interest income from loans and investments, using the effective interest method when collectability is probable. The Company applies the effective interest method on a loan-by-loan basis.

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

As of December 31, 2019 and December 31, 2018, the Company reserved for approximately $0.6 million and $1.4 million, respectively, of uncollected receivables. Accounts receivable, net totaled $1.0 million at December 31, 2019 compared with $1.0 million at December 31, 2018.

Government Regulation

Healthcare Regulation. Our tenants are typically subject to extensive and complex federal, state and local laws and regulations relating to quality of care, licensure and certain certificate of need (“CON”) requirements, government reimbursement, fraud and abuse practices, qualifications of personnel, adequacy of plant and equipment, data privacy and security, and other laws and regulations governing the operation of healthcare facilities. We expect that the healthcare industry will, in general, continue to face increased regulation and pressure in these areas. The applicable rules are wide-ranging and can subject our tenants to civil, criminal, and administrative sanctions, including: the possible loss of accreditation or license; denial of reimbursement; imposition of fines; suspension, decertification, or exclusion from federal and state healthcare programs; or facility closure. Changes in laws or regulations, reimbursement policies, enforcement activity, and regulatory non-compliance by tenants, operators, and managers can all have a significant effect on their operations and financial condition. These effects may adversely impact us, as detailed below, and set forth under Item 1A – “Risk Factors” in this Annual Report.

Although the properties within our portfolio may be subject to varying levels of governmental scrutiny, we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste, and abuse, including, but not limited to, the Federal Anti-Kickback Statute, the Federal Stark Law, the Federal False Claims Act, and comparable state counterparts, as well as cost control, healthcare management, and provision of services, among others. We also expect increased and continued efforts by third-party payors, such as the federal  Medicare program, state Medicaid programs, and private insurance carriers (including health maintenance organizations and other health plans), to impose greater discounts and more stringent cost controls upon tenants (through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk, or other possible measures). A significant expansion of applicable federal, state or local laws and regulations, existing or future healthcare reform measures, new interpretations of existing laws and regulations, changes in enforcement priorities, or significant limits on the scope of services reimbursed or reductions in reimbursement rates could have a material adverse effect on certain of our tenants’ liquidity, financial condition and results of operations and, in turn, their ability to satisfy their contractual obligations, including making rental payments under and otherwise complying with the terms of our leases.

Licensure, Certification and CONs. In general, the operators of our skilled nursing facilities must be licensed and periodically certified through various regulatory agencies that determine compliance with federal, state, and local laws to participate in the Medicare and Medicaid programs. Legal requirements pertaining to such licensure and certification relate to the quality of medical care provided by the operator, qualifications of the tenant’s administrative personnel and clinical staff, adequacy of the physical plant and equipment, and continuing compliance with applicable laws and regulations. A loss of licensure or certification could adversely affect a skilled nursing facility’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect its ability to satisfy its obligations to us.

In addition, many of our skilled nursing facilities are subject to state CON laws that require governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, are also sometimes necessary for changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment, and introduction of new services or termination of services previously approved through the CON process. CON laws and regulations may restrict a tenant’s ability to expand our properties and grow its business in certain circumstances. Such restrictions could have an adverse effect on the tenant’s revenues and, in turn, its ability to make rental payments under and otherwise comply with the terms of our leases. In addition, CON laws may constrain the ability of an operator to transfer responsibility for operating a particular facility to a new operator. If we have to replace a property operator who is excluded from participating in a federal or state healthcare program (as discussed below), our ability to do so may be affected by a particular state’s CON laws, regulations, and applicable guidance governing such changes.

Compared to skilled nursing facilities, seniors housing communities (other than those that receive Medicaid payments) do not receive significant funding from governmental healthcare programs and are subject to relatively few, if any, federal regulations. Instead, to the extent they are regulated, such regulation consists primarily of state and local laws governing licensure, provision of services, staffing requirements, and other operational matters, which vary greatly from one jurisdiction to another. Although recent growth in the U.S. seniors housing industry has attracted the attention of various federal agencies that believe more federal regulation of these properties is necessary, Congress thus far has deferred to state regulation of seniors housing communities. However, as a result of this growth and increased federal scrutiny, some states have revised and strengthened their regulation of seniors housing communities. More states are expected to do the same in the future.

Fraud and Abuse Enforcement, Other Related Laws, Initiatives, and Considerations. Long-term/post-acute care facilities (and seniors housing facilities that receive Medicaid payments) are subject to federal, state, and local laws, regulations, and guidance governing their operations and financial and other arrangements. Some of these laws prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by government healthcare programs. Other laws require providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service. Still, other laws require providers to comply with a variety of safety, health, and other requirements relating to the condition of the licensed property and the quality of care provided. Sanctions for violations of these laws, regulations, and other applicable guidance may include, but are not limited to, criminal and/or civil penalties and fines, loss of licensure, immediate termination of government payments, and exclusion from any government healthcare program. In certain circumstances, violation of these rules (such as those prohibiting abusive and fraudulent behavior) with respect to one property may subject other facilities under common control or ownership to sanctions, including exclusion from participation in the Medicare and Medicaid programs, as well as other government healthcare programs. In the ordinary course of its business, a property operator is regularly subjected to inquiries, investigations, and audits by the federal and state agencies that oversee these laws and regulations.

Long-term/post-acute care facilities (and seniors housing facilities that receive Medicaid payments) are also subject to the Federal Anti-Kickback Statute.  This law generally prohibits persons from offering, providing, soliciting, or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Long-term/post-acute care facilities are also subject to the Federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. The Stark Law prohibits submitting claims to Medicare if the claim results from a physician referral for certain designated services to a health service provider with whom the physician has a financial relationship unless the arrangement qualifies under one of the exceptions for a financial relationship, as set forth under the Stark Law. Similar prohibitions on physician self-referrals and submission of claims apply to state Medicaid programs. Furthermore, long-term/post-acute care facilities (and seniors housing facilities that receive Medicaid payments) are subject to substantial financial penalties under the Civil Monetary Penalties Act and the Federal False Claims Act and, in particular, actions under the Federal False Claims Act and its “whistleblower” provisions. Private enforcement of healthcare fraud has increased due in large part to amendments to the Federal False Claims Act that encourage private individuals (commonly called “whistleblowers”) to sue on behalf of the government. These whistleblower suits brought by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former patients, nurses and other employees, and competitors. Significantly, if a claim is successfully adjudicated, the Federal False Claims Act provides for treble damages and a civil penalty of up to $23,331 per claim.

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

Other legislative developments, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), have greatly expanded the definition of healthcare fraud and related offenses and broadened its scope to include private healthcare plans in addition to government payors. Congress also has greatly increased funding for the Department of Justice, Federal Bureau of Investigation, and the Office of the Inspector General (“OIG”) to audit, investigate, and prosecute suspected healthcare fraud. Moreover, a significant portion of the billions in healthcare fraud recoveries over the past several years has also been returned to government agencies to further fund their fraud investigation and prosecution efforts.

Additionally, other HIPAA provisions and regulations provide for communication of health information through standard electronic transaction formats and for the privacy and security of health information. In order to comply with the applicable regulations, healthcare providers often must undertake significant operational and technical implementation efforts. Operators also may face significant financial exposure if they fail to maintain the privacy and security of medical records and other personal health information about individuals. The Health Information Technology for Economic and Clinical Health (“HITECH”) Act, passed in February 2009, strengthened the Department of Health and Human Services (“HHS”) Secretary’s authority to impose civil money penalties for HIPAA violations occurring after February 18, 2009. HITECH directs the HHS Secretary to provide for periodic audits to ensure covered entities and their business associates (as that term is defined under HIPAA) comply with the applicable HITECH requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action. The U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”) issued an interim Final Rule which conformed HIPAA enforcement regulations to HITECH, increasing the maximum penalty for multiple violations of a single requirement or prohibition to $1.5 million. Higher penalties may accrue for violations of multiple requirements or prohibitions. Additionally, on January 17, 2013, CMS released an omnibus final rule, which expands the applicability of HIPAA and HITECH and strengthens the government’s ability to enforce these laws. The final rule broadens the definition of “business associate” and provides for civil money penalty liability against covered entities and business associates for the acts of their agents regardless of whether a business associate agreement is in place. This rule also modified the standard for when a breach of unsecured personally identifiable health information must be reported. Some covered entities have entered into settlement agreements with HHS for allegedly failing to adopt policies and procedures sufficient to implement the breach notification provisions in the HITECH Act. Additionally, the final rule adopts certain changes to the HIPAA enforcement regulations to incorporate the increased and tiered civil monetary penalty structure provided by HITECH, and makes business associates of covered entities directly liable under HIPAA for compliance with certain of the HIPAA privacy standards and HIPAA security standards. HIPAA violations are also potentially subject to criminal penalties.

There has been an increased federal and state HIPAA privacy and security enforcement effort and we expect this trend to continue. Under HITECH, state attorneys general have the right to prosecute HIPAA violations committed against residents of their states. Several such actions have been brought against covered entities and business associates, and continued enforcement actions are likely to occur in the future. In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates. It also tasks HHS with establishing a methodology whereby individuals who are harmed by HIPAA violations may receive a percentage of the civil monetary penalty fine or monetary settlement paid by the violator.

In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to, and confidentiality of individually identifiable health information. In addition, some states are considering new laws and regulations that further protect the confidentiality, privacy, or security of medical records or other types of medical or personal information. These laws may be similar to or even more stringent than the federal provisions, in which case they are not preempted by HIPAA. Not only may some of these state laws impose fines and penalties upon violators, but some afford private rights of action to individuals who believe their personal information has been misused.

Also, with respect to HIPAA, in September 2015, OIG issued two reports calling for better privacy oversight of covered entities by the CMS Office for Civil Rights (“OCR”). The first report, titled “OCR Should Strengthen its Oversight of Covered Entities’ Compliance with the HIPAA Privacy Standards,” found that OCR’s oversight is primarily reactive, as OCR has not fully implemented the required audit program to proactively assess possible noncompliance from covered entities. OIG recommended, among other things, that OCR fully implement a permanent audit program and develop a policy requiring OCR staff to check whether covered entities had previously been investigated for noncompliance. The second report, titled “OCR Should Strengthen its Follow-up of Breaches of Patient Information Reported by Covered Entities,” found that (1) OCR did not record corrective action information for 23% of closed “large-breach” cases in which it made determinations of noncompliance, and (2) OCR did not record “small-breach” information in its case-tracking system, which limits its ability to track and identify covered entities with multiple small breaches. OIG recommended, among other things, that OCR enter small-breach information into its case-tracking system and maintain complete documentation of corrective actions taken. OCR agreed with OIG’s recommendations in both reports. If followed, these reports and recommendations may impact our tenants.

More recently, with respect to HIPAA, OCR announced on March 21, 2016, that it had begun a new phase of audits of covered entities and their business associates. OCR stated that it would review policies and procedures adopted and employed by covered entities and their business associates to meet selected standards and implementation specifications of the HIPAA Privacy, Security, and Breach Notification Rules.

Congress has significantly increased funding to the governmental agencies charged with enforcing the healthcare fraud and abuse laws to facilitate increased audits, investigations, and prosecutions of providers suspected of healthcare fraud. As a result, government investigations and enforcement actions brought against healthcare providers have increased significantly in recent years and are expected to continue. A violation of federal or state anti-fraud and abuse laws or regulations, or other related laws or regulations discussed above, by a tenant of our properties could have a material adverse effect on the tenant’s liquidity, financial condition, or operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under and otherwise complying with the terms of our leases.

Our tenants may be adversely affected by the outbreak of a public health epidemic or pandemic, including the coronavirus.

Our tenants may be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, such as the coronavirus.  Such an outbreak or other adverse public health developments could materially disrupt our tenants’ businesses and operations.  Such events could cause temporary closures of nursing facilities, which could affect our tenants’ ability to make rental payments pursuant to our leases.

In addition, our tenants’ operations could be disrupted if any of their employees, or the employees of their vendors, are suspected of having a communicable disease, such as coronavirus. Such infections could cause our tenants or their vendors to have staffing shortages and could potentially require our tenants and their vendors to close parts of or entire facilities, distribution centers, or other buildings to disinfect any affected areas.

We could also be adversely affected if government authorities impose upon our tenants, or their vendors, certain restrictions.  These restrictions may be in the form of mandatory closures, requested voluntary closures, bans on new admissions, restricted operations, or restrictions on the importation of necessary equipment or supplies.  Even if an infectious agent does not spread significantly, the perceived risk of infection or health risk may cause governmental authorities to take actions that may adversely affect our tenants’ operations and, therefore, impact our business.  Likewise, family members may elect to keep nursing facility residents at home during an epidemic or pandemic, thus reducing our tenants’ revenue.

During and after a public health emergency, our tenants may face lawsuits for alleged negligence associated with their responses to the emergency.  The costs associated with defending, settling, or paying damages from such claims could impact our tenants’ operating budgets and affect their ability to meet their obligations under our leases.

Government Reimbursement

The majority of skilled nursing facilities’ (“SNF”) reimbursement is through Medicare and Medicaid. These programs are often SNF’s largest source of funding. Senior housing communities generally do not receive funding from Medicare or Medicaid, but their ability to retain their residents is impacted by policy decisions and initiatives established by the administrators of Medicare and Medicaid. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Law”). The passage of the Healthcare Reform Law allowed formerly uninsured Americans to acquire coverage and utilize additional healthcare services. In addition, the Healthcare Reform Law gave the CMS new authorities to implement Medicaid waiver and pilot programs that impact healthcare and long term custodial care reimbursement by Medicare and Medicaid. These activities promote “aging in place,” allowing senior citizens to stay longer in seniors housing communities, and diverting or delaying their admission into SNFs. In December 2017, Congress eliminated the penalty associated with the individual mandate to maintain health insurance effective January 1, 2019. In December 2018, as a result of the penalty associated with the individual mandate being eliminated, a federal trial court in Texas found that the entire Healthcare Reform Law was unconstitutional. The Fifth Circuit Court of Appeals affirmed the trial court’s decision in 2019. However, the matter was sent back to the trial court for further analysis. The Healthcare Reform Law remains in place during this process. Additionally, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Healthcare Reform Law. These changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. We cannot predict the ultimate impact of these developments on our tenants. The potential risks, however, that accompany these regulatory and market changes are discussed below.

•

Enabled by the Medicare Modernization Act (2003) and subsequent laws, Medicare and Medicaid have implemented pilot programs (officially termed demonstrations or models) to “divert” elderly from SNFs and promote “aging in place” in “the least restrictive environment.” Several states have implemented Home and Community-based Medicaid waiver programs that increase the support services available to senior citizens in senior housing, lengthening the time that many seniors can live outside of a SNF. These Medicaid waiver programs are subject to re-approval, and pilots are time-limited. Roll-back or expiration of these programs could have an adverse effect on the senior housing market.

•

Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs. On October 4, 2016, CMS published a final rule that, for the first time in nearly 25 years, comprehensively updated the SNF requirements for participation under Medicare and Medicaid. Among other things, the rule implemented requirements relating to quality of care and quality of life, facility responsibilities and staffing considerations, resident assessments, and compliance and ethics programs. The requirements were implemented in phases. The final phase was required to have been implemented by November 28, 2019. We cannot accurately predict the effect the final rule will have on our tenants’ business once it is fully promulgated. Failure to obtain and maintain Medicare and Medicaid certification by our tenants would result in denial of Medicare and Medicaid payments, which would likely result in a significant loss of revenue. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted payments resulting in lost revenue for specific patients. Efforts to impose reduced payments, greater discounts, and more stringent cost controls by government and other payors are expected to continue. Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs could have a material adverse effect on our tenants’ profitability and cash flows which, in turn, could adversely affect their ability to satisfy their obligations to us. We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our tenants’ operations. No assurance can be given that such reforms will not have a material adverse effect on our tenants or on their ability to fulfill their obligations to us. As a result of the Healthcare Reform Law, and specifically Medicaid expansion and establishment of Health Insurance Exchanges providing subsidized health insurance, more Americans have health insurance. These newly insured Americans utilize services delivered by providers at medical buildings and other healthcare facilities. The Healthcare Reform Law remains controversial. The continued attempts to repeal or reverse aspects of the law could result in insured individuals losing coverage, and consequently, forgoing services offered by provider tenants in medical buildings and other healthcare facilities. See Part I, Item 1A, “Risk Factors” in this Annual Report concerning a possible repeal of Healthcare Reform Law. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Healthcare Reform Law but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allowed states to decline to participate in the expansion—and to forego funding for the Medicaid expansion—without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is still unclear how many states will ultimately pursue this option. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but could also further strain state budgets. While the federal government paid for approximately 100% of those additional costs from 2014 to 2016, the federal matching rate decreased to 90% in 2020. We cannot predict whether other current or future efforts to repeal or amend the Healthcare Reform Law will be successful. Even absent changes to the Healthcare Reform Law, the executive branch of the federal government may make significant changes to the enforcement and implementation of Healthcare Reform Law requirements. We cannot predict the impact that any such repeal or amendment of the Healthcare Reform Law or related action by the executive branch would have on our operators or tenants and their ability to meet their obligations to us. We cannot predict whether the existing Healthcare Reform Law, or future healthcare reform legislation or regulatory changes, will have a material impact on our operators’ or tenants’ property or business. If the operations, cash flows, or financial condition of our operators and tenants are materially and adversely impacted by the Healthcare Reform Law or future legislation, our revenue and operations may be adversely affected as well.

•

CMS is transitioning Medicare from a traditional fee-for-service reimbursement model to a capitated, value-based, and bundled payment model.  In the value-based model, the government pays a set amount for each beneficiary for a defined period of time, based on the beneficiary’s underlying medical needs, rather than the actual services provided. The result is increasing use of management tools to oversee individual providers and coordinate their services. This puts downward pressure on the number and expense of services provided. Roughly eight-million Medicare beneficiaries now receive care via Accountable Care Organizations, and Medicare Advantage health plans now provide care for roughly seventeen-million Medicare beneficiaries. The continued trend toward capitated, value-based, and bundled payment approaches has the potential to diminish the market for certain healthcare providers. In addition, on April 1, 2014, the Protecting Access to Medicare Act of 2014 was enacted, which implements value-based purchasing for SNFs. In fiscal year 2019, 2% of SNF payments began to be withheld and 60% of the amount withheld is being redistributed to SNFs as incentive payments through value-based payments. SNFs began reporting the claims-based 30-Day All-Cause Readmission Measure on October 1, 2015, and began reporting a resource use measure on October 1, 2016. Both measures are publicly available.

•

In October 2015, the U.S. Government Accountability Office (“GAO”) released a report recommending that CMS continue to improve data and oversight of nursing home quality measures. The GAO found that nursing home quality would be easier to determine if the quality of the underlying data was improved (i.e., by changing the way self-reported data and non-standardized survey methodologies were used). The GAO recommended, among other things, that CMS implement a clear plan for ongoing auditing of self-reported data and establish a process for monitoring oversight modifications to better assess their effects. HHS agreed with the GAO’s recommendations, and to the extent such recommendations are implemented, they could impact our operators and tenants.

•

The majority of Medicare payments continue to be made through traditional Medicare Part A and Part B fee-for-service schedules. The Medicare and CHIP (Children’s Health Insurance Program) Reauthorization Act of 2015 (“MACRA”) addressed the risk of a Sustainable Growth Rate cut in Medicare payments for physician services. However, other annual Medicare payment regulations, particularly with respect to certain hospitals, skilled nursing care, and home health services, have resulted in lower net pay increases than providers of those services have often expected. In addition, MACRA established a multi-year transition into pay-for-quality approaches for Medicare physicians and other providers. This includes payment reductions for providers who do not meet government quality standards. The current Value-Based Payment Modifier program expired at the end of 2018, and the first Merit-based Incentive Payment System (“MIPS”) adjustments began in 2019. The continued implementation of pay-for-quality models is expected to produce funding disparities that could adversely impact some provider tenants in medical buildings and other healthcare properties.

•

OIG has increased focus in recent years on billing practices by SNFs. In September 2015, OIG issued a report calling for reevaluation of the Medicare payment system for SNFs. In particular, OIG found that Medicare payments for therapy greatly exceeded SNFs’ costs for therapy, and that, under the current payment system, SNFs increasingly billed for the highest level of therapy even though key beneficiary characteristics remained largely the same. OIG determined that its findings demonstrated the need for CMS to reevaluate the Medicare SNF payment system, concluding that payment reform could save Medicare billions of dollars and encourage SNFs to provide services that are better aligned with beneficiaries’ care needs. OIG formulates a formal work plan each year for nursing centers. The work plan for 2020 states that OIG’s investigative and review focus for nursing facilities will include its analysis of (1) nursing facility billing to ensure that services are not duplicative or fraudulently, excessively, or unnecessarily billed; (2) involuntary transfers or discharges of nursing facility residents; (3) services provided to Medicare and Medicaid dually-eligible nursing facility residents to ensure the level of such services is properly reported; and (4) nursing facility staffing levels to ensure they meet minimum legal requirements. If followed, these reports and recommendations may impact our tenants. We cannot predict the likelihood, scope, or outcome of any such investigations on our tenants if these recommendations are implemented.

•

In 2019, CMS began including the new long-term-stay hospitalization measurement that the agency began tracking in 2018 in its quality measures for the consumer-based Nursing Home Compare website. CMS also began posting the number of hours worked by a facility’s non-nursing staff in July 2018. In October 2019, CMS resumed posting the average number of citations per inspection for each state and the nation as a whole, which may affect each facility’s health inspection rating on the site. We cannot predict how this data will affect our tenants’ business.

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

•

On February 8, 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (the “BBA”) extending the reduction in Medicare provider payments, commonly called the “sequestration.”  This automatic payment reduction remains at 2% and applies to all Medicare physician claims and certain other claims, including physician-administered medications, submitted after April 1, 2013. Scheduled to expire in 2025, the BBA extended the sequestration through 2027.

•

CMS released its final rule outlining fiscal year 2020 Medicare payment rates and quality programs for SNFs. This final rule has been effective as of October 1, 2019. The policies in the final rule continue to shift Medicare payments from volume to value by implementing SNF Value-Based Purchasing program (“VBP”) and SNF Quality Reporting Program (“QRP”). CMS will be using the Patient-Driven Payment Model (“PDPM”), which focuses on the patient’s condition and resulting care needs rather than on the amount of care provided in order to determine Medicare payment. Based on changes contained within this final rule, CMS estimates that the fiscal year 2020 aggregate impact will be an increase of $851 million in Medicare payments to SNFs, resulting from the fiscal year 2020 SNF market basket update required by the BBA to be 2.8%. The effect of the 2020 PPS rate update on our tenants’ revenues will be dependent upon their census and the mix of patients at the various PPS and PDPM pay rates. In addition, we cannot predict how future changes may impact reimbursement rates under the SNF PPS and PDPM system.

We are neither an ongoing participant in, nor a direct recipient of, any reimbursement under these government reimbursement programs with respect to our facilities. However, a significant portion of the revenue of the healthcare operators to which we lease and sublease properties is derived from governmentally-funded reimbursement programs, and any adverse change in such programs could negatively impact an operator’s ability to meet its obligations to us.

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

We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2018 or 2019.

Employees

As of December 31, 2019, we had 17 employees of which 14 were full-time employees (excluding facility-level employees related to the Company’s management services agreement for three facilities in Ohio).

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

As of the date of filing this Annual Report, our 21 properties (excluding the three facilities that are managed by us) are operated by a total of 21 separate tenants, with each of our tenants being affiliated with one of seven local or regionally-focused operators. We refer to our tenants who are affiliated with the same operator as a group of affiliated tenants. Each of our operators operate (through a group of affiliated tenants) between one and six of our facilities, with our most significant operators, C.R Management, Wellington Health Services (“Wellington”) and Aspire, each operating (through a group of affiliated tenants) six, two and five facilities, respectively. We, therefore depend, on tenants who are affiliated with C.R Management, Wellington and Aspire for a significant portion of our revenues. We cannot assure you that the tenants affiliated with C.R Management, Wellington and Aspire will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their obligations under the applicable leases and subleases, and any inability or unwillingness by such tenants to do so could have a material adverse effect on us.

A prolonged economic slowdown could adversely impact the results of operations of our tenants, which could impair their ability to meet their obligations to us.

We believe the risks associated with our investments will be more acute during periods of economic slowdown or recession (such as the most recent recession) due to the adverse impact caused by various factors, including inflation, deflation, increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a distressed real estate market, market volatility and weakened business and consumer confidence. This difficult operating environment caused by an economic slowdown or recession could have an adverse impact on the ability of our tenants to maintain occupancy rates, which could harm their financial condition. Any sustained period of increased payment delinquencies, foreclosures or losses by our tenants could adversely affect our income from investments in our portfolio. The current outbreak of the COVID-19 virus could lead to a global recession if it persists for an extended period.

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

A severe cold and flu season, epidemics such as COVID-19, or any other widespread illnesses, could adversely affect the occupancy of our tenants’ facilities.

Our and our tenants’ revenues are dependent upon occupancy. It is impossible to predict the severity of the cold and flu season or the occurrence of epidemics or any other widespread illnesses. The occupancy of our skilled nursing and assisted living facilities could significantly decrease in the event of a severe cold and flu season, an epidemic, or any other widespread illness. Such a decrease could affect the operating income of our tenants and the ability of our tenants to make payments to us. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 virus originating in China to be a public health emergency of international concern posing a high risk to countries with vulnerable health systems. Since this declaration, the virus continues to spread globally, including within our domestic borders where the Company operates, contributing to significant uncertainty in the domestic and global economy. Our tenants and hence the Company may incur expenses or reduced occupancy relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

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

Failure by our tenants to comply with various local, state, and federal government regulations may adversely impact their ability to make lease payments to us.

Healthcare operators are subject to numerous federal, state, and local laws and regulations, including those described below, that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from new legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. Although we cannot accurately predict the ultimate timing or effect of these changes, such changes could have a material effect on our tenants’ costs of doing business and on the amount of reimbursement by both government and other third-party payors. The failure of any of our tenants to comply with these laws, requirements, and regulations could adversely affect its ability to meet its obligations to us.

•

Healthcare Reform. The Healthcare Reform Law, which was signed into law in March 2010, represents the most comprehensive change to healthcare benefits since the inception of the Medicare program in 1965 and affects reimbursement for governmental programs, private insurance, and employee welfare benefit plans in various ways. Among other things, the Healthcare Reform Law expands Medicaid eligibility, establishes new regulations for health plans, creates health insurance exchanges, and modifies certain payment systems.  The Healthcare Reform Law was intended to encourage cost-effective care and reduce inefficiencies and waste, including through new tools to address fraud and abuse. We cannot accurately predict the impact of the Healthcare Reform Law on our tenants or their ability to meet their obligations to us. Reimbursement; Medicare and Medicaid. A significant portion of the revenue of the healthcare operators to which we lease, or will lease, properties is, or will be, derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid. Failure to maintain certification in these programs would result in a loss of funding from such programs and could negatively impact an operator’s ability to meet its obligations to us. Quality of Care Initiatives. CMS has implemented a number of initiatives focused on the quality of care provided by nursing homes that could affect our tenants. Any unsatisfactory rating of our tenants under any rating system promulgated by the CMS could result in the loss of patients or residents or lower reimbursement rates, which could adversely impact their revenues and our business.

•

Licensing and Certification. Healthcare operators are subject to various federal, state, and local licensing and certification laws and regulations, including laws and regulations under Medicare and Medicaid requiring operators to comply with extensive standards governing operations. Many of our properties may require a license, registration, and/or CON to operate. State and local laws also may regulate the expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction or renovation of healthcare facilities, by requiring a CON or other similar approval from a state agency. Governmental agencies administering these laws and regulations regularly inspect facilities and investigate complaints. A facility that is determined to be non-compliant with regulatory requirement by either (i) failing to obtain a required license, certification, or CON; (ii) having a required license, certification, or CON, revoked or suspended; or (iii) having violations or deficiencies with respect to relevant operating standards, may be forced to cease operations or be ineligible for reimbursement until such noncompliance is cured. In such an event, our revenues from leasing these facilities could be indirectly reduced or eliminated for an extended period of time or permanently.

•

Fraud and Abuse Laws and Regulations. There are various federal and state civil and criminal laws and regulations governing a wide array of healthcare provider referrals, relationships, and arrangements, including laws and regulations prohibiting fraud by healthcare providers. In addition, the Stark Law broadly defines the scope of prohibited physician referrals under federal healthcare programs to providers with which they have ownership or other financial arrangements. Many states have adopted or are considering adopting similar laws.  Some such laws extend beyond federal healthcare programs by prohibiting the payment or receipt of remuneration for patient referrals regardless of payor source. Many of these complex laws raise issues that have not been clearly interpreted by the relevant governmental authorities and courts. We cannot assure you that government officials charged with responsibility for enforcing the provisions of these laws and regulations will not assert that one or more arrangements involving our tenants are in violation of the provisions of such laws and regulations. In addition, federal and state governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. The violation of any of these laws or regulations by any of our tenants may result in the imposition of fines or other penalties, including exclusion from Medicare,

Medicaid, and all other federal and state healthcare programs. Such fines or penalties could jeopardize a tenant’s ability to make lease payments to us or to continue operating its facility.
•

Privacy Laws. Healthcare operators are subject to federal, state, and local laws and regulations designed to protect the privacy and security of patient health information. These laws and regulations require operators to expend the requisite resources to protect and secure patient health information, including the funding of costs associated with technology upgrades. Operators found in violation of these laws may face large penalties. In addition, compliance with an operator’s notification requirements in the event of a breach of unsecured protected health information could cause reputational harm to an operator’s business. Such penalties and damaged reputation could adversely affect a tenant’s ability to meet its obligations to us.

•

Other Laws. Other federal, state, and local laws and regulations affect how our tenants conduct their business. We cannot accurately predict the effect that the costs of complying with these laws may have on the revenues of our tenants and, thus, their ability to meet their obligations to us.

•

Legislative and Regulatory Developments. Each year, legislative and regulatory proposals are introduced at the federal, state, and local levels that, if adopted, would result in major changes to the healthcare system in addition to those described herein. We cannot accurately predict whether any proposals will be adopted and, if adopted, what effect (if any) these proposals would have on our tenants or our business.

Our tenants may be adversely affected by healthcare regulation and enforcement.

Regulation of the long-term healthcare industry generally has intensified over time, both in the number and type of regulations and in the efforts to enforce such regulations. This is particularly true for large for-profit, multi-facility providers. Federal, state, and local laws and regulations affecting the healthcare industry include those relating to licensure, operations, facility ownership, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights, fraudulent or abusive behavior, data privacy and security, and financial and other arrangements that may be entered into by healthcare providers. In addition, changes in enforcement policies by federal and state governments have increased the number of inspections, citations of regulatory deficiencies, and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties, and even criminal penalties. We are unable to predict the scope of future federal, state, and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could have a material adverse effect on our tenants, operators, or managers, which, in turn, could have an material adverse effect on us.

Our tenants may be penalized if they fail to comply with the extensive laws, regulations, and other requirements applicable to their businesses and the operation of our properties. Such penalties could include becoming ineligible to receive reimbursement from governmental and private third-party payor programs, being banned from admitting new patients or residents, suffering other civil or criminal penalties, or being required to make significant changes to their operations. Our tenants also could face increased costs related to healthcare regulation, such as the Healthcare Reform Law, or be forced to expend considerable resources in responding to an investigation or other enforcement action under applicable laws or regulations. In such an event, the results of operations and financial condition of our tenants and the results of operations of our properties operated or managed by those entities could be adversely affected, which, in turn, could have a material adverse effect on us.

The impact of healthcare reform legislation on our tenants cannot be accurately predicted.

The healthcare industry in the United States is subject to fundamental changes due to ongoing healthcare reform efforts and related political, economic, and regulatory influences. Notably, the Healthcare Reform Law resulted in expanded healthcare coverage to millions of previously uninsured people beginning in 2014 and has resulted in significant changes to the U.S. healthcare system. To help fund this expansion, the Healthcare Reform Law outlines certain reductions in Medicare reimbursements for various healthcare providers, including skilled nursing facilities, as well as certain other changes to Medicare payment methodologies.

Several provisions of the Healthcare Reform Law affect Medicare payments to skilled nursing facilities, including provisions changing Medicare payment methodology and implementing value-based purchasing and payment bundling. We cannot accurately predict how all of these provisions may be implemented, or the effect any such implementation would have on our tenants or our business. The Healthcare Reform Law could result in decreases in payments to our tenants, increase our tenants’ costs, or otherwise adversely affect the financial condition of our tenants, thereby negatively impacting their ability to meet their obligations to us.

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

This comprehensive healthcare legislation has resulted and will continue to result in extensive rulemaking by regulatory authorities, and also may be altered or amended. It is difficult to predict the full impact of the Healthcare Reform Law due to the complexity of the law and implementing regulations, as well as our inability to foresee how CMS and other participants in the healthcare industry will respond to the choices available to them under the law. We also cannot accurately predict whether any new or pending legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our tenants’ business. Similarly, while we can anticipate that some new regulations will affect our tenants and the manner of their reimbursement by the federal healthcare programs, we cannot accurately predict today the impact of those regulations on their business and, therefore, on our business. The provisions of the legislation and other regulations implementing the provisions of the Healthcare Reform Law may increase our tenants’ costs or otherwise adversely affect the financial condition of our tenants, thereby negatively impacting their ability to meet their obligations to us.

Other legislative changes have been proposed and adopted since the Healthcare Reform Law was enacted that also may impact our business. For instance, on April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014, which, among other things, has required CMS to measure, track, and publish readmission rates of skilled nursing facilities by 2017 and implement a value-based purchasing program for skilled nursing by October 1, 2018. The SNF VBP has increased Medicare reimbursement rates for skilled nursing facilities that achieve certain levels-of-quality performance measures to be developed by CMS, relative to other facilities. The value-based payments authorized by the SNF VBP will be funded by reducing Medicare payment for all skilled nursing facilities by 2% and redistributing 60% of those funds to high-performing skilled nursing facilities. If Medicare reimbursement provided to our tenants is reduced under the SNF VBP Program, that reduction may adversely impact our tenants’ abilities to meet their obligations to us.

Our tenants depend on reimbursement from governmental and other third-party payors, and reimbursement rates from such payors may be reduced.

Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for services provided by our tenants could result in a substantial reduction in the revenues and operating margins of our tenants. Significant limits on the scopes of services reimbursed and on reimbursement rates could have a material adverse effect on our tenants’ operations and financial condition.  Such effects could cause their revenues to decline and could negatively impact their ability to meet their obligations to us.

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

The Healthcare Reform Law provides those states that expand their Medicaid coverage to otherwise eligible state residents with incomes at or below 138% of the federal poverty level with an increased federal medical assistance percentage that became effective January 1, 2014, if certain conditions are met. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Healthcare Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allows states to elect not to participate in the expansion—

and to forego funding for the Medicaid expansion—without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear how many states will ultimately pursue this option. However, as of January 2020, 35 states have expanded Medicaid coverage in some form. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues through new patients, but further straining state budgets and their ability to pay our tenants. While the federal government paid for approximately 100% of those additional costs through 2016, states have been responsible for part of those additional costs since 2017. In 2020, states will be responsible for 10% of these additional costs. With increasingly strained budgets, it is unclear how states that do not include such sunset provisions will pay their share of these additional Medicaid costs and what other healthcare expenditures could be reduced as a result. A significant reduction in other healthcare-related spending by states to pay for increased Medicaid costs could affect our tenants’ revenue streams.

Furthermore, on December 22, 2017, the Tax Cuts and Jobs Act was enacted and signed into law that repealed the individual mandate in the Patient Protection and Affordable Care Act. Because the Supreme Court’s 2012 decision finding the Healthcare Reform Law constitutional was grounded, at least in part, on the inclusion of the individual mandate in the law, a federal trial court found the entire law unconstitutional upon the mandate’s repeal. The Fifth Circuit Court of Appeals affirmed the trial court’s decision in 2019, and the matter was sent back to the trial court for additional analysis. While the Healthcare Reform Law remains in place during this process, there is a high degree of uncertainty regarding the future of the law.

Executive orders with regard to the Healthcare Reform Law, may have unforeseen consequences.

In the absence of legislation repealing the Healthcare Reform Law, President Trump issued an executive order on October 12, 2017, directing federal agencies to reevaluate regulations and guidance associated with the Healthcare Reform Law. The effects of this executive order are unknown. It is possible that additional executive orders related to the Healthcare Reform Law may be issued. Because of the continued uncertainty surrounding the Healthcare Reform Law, including the potential for further legal challenges or repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of the Healthcare Reform Law or its repeal on our tenants and, thus, their ability to meet their obligations to us. We also anticipate that Congress, state legislatures, and third-party payors will continue to review and assess alternative healthcare delivery and payment systems and may propose, adopt, and implement legislative or policy changes that will affect the healthcare delivery system. We cannot provide assurances as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislative or policy changes on our tenants and, thus, their ability to meet their obligations to us.

Government budget deficits could lead to a reduction in Medicare and Medicaid reimbursement.

Many states are focusing on the reduction of expenditures under their Medicaid programs, which may reduce our tenants’ reimbursement rates. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement to our tenants under both the Medicare and Medicaid programs. Reductions in Medicare and Medicaid reimbursement to our tenants could reduce the cash flow of our tenants and their ability to make rent payments to us. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes. Because the Healthcare Reform Law allows states to increase the number of people who are eligible for Medicaid and simplifies enrollment in this program, Medicaid enrollment may significantly increase in the future. Since our tenants’ profit margins with respect to Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement and an increase in the number of Medicaid patients could place some tenants in financial distress, which, in turn, could adversely affect us. If funding for Medicare or Medicaid is reduced, this could have a material adverse effect on our tenants’ results of operations and financial condition, which could adversely affect their ability to meet their obligations to us.

Changes in the reimbursement rates or methods of payment from third-party payors, including insurance companies and the Medicare and Medicaid programs, could have a material adverse effect on our tenants.

Our tenants rely on reimbursement from third-party payors, including the Medicare (both traditional Medicare and “managed” Medicare/Medicare Advantage) and Medicaid programs, for substantially all of their revenues. Federal and state legislators and regulators have adopted or proposed various cost-containment measures that would limit payments to healthcare providers, and budget crises and financial shortfalls have caused states to implement or consider Medicaid rate freezes or cuts. Private third-party payors also have continued their efforts to control healthcare costs. We cannot assure you that our tenants who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates could have a material adverse effect on the liquidity, financial condition, and operations of some of our tenants.  These limits may be imposed by statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, court decisions, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries or carriers, government funding restrictions (at a program level or with respect to specific facilities), interruption or delays in payments due to any ongoing government investigations and audits at such property, or private payor efforts.  Additionally, these limits could adversely affect our tenants' ability to comply with the terms of our leases and have a material adverse effect on us.

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

As of the date of filing this Annual Report, the Company is a defendant in 9 professional and general liability actions, primarily commenced on behalf of one of our former patients and eight of our current or prior tenant’s former patients. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died while patients of our facilities due to professional negligence or understaffing. One such action, on behalf of the Company’s former patient, is covered by insurance, except that any award of punitive damages would be excluded from such coverage and nine of such actions relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator and which are subject to such operators’ indemnification obligations in favor of the Company.

The Company has self-insured against professional and general liability actions since it discontinued its healthcare operations in connection with the Transition. The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses” in the Company’s audited consolidated balance sheets of $0.5 million and $1.4 million at December 31, 2019, and December 31, 2018, respectively. Additionally as of December 31, 2019 and December 31, 2018 approximately $0.3 million and $0.6 million was reserved for settlement amounts in “Accounts payable” in the Company’s audited consolidated balance sheets. See Note 15 - Commitments and Contingencies to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data.”  Also see “Critical Accounting Policies - Self Insurance Reserve” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

REITs are required to distribute annually at least 90% of their REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). We had approximately $74.0 million in federal net operating loss carryforwards as of December 31, 2019. If we were to elect as a REIT under the Code, we would be able to use, at our discretion, these federal net operating loss carryforwards to offset our REIT taxable income, and thus the required distributions to shareholders may be reduced or eliminated until such time as our federal net operating loss carryforwards have been fully utilized.  However, pursuant to the recently enacted Tax Reform Act referenced below, our ability to offset any federal net operating losses arising from our taxable years beginning after December 31, 2018, against any future REIT taxable income would be limited.

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

As of December 31, 2019, we had approximately $55.4 million in indebtedness, including current maturities of debt. We may also obtain additional short-term and long-term debt to meet future capital needs, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

For the year ended and as of December 31, 2019, we had net income of $5.5 million after recognizing a gain of $7.1 million on the sale of assets. At December 31, 2019, we had $4.4 million in cash, as well as restricted cash of approximately $3.6 million, and $55.4 million in indebtedness, of which the Company anticipates net principal repayments of approximately $1.7 million during the next twelve-month period. Additionally as of December 31, 2019, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $18.9 million of undeclared preferred stock dividends in arrears.

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

In order to satisfy the Company’s capital needs, the Company is undertaking measures to grow its operations, streamline its cost infrastructure and otherwise increase liquidity by: (i) refinancing or repaying debt to reduce interest costs and mandatory principal repayments, with such repayment to be funded through potentially expanding borrowing arrangements with certain lenders or raising capital through the issuance of securities after restructuring of the Company’s capital structure; (ii) increasing future lease revenue through acquisitions and investments in existing properties; (iii) modifying the terms of existing leases; (iv) replacing certain tenants who default on their lease payment terms; and (v) reducing other and general and administrative expenses.

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

The Board indefinitely suspended dividend payments with respect to the Series A Preferred Stock. Such dividends are currently in arrears since the fourth quarter 2017. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock on an ongoing basis. See Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this Annual Report.  As a result of this dividend suspension, no dividends may be declared or paid on the common stock until all accumulated accrued and unpaid dividends on our Series A Preferred Stock have been, or contemporaneously are, declared and paid, or declared and a sum sufficient for the payment thereof is set apart for payment, for all past dividend periods.

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

On August 28, 2018, the Company received a deficiency letter (the “Letter”) from NYSE American stating that the Company was not in compliance with the continued listing standards as set forth in Section 1003(f)(v) of the NYSE American Company Guide (the “Company Guide”). Specifically, the Letter informed the Company that the Exchange had determined that shares of the Company’s securities had been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the Company Guide, the Company’s continued listing was predicated on the Company effecting a reverse stock split of the common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the Exchange determined to be no later than February 27, 2019. As a result of such noncompliance, the Company became subject to the procedures and requirements of Section 1009 of the Company Guide.

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

In addition, if the Company fails for 180 or more consecutive days to maintain a listing of the Series A Preferred Stock on a national exchange, then: (i) the annual dividend rate on the Series A Preferred Stock will be increased from 10.875% per annum to 12.875% per annum on the 181st day; and (ii) the holders of the Series A Preferred Stock are entitled to vote for the election of two additional directors to serve on the Board in accordance with, and subject to the requirements of, the Charter. Such increased dividend rate and voting rights will continue for so long as the Series A Preferred Stock is not listed on a national exchange. Additionally as the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four consecutive dividends periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend period to has increased to 12.875%; commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash. See Note 12- Common and Preferred Stock to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Item 1B.    Unresolved Staff Comments

Disclosure pursuant to Item 1B of Form 10-K is not required to be provided by smaller reporting companies.

Item 2.    Properties

Operating Facilities

The following table provides summary information regarding our facilities leased and subleased to third parties as of December 31, 2019:

Facility Name	Beds/Units	Structure	Operator Affiliation (a)
Alabama
Coosa Valley Health Care	124	Owned	C.R. Management
Meadowood	106	Owned	C.R. Management
Subtotal (2)	230
Georgia
Autumn Breeze	109	Owned	C.R. Management
Glenvue H&R	160	Owned	C.R. Management
Jeffersonville	131	Leased	Peach Health Group
LaGrange	138	Leased	C.R. Management
Lumber City	86	Leased	Beacon Health Management
Oceanside	85	Leased	Peach Health Group
Powder Springs	208	Leased	Wellington Health Services
Savannah Beach	50	Leased	Peach Health Group
Southland Healthcare	126	Owned	Beacon Health Management
Tara	134	Leased	Wellington Health Services
Thomasville N&R	52	Leased	C.R. Management
Subtotal (11)	1,279
North Carolina
Mountain Trace Rehab	106	Owned	Vero Health
Subtotal (1)	106
Ohio
Covington Care	99	Leased	Aspire
Eaglewood ALF	80	Owned	Aspire
Eaglewood Care Center	99	Owned	Aspire
H&C of Greenfield	62	Owned	Aspire
Koester Pavilion	150	Managed	N/A
Spring Meade Health Center	99	Managed	N/A
Spring Meade Residence	83	Managed	N/A
The Pavilion Care Center	50	Owned	Aspire
Subtotal (8)	722
South Carolina
Georgetown Health	84	Owned	Symmetry Healthcare
Sumter Valley Nursing	96	Owned	Symmetry Healthcare
Subtotal (2)	180
Total - All Facilities (24)	2,517

(a)	Indicates the operator with which the tenant of the facility is affiliated.

Our leases and subleases are generally on an individual facility basis with tenants that are separate legal entities affiliated with the above operators. See “Portfolio of Healthcare Investments” in Part I, Item 1, “Business”, in this Annual Report.

All facilities are skilled nursing facilities except for Eaglewood ALF and Meadowood, which are assisted living facilities, and Spring Meade Residence, which is an independent living facility. Bed/units numbers refer to the number of licensed beds.

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

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Twelve Months Ended
Operating Metric (1)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Occupancy (%) (2)	79.5%	80.2%	80.3%	80.0%

(1)	Excludes the four PSA Facilities, the one facility in North Carolina, five facilities in Ohio, three managed facilities, and two Omega Facilities.
(2)	Occupancy percentages are based on licensed beds.

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown:

		Licensed Beds		Annual Lease Revenue (1)
	Number of Facilities	Amount	Percent (%)	Amount ($) '000's	Percent (%)
2023	1	62	2.8%	263	1.6%
2024	1	126	5.8%	965	5.8%
2025	2	269	12.3%	2,221	13.3%
2026	—	—	0.0%	0	0.0%
2027	8	884	40.5%	7,748	46.4%
2028	4	328	15.0%	2,352	14.1%
2029	1	106	4.9%	538	3.2%
Thereafter	4	410	18.7%	2,601	15.6%
Total	21	2,185	100.0%	16,688	100.0%

(1)	Straight-line rent.

Corporate Office

Our corporate office is located in Suwanee, Georgia. We lease approximately 3,000 square feet of office space in the Suwanee, Georgia area with a term through June 2021 and sublease approximately 3,100 square feet of office space in the Atlanta, Georgia area with a term through September 2020, which we no longer occupy. The Atlanta office space has been subleased through the end of the lease term.

Item 3.    Legal Proceedings

The Company is a defendant in various legal actions and administrative proceedings arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to patients. Although the Company settles cases from time to time when settlement can be achieved on a reasonable basis, the Company vigorously defends any matter in which it believes the claims lack merit and the Company has a reasonable chance to prevail at trial or in arbitration. Litigation is inherently unpredictable. There is no assurance that the outcomes of these matters will not have a material adverse effect on the Company’s financial condition. Although arising in the ordinary course of the Company's business, certain of these matters are described in “Note 15 - Commitments and Contingencies – “Professional and General Liability Claims” and Note 19 – Subsequent Events- “Legal Proceedings” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 3. Except as set forth therein, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

The common stock is listed for trading on the NYSE American under the symbol “RHE.” based on information supplied from our transfer agent, there were approximately 235 shareholders of record of the common stock as of February 29, 2020.

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

Issuer Purchases of Equity Securities

During the three months ended December 31, 2019 there were no open-market repurchases of the common stock or the Series A Preferred Stock.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living.  Our business primarily consists of leasing and subleasing healthcare facilities to third-party tenants. As of December 31, 2019, the Company owned, leased, or managed for third parties 24 facilities primarily in the Southeast.

The operators of the Company’s facilities provide a range of health care and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

The following table provides summary information regarding the number of facilities and related licensed beds/units as of December 31, 2019:

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

The following table provides summary information regarding the number of facilities and licensed beds/units by operator affiliation as of December 31, 2019:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management	6	689
Aspire	5	390
Wellington Health Services	2	342
Peach Health	3	266
Symmetry Healthcare	2	180
Beacon Health Management	2	212
Vero Health	1	106
Subtotal	21	2,185
Regional Health Managed	3	332
Total	24	2,517

(1)

Represents the number of facilities leased or subleased to separate tenants, of which each tenant is an affiliate of the entity named in the table above. For a more detailed discussion, see Note 7 – Leases located in Part II, Item 8, “Financial Statements and Supplementary Data” and “Portfolio of Healthcare Investments” included in Part I, Item 1, “Business”, each included in this Annual Report.

Current Significant Events: The Company is closely monitoring and regularly communicating with all of the operators and management teams of its facilities regarding the COVID-19 pandemic. Our tenants may be materially and adversely affected by this pandemic. Such an outbreak or other adverse public health developments could materially disrupt our tenants’ businesses and operations.  Such events could cause issues such as temporary closures of nursing facilities, staff shortages and supply chain disruptions which could affect our tenants’ ability to make rental payments pursuant to our leases and hence that could have a materially adverse effect the Company’s liquidity and capital resources.

As of March 23, 2020, two facilities the Company manages in Miami County, Ohio, have reported “presumptive positive” cases of COVID-19. The Centers for Disease Control & Prevention (“CDC”) will provide final confirmation of the cases. The Company is engaging in aggressive mitigation efforts in accordance with CDC and Ohio Department of Health guidelines to protect the health and safety of residents while respecting their rights. Employees at both locations are taking several precautions as they care for residents, including, among other things, monitoring themselves for symptoms upon leaving and returning home, and upon arriving at and leaving the skilled nursing facility. They are also wearing masks and other personal protective equipment while caring for residents. Additionally as of March 23, 2020, none of our other operators have reported any occurrences of COVID-19 in any of the buildings they are managing. Our operators have also reported to us that they currently have adequate supply levels, including appropriate quantities of Personal Protective Equipment (PPE) for staff. Additionally as of the date of filing the Company has received no additional information.

The COVID-19 pandemic is rapidly evolving. The information in this Annual Report is based on data currently available to us and will likely change as the pandemic progresses. As COVID-19 continues to spread throughout areas in which we operate, we believe the outbreak has the potential to have a material negative impact on our operating results and financial condition.  The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our operators, employees and vendors, and impact on the facilities we manage, all of which are uncertain and cannot be predicted.  Given these uncertainties, we cannot reasonably estimate the related impact to our business, operating results and financial condition.

Resolved Significant Events: Prior to August 1, 2019, the continuation of our business was dependent upon our ability: (i) to comply with the terms and conditions under the Pinecone Credit Facility and the second new amended and restated forbearance agreement, dated March 29, 2019, between the Company and certain of its subsidiaries and Pinecone (the “Second A&R Forbearance Agreement”) as amended on June 13, 2019; and (ii) to refinance or obtain further debt maturity extensions on the Quail Creek Credit Facility, neither of which was entirely within the Company’s control. These factors had created substantial doubt about the Company’s ability to continue as a going concern. The Company repaid the Pinecone Credit Facility and Quail Creek Credit Facility on August 1, 2019.

On September 30, 2019, the Company fully extinguished all obligations under the Pinecone Credit Facility when the Company and Pinecone entered into a waiver and release agreement and the Company paid approximately $0.4 million to Pinecone to fully extinguish the surviving obligations and provisions (the “Surviving Obligations”) of the Pinecone Credit Facility, which included (i) a right of first refusal to provide first mortgage financing for any acquisition of a healthcare facility by the Company for a period of three months following the above repayment, and (ii) an exclusive option to refinance the Company’s existing first mortgage loan (the “Pinecone Financing Option”), with a balance of $5.3 million at June 30, 2019, on the Company’s 124-licensed bed skilled nursing facility located in Alabama known as Coosa Valley Health Care, in each case subject to the terms and conditions of the Pinecone Credit Facility.

Acquisitions and Dispositions

Pursuant to the PSA, between certain subsidiaries of the Company and MED, the Company completed the Asset Sale. Under the PSA, the Company sold: (i) on August 28, 2019, the Northwest Facility; and (ii) on August 1, 2019, the Attalla Facility, the College Park Facility, and the Quail Creek Facility.

In connection with the Asset Sale: (i) MED paid to the Company a cash purchase price for the PSA Facilities equal to $28.5 million in the aggregate; (ii) the Company incurred approximately $0.4 million in sales commission expenses and $0.1 million for a building improvement credit; and (iii) the Company transferred approximately $0.1 million in lease security deposits to MED.

On August 1, 2019, the Company used a portion of the proceeds from the Asset Sale to repay approximately $21.3 million to Pinecone to extinguish all indebtedness owed under the Pinecone Credit Facility, by the Company with an original aggregate principal amount of $16.25 million which refinanced existing mortgage debt, and to repay approximately $3.8 million to Congressional Bank to extinguish all indebtedness owed by the Company under the Quail Creek Credit Facility.

Effective January 15, 2019, the Company’s leases of the Omega Facilities, which leases were due to expire August 2025 and which Omega Facilities the Company subleased to third party subtenants, was terminated by mutual consent of the Company and the lessor(s) and sublessee(s) of the Omega Facilities. In connection with the Omega Lease Termination, the Company transferred approximately $0.4 million of its integral physical fixed assets at the Omega Facilities to the lessor and on January 28, 2019 received from the lessor gross proceeds of approximately $1.5 million, consisting of (i) a termination fee in the amount of $1.2 million and (ii) approximately $0.3 million to satisfy other net amounts due to the Company under the leases.

The Company made no acquisitions or dispositions during the year ended December 31, 2018.

For further information, see Note 1 – Summary of Significant Accounting Policies, Note 9 – Notes Payable and Other Debt and Note 10 – Acquisitions and Dispositions, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Divestitures

For information regarding the Company’s divestitures, please refer to Note 11 - Discontinued Operations, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

The following table summarizes the activity of discontinued operations for the years ended December 31, 2019 and 2018:

	For the year ended December 31,
(Amounts in 000’s)	2019	2018
Recoveries	$(626)	$(83)
Interest expense, net	$—	$9
Net income	$626	$74

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis we review our judgments and estimates, including, but not limited to, those related to doubtful accounts, income taxes, stock compensation, intangible assets and loss contingencies. We base our estimates on historical experience, business knowledge and on various other assumptions that we believe to be reasonable under the circumstances at the time. Actual results may vary from our estimates. These estimates are evaluated by management and revised as circumstances change. We believe that the following represents our critical accounting policies.

Revenue Recognition and Allowances

Triple-Net Leased Properties. The Company’s triple-net leases provide for periodic and determinable increases in rent. We recognize rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in straight-line rent receivable on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one or more tenant(s) of the Company’s facilities, rental income for the affected facilities will be recognized only upon cash collection, and any accumulated straight-line rent receivable will be reversed in the period in which the Company deems rent collection no longer probable. Rental revenues for five facilities located in Ohio (until operator transition on December 1, 2018) and one facility in North Carolina are recorded on a cash basis. See Note 7 - Leases to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report)

Revenue from Contracts with Customers and Other Revenue. The Company recognizes management fee revenues received as services are provided. The Company has one Management Contract, with payment for each month of service received in full on a monthly basis. The maximum penalty for service contract nonperformance under the Management Contract is $50,000 per year, payable after the end of the year. Further, the Company recognizes interest income from loans and investments, using the effective interest method when collectability is probable. The Company applies the effective interest method on a loan-by-loan basis.

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

As of December 31, 2019 and December 31, 2018, the Company reserved for approximately $0.6 million and $1.4 million, respectively, of uncollected receivables. Accounts receivable, net totaled $1.0 million at December 31, 2019 compared with $1.0 million at December 31, 2018.

Leasing. On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) ASU 2016-02, Leases, as codified in Accounting Standards Codification (“ASC”) 842, using the non-comparative transition option pursuant to ASU 2018-11. Therefore the Company has not restated comparative period financial information for the effects of ASC 842, nor made the new required lease disclosures for comparative periods beginning before January 1, 2019. The Company recognized both right of use assets and lease liabilities for leases in which we lease land, real property or other equipment, electing the practical expedient to maintain the prior operating lease classification. Effective January 1, 2019, the Company assesses any new contracts or modification of contracts in accordance with ASC 842 to determine the existence of a lease and its classification. We are reporting revenues and expenses for real estate taxes and insurance, prospectively where the lessee has not made those payments directly to a third party in accordance with their respective leases with us. Additionally, we now expense certain leasing costs, other than leasing commissions, as they are incurred. Current GAAP provides for the deferral and amortization of such costs over the applicable lease term. Adoption of ASU 2016-02 has not had a material effect on the Company’s consolidated financial statements, other than the initial balance sheet impact of recognizing the right-of-use assets and the right-of-use lease liabilities. Upon adoption, we recognized operating lease assets of $39.8 million on our consolidated balance sheet for the period ended March 31, 2019, which represents the present value of minimum lease payments associated with such leases. Also upon adoption, we recognized operating lease liabilities of $41.5 million on our consolidated balance sheet for the period ended March 31, 2019. The present value of minimum lease payments was calculated on each lease using a discount rate that approximated our incremental borrowing rate and the current lease term and upon adoption we utilized a discount rate of 7.98% for the Company’s leases. See Note 1 – Summary of Significant Accounting Policies and Note 7 - Leases to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report)

Asset Impairment

We review the carrying value of long-lived assets that are held and used in our operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. We estimate the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and identified no material asset impairment during the years ended December 31, 2019 and 2018.

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

Extinguishment of Debt

The Company recognizes extinguishment of debt when the criteria for a troubled debt restructure are not met and the change in the debt terms is considered substantial. The Company calculates the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt (including deferred finance fees) and recognizes a gain or loss on the consolidated statement of operations in the period of extinguishment.

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

Income Taxes

As required by ASC Topic 740, “Income Taxes”, we established deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates in effect when such temporary differences are expected to reverse. When necessary, we record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized.  At December 31, 2019, the Company has a valuation allowance of approximately $18.5 million.  In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. ASC 740 provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

Among other changes, the Tax Reform Act reduced the US federal corporate tax rate from 35% to 21% beginning in 2018. As a result of the Tax Reform Act, net operating loss (“NOL”) carry forwards generated in tax years 2018 and forward have an indefinite life.  For this reason, the Company has taken the position that the deferred tax liability related to the indefinite lived intangibles can be used to support an equal amount of the deferred tax asset related to the 2018 NOL carry forward generated. This resulted in the Company recognizing an income tax benefit of approximately $0.04 million for the year ended December 31, 2018, related to the use of our naked credit as a source of income to release a portion of our valuation allowance.

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

In general, the Company’s tax returns filed for the 2016 through 2019 tax years are still subject to potential examination by taxing authorities. We are not currently under examination by any other major income tax jurisdiction.

Further information required by this Item is provided in Note 1 - Summary of Significant Accounting Policies to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Results of Operations

Years Ended December 31, 2019 and 2018

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

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000's)	2019	2018	Amount	Percent
Revenues:
Rental revenues	$19,043	$20,902	$(1,859)	(8.9)%
Management fees	995	949	46	4.8%
Other revenues	96	195	(99)	(50.8)%
Total revenues	20,134	22,046	(1,912)	(8.7)%
Expenses:
Facility rent expense	6,645	8,683	(2,038)	(23.5)%
Cost of management fees	661	638	23	3.6%
Depreciation and amortization	3,438	4,634	(1,196)	(25.8)%
General and administrative expenses	3,192	3,692	(500)	(13.5)%
(Recovery) provision for doubtful accounts	(281)	4,132	(4,413)	(106.8)%
Other operating expenses	1,017	1,059	(42)	(4.0)%
Total expenses	14,672	22,838	(8,166)	(35.8)%
Income (loss) from operations	5,462	(792)	6,254	(789.6)%
Other expense (income):
Interest expense, net	5,265	5,929	(664)	(11.2)%
Loss on extinguishment of debt	2,458	5,234	(2,776)	(53.0)%
Gain on disposal of assets	(7,141)	—	(7,141)	NM
Other expense	6	52	(46)	(88.5)%
Total other expense, net	588	11,215	(10,627)	(94.8)%
Income (loss) from continuing operations before income taxes	4,874	(12,007)	16,881	NM
Income tax benefit	—	(38)	38	(100.0)%
Income (loss) from continuing operations	4,874	(11,969)	16,843	NM
Income from discontinued operations, net of tax	626	74	552	745.9%
Net Income (loss)	$5,500	$(11,895)	$17,395	NM

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018:

Rental Revenues—Total rental revenue decreased by $1.9 million, or 8.9%, to $19.0 million for the year ended December 31, 2019, compared with $20.9 million for the year ended December 31, 2018. The decrease reflects approximately $2.2 million related to the Omega Lease Termination, $1.3 million related to the sale of the PSA Facilities, approximately $0.6 million due to an amendment to the subleases for two facilities located in Georgia subleased to affiliates of Wellington Health Services and $0.2 million rent concession provided to affiliates of Healthcare Management, LLC (“Symmetry” or “Symmetry Healthcare”) off-set by approximately $1.9 million rent received in the current year by affiliates of Aspire for the five facilities located in Ohio (the “Ohio Beacon Facilities”) previously operated by and leased to affiliates (the “Ohio Beacon Affiliates”) of Beacon Health Management, LLC (“Beacon”), who stopped paying rent for those facilities and the recognition of $0.5 million of property tax income as a result of the Company’s adoption on ASC 842. The Company recognizes all rental revenues on a straight line rent accrual basis, except with respect to the Ohio Beacon Affiliates in the prior year and the Company’s 106-bed, skilled nursing facility located in Sylvia, North Carolina known as the Mountain Trace Facility, while operated by an affiliate of Symmetry for January and February 2019 and the PSA Facilities sold during the third quarter of 2019, for which rental revenue was recognized based on cash received. For further information see Note 7 - Leases, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Other Revenues—Other revenues decreased by $0.1 million, or 50.8%, to $0.1 million for the twelve months ended December 31, 2019, compared with $0.2 million for the year ended December 31, 2018 due to recognizing $0.1 million less in interest revenue on a line of credit extended to affiliates of Peach Health Group, LLC (“Peach Health”).

Facility Rent Expense—Facility rent decreased by approximately $2.1 million, or 23.5%, to $6.6 million for the twelve months ended December 31, 2019, compared with $8.7 million for the year ended December 31, 2018.  The net decrease is due to the Omega Lease Termination and an agreement with Covington Realty, LLC (“Covington”), whereby Covington among other items reduced our base rent for a period of time. See Note 7 - Leases, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report.

Depreciation and Amortization—Depreciation and amortization decreased by approximately $1.2 million or 25.8%, to $3.4 million for the year ended December 31, 2019, compared with $4.6 million for the year ended December 31, 2018. The decrease is primarily due to the reduction in depreciation from fully depreciated equipment and computer related assets in the current year and the cessation of depreciation and amortization on assets sold in August 2019. See Note 10 – Acquisitions and Dispositions, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report

General and Administrative—General and administrative costs decreased by $0.5 million or 13.5%, to $3.2 million for the year ended December 31, 2019, compared with $3.7 million for the year ended December 31, 2018. The decrease is due to approximately $0.6 million lower business consulting and legal expenses incurred in relation to the various Pinecone Credit Facility forbearance agreements, a continued decrease in auditing, accounting and other expenses of approximately $0.1 million off-set by a non-recurring increase in employee related expenses of approximately $0.2 million.

Provision for doubtful accounts—Provision for doubtful accounts expense decreased by approximately $4.4 million, to a benefit of $0.3 million, for the twelve months ended December 31, 2019, compared with $4.1 million for the year ended December 31, 2018. The current year recovery is related to the collection of the Ohio Beacon Affiliates lease termination payment plan, while the prior year expense is due to the Ohio Beacon Affiliates notifying the Company of their plan to cease operating our properties on June 30, 2018 and, the Company recording allowances for balances owed by the Ohio Beacon Affiliates and affiliates of Symmetry, and the associated write-off of the straight-line rent receivable. During the three months ended September 30, 2019, the Company released all of the remaining provision for the Ohio Beacon Affiliates’ payment plan due to their timely monthly payments, which was off-set by providing for all but approximately $0.1 million of the outstanding balances due from affiliates of Symmetry pursuant to non-payment of an agreement payment plan reached on September 20, 2018, where they withheld rent over a deferred maintenance dispute. In 2018, the Company had also recorded an allowance of approximately $2.0 million on a $3.0 million note issued to Skyline Healthcare LLC (“Skyline”) in relation to their purchase of nine former facilities of the Company located in Arkansas, due to Skyline’s bankruptcy.

Interest Expense, net—Interest expense, net decreased by approximately $0.6 million or 11.2%, to $5.3 million for the year ended December 31, 2019, compared with $5.9 million for the year ended December 31, 2018. The decrease is due to the August 1, 2019, repayment of all amounts due under the Pinecone Credit Facility and the Quail Creek Credit Facility. See Note 9 – Notes Payable and Other Debt, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data.” of this Annual Report

Loss on Debt Extinguishment—Loss on extinguishment of debt decreased by approximately $2.7 million to $2.5 million for the year ended December 31, 2019, compared with approximately $5.2 million for the year ended December 31, 2018. The current period expense is due to the Second A&R Forbearance Agreement, the repayment of all amounts due under the Pinecone Credit Facility and related expenses amounting to approximately $2.1 million and $0.4 million in settlement of the Surviving Obligations, while the prior period expense is due to approximately $3.6 million due to the substantial change in debt terms pursuant to a forbearance agreement dated September 6, 2018, known as the New Forbearance Agreement with Pinecone, and pre-payment penalties of $0.2 million and $0.2 million in expensed deferred financing fees from the repayment of debt in connection with the Pinecone Credit Facility., see Note 9 - Notes Payable and Other Debt to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data.” of this Annual Report.

Gain on disposal of Assets— Gain on disposal of assets of $7.1 million for the twelve months ended December 31, 2019, is comprised of $6.4 million due to the sale of four of the Company’s facilities in the current quarter and $0.7 million from the Omega Lease Termination in the first quarter of 2019.

Income from Discontinued Operations— Income from discontinued operations increased by approximately $0.5 million, or 745.9%, to a benefit of $0.6 million for the twelve months ended December 31, 2019, compared with a benefit of $0.1 million for the same period in 2018. The increase is due to net favorable adjustments to bad debt expense and lower professional and general legal expenses as the Company nears completion of its legacy professional and general liability claims and Transition vendor settlements and approximately a $0.1 million workers compensation insurance prior year’s premium and deposit refund.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months from the date of this filing. At December 31, 2019, the Company had $4.4 million in unrestricted cash. During the twelve months ended December 31, 2019, the Company generated positive cash flow from continuing operations of $3.0 million and anticipates continued positive cash flow from operations in the future.

On June 8, 2018, the Board indefinitely suspended quarterly dividend payments with respect to the Series A Preferred Stock. As of December 31, 2019, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $18.9 million of undeclared preferred stock dividends in arrears. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four consecutive dividends periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend period has increased to 12.875%, which is equivalent to $3.22 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash. If and when the Company resumes payment of the dividend on the Series A Preferred Stock, the Company expects that it will satisfy the dividend requirements (including accrued dividends), if and when declared, from internally generated cash flows or raising capital through the issuance of securities after restructuring of the Company’s capital structure. See Note 12 – Common and Preferred Stock to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Debt

As of December 31, 2019, the Company had $55.4 million in indebtedness. The Company anticipates net principal repayments of approximately $1.7 million during the next twelve-month period which include $1.5 million of routine debt service amortization, approximately $0.1 million payments on other non-routine debt and a $0.1 million payment of bond debt.

On August 1, 2019, the Company used a portion of the proceeds from the Asset Sale to repay approximately $21.3 million to Pinecone to extinguish all indebtedness owed by the Company the Pinecone Credit Facility, and to repay approximately $3.8 the Quail Creek Credit Facility.

On September 30, 2019, the Company and Pinecone entered into a waiver and release agreement, and the Company paid approximately $0.4 million to Pinecone to fully extinguish the Surviving Obligations under the Pinecone Credit Facility.

The continuation of our business was dependent upon our ability: (i) to comply with the terms and conditions under the Pinecone Credit Facility and the Second A&R Forbearance Agreement as amended on June 13, 2019; and (ii) to refinance or obtain further debt maturity extensions on the Quail Creek Credit Facility, neither of which was entirely within the Company’s control. These factors had created substantial doubt about the Company’s ability to continue as a going concern. However, the going concern issue was resolved when Company repaid the Pinecone Credit Facility and Quail Creek Credit Facility on August 1, 2019. See Note – 9 Notes Payable and Other Debt and Note – 10 Acquisitions and Dispositions to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Changes in Operational Liquidity

During the year ended December 31, 2018, eight of the Company’s facilities were in arrears’ on their rent payments. Combined cash rental payments for all eight facilities totaled $0.4 million per month, or approximately 21% of our anticipated total monthly rental receipts. Five of these facilities were the Ohio Beacon Facilities and were leased to the Ohio Beacon Affiliates. The Ohio Beacon Affiliates who were ten months in arrears on rental payments, surrendered possession of the Ohio Beacon Facilities upon the mutual lease termination on December 1, 2018. Pursuant to the mutual lease termination, the Ohio Beacon Affiliates agreed to pay a $0.675 million termination fee, payable in 18 monthly installments of $37,500 commencing January 3, 2019 in full satisfaction of a $0.5 million lease inducement and approximately $2.5 million in rent arrears and approximately $0.6 million of other receivables. Of the remaining three facilities who were in arrears on their rental payments and which were leased to affiliates of Symmetry Healthcare, one such facility is located in North Carolina (which the Company transitioned to a new operator on March 1, 2019) and two such facilities are located in South Carolina. For additional information with respect to such facilities, see Note 7 – Leases to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report).

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

On November 30, 2018, the Company subleased the Ohio Beacon Facilities to affiliates (collectively, “Aspire Sublessees”) of Aspire, management formerly affiliated with MSTC Development Inc., pursuant to separate sublease agreements (under Aspire’s operation, the “Aspire Subleases”), providing that Aspire Sublessees would take possession of and operate the Ohio Beacon Facilities (under Aspire’s operation, the “Aspire Facilities”) as subtenant, effective December 1, 2018. Annual anticipated minimum cash rent for the next twelve months is approximately $1.8 million with provision for approximately $0.7 million additional cash rent based on each facility’s prior month occupancy. For additional information with respect to such facilities, see Note 7 – Leases to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

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

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
Amounts in (000's)	2019	2018
Net cash provided by operating activities—continuing operations	$3,048	$3,079
Net cash used in operating activities—discontinued operations	(652)	(1,731)
Net cash provided by (used in) investing activities—continuing operations	3,821	(338)
Net cash (used in) provided by financing activities—continuing operations	(4,631)	356
Net cash used in financing activities—discontinued operations	(34)	(239)
Net Change in Cash and restricted cash	1,552	1,127
Cash and restricted cash at beginning of period	6,486	5,359
Cash and restricted cash at end of period	$8,038	$6,486

Year Ended December 31, 2019

Net cash provided by operating activities—continuing operations for the year ended December 31, 2019, was approximately $3.0 million, consisting primarily of our income from operations less changes in working capital, and noncash charges (primarily gain on disposal of assets, depreciation and amortization, loss on debt extinguishment, and lease revenue in excess of cash received). The slight decrease primarily reflects lower rent receipts offset by a decrease in interest payments, legal and consulting expenses related to the Pinecone Credit Facility and increase in bad debt collections.

Net cash used in operating activities—discontinued operations for the year months ended December 31, 2019 was approximately $0.7 million, excluding non-cash proceeds and payments. This amount was to fund legal and associated settlement costs related to our legacy professional and general liability claims.

Net cash provided by investing activities—continuing operations for the year ended December 31, 2019, was approximately $3.8 million. This is the result of the receipt of $2.7 million net proceeds (excluding non-cash proceeds and payments) from the sale of the PSA Facilities in the current quarter and the $1.2 million Omega Lease Termination fee offset by $0.1 million capital expenditures on building improvements.

Net cash used in financing activities—continuing operations was for the year ended December 31, 2019, was approximately $4.6 million. Excluding non-cash proceeds and payments, this was the result of routine repayments of approximately $3.0 million of other existing debt obligations, $0.3 million repayment of bonds principal and approximately $1.3 million in relation to expenses and fees related to Pinecone forbearance agreements, repayment of the Pinecone Credit Facility and settlement of the Surviving Obligations.

Net cash used in financing activities—discontinued operations for the year ended December 31, 2019 was for Medicaid and vendor note payments.

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

Notes Payable and Other Debt

Notes payable and other debt consists of the following:

	December 31,
Amounts in (000's)	2019	2018
Senior debt—guaranteed by HUD	$31,996	$32,857
Senior debt—guaranteed by USDA (a)	13,298	13,727
Senior debt—guaranteed by SBA (b)	650	668
Senior debt—bonds	6,616	6,960
Senior debt—other mortgage indebtedness	3,777	28,139
Other debt	539	664
Sub Total	56,876	83,015
Deferred financing costs	(1,364)	(1,535)
Unamortized discounts on bonds	(149)	(167)
Notes payable and other debt	$55,363	$81,313

(a)	U.S. Department of Agriculture (“USDA”)
(b)	U.S. Small Business Administration (“SBA”)

For a detailed description of each of the Company’s debt financings, see Note 9 - Notes Payable and Other Debt to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of December 31, 2019 for each of the next five years and thereafter.

Amounts in (000's)
2020	$1,701
2021	2,242
2022	5,145
2023	1,752
2024	1,839
Thereafter	44,197
Subtotal	56,876
Less: unamortized discounts	(149)
Less: deferred financing costs	(1,364)
Total notes payable and other debt	$55,363

Debt Covenant Compliance

As of December 31, 2019, the Company had approximately 17 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements (the “Financial Covenants”). The Company routinely tracks and monitors its compliance with its covenant requirements.

Included in several of the Company’s loan agreements are administrative covenants requiring that a set of audited financial statements be provided to the guarantor within 90 days of the end of each fiscal year (the “Administrative Covenants”).

For the year ended December 31, 2019 the Company was in compliance with all such Financial Covenants and Administrative Covenants.

Evaluation of the Company’s Ability to Continue as a Going Concern

Under the accounting guidance related to the presentation of financial statements, the Company is required to evaluate, on a quarterly basis, whether or not the entity’s current financial condition, including its sources of liquidity at the date that the consolidated financial statements are issued, will enable the entity to meet its obligations arising within one year of the date of the issuance of the Company’s consolidated financial statements as they come due and to make a determination as to whether or not it is probable, under the application of this accounting guidance, that the entity will be able to continue as a going concern. The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In applying applicable accounting guidance, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, the Company’s obligations due over the next twelve months as well as the Company’s recurring business operating expenses.

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

Accounts receivable totaled $1.0 million at December 31, 2019 compared with $1.0 million at December 31, 2018.

The allowance for bad debt was $0.6 million and $1.4 million at December 31, 2019 and 2018, respectively. We continually evaluate the adequacy of our bad debt reserves based on aging of older balances, payment terms and historical collection trends.

Off-Balance Sheet Arrangements

Guarantee

On June 18, 2016, the Company entered into a master sublease agreement, as amended on March 30, 2018, with affiliates (collectively, “Peach Health Sublessee”) of Peach Health Group, LLC, providing that Peach Health Sublessee would take possession of and operate facilities located in Georgia.

On April 6, 2017, the Company guaranteed Peach Health Sublessee’s $2.5 million revolving working capital loan from a third-party lender (the “Peach Working Capital Facility”), subsequently capped at $1.75 million which matures April 5, 2020. Borrowings under the Peach Working Capital Facility are based on a percentage of a borrowing base of eligible accounts receivable. Eligible accounts, net of an allowance for amounts outstanding after 120 days, excluding applicable credits and further reduced for a liquidity factor specific to the payor type, comprise Medicare, Medicaid and commercial accounts only and exclude co-insurance and self-pay. The Peach Working Capital Facility is subject to certain burn-off provisions (i.e., the Company’s obligations under such guaranty cease after the later of 18 months or achievement of a certain financial ratio’s by Peach Health Sublessee). The Company has assessed the fair value of the guarantee as not material to the financial statements at December 31, 2019.

On November 30, 2018, the Company subleased the Ohio Beacon Facilities to affiliates Aspire Sublessees of Aspire, pursuant to the Aspire Subleases, whereby the Aspire Sublessees took possession of, and commenced operating, the Ohio Beacon Facilities (under Aspire’s operation, the Aspire Facilities) as subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Aspire Facilities are comprised of: (i) a 94-bed skilled nursing facility located in Covington, Ohio (the “Covington Facility”); (ii) an 80-bed assisted living facility located in Springfield, Ohio (the “Eaglewood ALF Facility”); (iii) a 99-bed skilled nursing facility located in Springfield, Ohio (the “Eaglewood Care Center Facility”); (iv) a 50-bed skilled nursing facility located in Greenfield, Ohio (the “H&C of Greenfield Facility”); and (v) a 50-bed skilled nursing facility located in Sidney, Ohio (the “Pavilion Care Facility”). Pursuant to the Aspire Subleases, the Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at December 31, 2019.

Operating Leases

As of December 31, 2019, the Company leased a total of nine skilled nursing facilities under non-cancelable leases, most of which have rent escalation clauses and provisions for payments of real estate taxes, insurance and maintenance costs; each of the skilled nursing facilities that are leased by the Company are subleased to and operated by third-party operators. The Company also leases certain office space located in Atlanta and Suwanee, Georgia.

Future minimum lease payments for each of the next five years ending December 31 are as follows:

(Amounts in 000's)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2020	$6,390	$(268)	$6,122
2021	6,551	(755)	5,796
2022	6,691	(1,223)	5,468
2023	6,823	(1,674)	5,149
2024	6,958	(2,109)	4,849
Thereafter	19,832	(7,954)	11,878
Total	$53,245	$(13,983)	$39,262

(1)	Weighted average discount rate 7.98%

For a further description of the Company’s operating leases, see Note 7 - Leases to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Leased and Subleased Facilities to Third-Party Operators

As of December 31, 2019, 21 facilities (12 owned by us and nine leased to us) are leased or subleased on a triple net basis, meaning that the lessee (i.e., the third-party operator of the property) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.

Future minimum lease receivables for each of the next five years ending December 31 are as follows:

(Amounts in 000's)
2020	$15,716
2021	16,100
2022	17,272
2023	17,587
2024	17,447
Thereafter	53,311
Total	$137,433

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

		Lease Term
		Commencement	Expiration	2020 Cash
Facility Name	Operator Affiliation (1)	Date	Date	Annual Rent
				(Thousands)
Owned
Eaglewood ALF	Aspire	12/1/2018	11/30/2028	630
Eaglewood Care Center	Aspire	12/1/2018	11/30/2028	408
H&C of Greenfield	Aspire	12/1/2018	11/30/2023	213
Southland Healthcare	Beacon Health Management	11/1/2014	10/31/2024	970
The Pavilion Care Center	Aspire	12/1/2018	11/30/2028	222
Autumn Breeze	C.R. Management	9/30/2015	9/30/2025	894
Coosa Valley Health Care	C.R. Management	12/1/2014	8/31/2030	995
Glenvue H&R	C.R. Management	7/1/2015	6/30/2025	1,302
Meadowood	C.R. Management	5/1/2017	8/31/2030	474
Georgetown Health	Symmetry Healthcare	4/1/2015	3/31/2030	329
Mountain Trace Rehab	Vero Health Management	3/1/2019	2/28/2029	490
Sumter Valley Nursing	Symmetry Healthcare	4/1/2015	3/31/2030	632
Subtotal Owned Facilities (12)				$7,559
Leased
Covington Care	Aspire	12/1/2018	11/30/2028	$503
Lumber City	Beacon Health Management	11/1/2014	8/31/2027	936
LaGrange	C.R. Management	4/1/2015	8/31/2027	1,140
Thomasville N&R	C.R. Management	7/1/2014	8/31/2027	362
Jeffersonville	Peach Health	6/18/2016	8/31/2027	748
Oceanside	Peach Health	7/13/2016	8/31/2027	510
Savannah Beach	Peach Health	7/13/2016	8/31/2027	279
Powder Springs	Wellington Health Services	4/1/2015	8/31/2027	1,981
Tara	Wellington Health Services	4/1/2015	8/31/2027	1,698
Subtotal Leased Facilities (9)				$8,157
Total (21)				$15,716

(1)

Represents the number of facilities which are leased or subleased to separate tenants, which tenants are affiliates of the entity named in the table above. See “Portfolio of Healthcare Investments” in Part I, Item 1, “Business” in this Annual Report.

All facilities are skilled nursing facilities except for Eaglewood ALF and the Meadowood Facility which are assisted living facilities. All facilities have renewal provisions of one term of five years, except facilities (Mountain Trace, Sumter Valley, Covington Care, Pavilion Care Center, Eaglewood ALF, Eaglewood SNF and Georgetown) which have two renewal terms with each being five years and H&C of Greenfield which has three renewal terms with each being five years. The leases also contain standard rent escalations that range from 1.0% to 3.0% annually.

On April 24, 2018, the Ohio Beacon Affiliates informed the Company in writing that they would no longer be operating five (four owned and one leased by the Company) of the Ohio Beacon Facilities and that they would surrender operation of such facilities to the Company on June 30, 2018. On November 30, 2018, the Ohio Beacon Affiliates, who were ten months in arrears on rental payments, surrendered possession of the Ohio Beacon Facilities and the lease was terminated by mutual consent. Pursuant to such termination, the Ohio Beacon Affiliates agreed to pay a $0.675 million termination fee, payable in 18 monthly installments of $37,500 commencing January 3, 2019 in full satisfaction of their remaining $0.5 million lease inducement due to the Company and approximately $2.5 million in rent arrears and approximately $0.6 million of other receivables, such as property taxes and capital expenditures, which discharges each tenant from any and all claims upon completion of the payment plan. The Company intends to enforce its rights under the termination agreement. As of the date of filing this Annual Report, 14 such payments have been received, and there is no assurance that the Company will be able to obtain payment of all the outstanding unpaid termination fee from the Ohio Beacon Affiliates. The Company completed negotiations with Aspire, who received HUD approval for such facilities and took possession of Ohio Beacon Facilities on December 1, 2018.

On November 30, 2018 the Company subleased the Ohio Beacon Facilities to affiliates of Aspire pursuant to the Aspire Subleases, providing that Aspire Sublessees would take possession of and operate the Aspire Facilities as subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Aspire Facilities are comprised of: (i) the Covington Facility; (ii) the Eaglewood ALF Facility; (iii) the Eaglewood Care Center Facility; (iv) the H&C of Greenfield Facility; and (v) the Pavilion Care Facility. Under the Aspire Subleases, a default related to an individual facility may cause a default under all the Aspire Subleases. All Aspire Subleases are for an initial term of ten years, with renewal options, except with respect to term for the H&C of Greenfield Facility, which has an initial five year term, and set annual rent increases generally commencing in the third lease year; from month seven of the Aspire Subleases monthly rent amounts may increase based on each facility’s prior month occupancy, with minimum annual rent escalations of at least 1% generally commencing in the third lease year. Minimum rent receivable for the Covington Facility, the Eaglewood ALF Facility, the Eaglewood Care Center Facility, the H&C of Greenfield Facility and the Pavilion Care Facility for the year ended December 31, 2019 is $0.4 million, $0.5 million, $0.4 million, $0.2 million and $0.2 million per annum, respectively. Additionally, the Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at December 31, 2019.

For a detailed description of each of the Company’s leases, see Note 7 - Leases to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Professional and General Liability

As of the date of filing this Annual Report, the Company is a defendant in a total of nine professional and general liability actions, primarily commenced on behalf of one former patient and eight of our current or prior tenant’s former patients. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died while patients of our facilities due to professional negligence or understaffing. One such action, on behalf of the Company’s former patient, is covered by insurance, except that any award of punitive damages would be excluded from such coverage, and nine of such actions relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator and which are subject to such operators’ indemnification obligations in favor of the Company.

The Company has self-insured against professional and general liability actions since it discontinued its healthcare operations in connection with the Transition. The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses” in the Company’s audited consolidated balance sheets of $0.5 million and $1.4 million at December 31, 2019, and December 31, 2018, respectively. Additionally as of December 31, 2019 and December 31, 2018, approximately $0.3 million and $0.6 million was reserved for settlement amounts in “Accounts payable” in the Company’s audited consolidated balance sheets.

Accordingly, the self-insurance reserve accrual primarily reflects the Company’s estimate of settlement amounts for the pending actions, as appropriate and legal costs of settling or litigating the pending actions, as applicable. These amounts are expected to be paid over time as the legal proceedings progress. The duration of such legal proceedings could be greater than one year subsequent to the year ended December 31, 2019; however management cannot reliably estimate the exact timing of payments.

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

To the Board of Directors and Stockholders of

Regional Health Properties, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Regional Health Properties, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 27, 2020

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)

	December 31,
	2019	2018
ASSETS
Property and equipment, net	$54,672	$77,237
Cash	4,383	2,407
Restricted cash	3,655	4,079
Accounts receivable, net of allowance of $615 and $1,356	963	971
Prepaid expenses and other	249	546
Notes receivable	840	941
Intangible assets—bed licenses	2,471	2,471
Intangible assets—lease rights, net	462	906
Right-of-use operating lease assets	37,287	—
Goodwill	1,585	2,105
Lease deposits and other deposits	517	402
Straight-line rent receivable	6,674	6,301
Assets of disposal group held for sale	—	2,204
Total assets	$113,758	$100,570
LIABILITIES AND EQUITY (DEFICIT)
Senior debt, net	$48,415	$73,945
Bonds, net	6,409	6,704
Other debt, net	539	664
Accounts payable	3,699	4,361
Accrued expenses	2,613	4,461
Operating lease obligation	39,262	—
Other liabilities	1,078	2,793
Liabilities of disposal group held for sale	—	1,491
Total liabilities	102,015	94,419
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,688 shares issued and outstanding at December 31, 2019 and 2018	61,992	61,900
Preferred stock, no par value; 5,000 shares authorized; 2,812 shares issued and outstanding, redemption amount $70,288 at December 31, 2019 and 2018	62,423	62,423
Accumulated deficit	(112,672)	(118,172)
Total stockholders' equity	11,743	6,151
Total liabilities and stockholders' equity	$113,758	$100,570

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

	Year Ended December 31,
	2019	2018
Revenues:
Rental revenues	$19,043	$20,902
Management fees	995	949
Other revenues	96	195
Total revenues	20,134	22,046
Expenses:
Facility rent expense	6,645	8,683
Cost of management fees	661	638
Depreciation and amortization	3,438	4,634
General and administrative expenses	3,192	3,692
(Recovery) provision for doubtful accounts	(281)	4,132
Other operating expenses	1,017	1,059
Total expenses	14,672	22,838
Income (loss) from operations	5,462	(792)
Other expense (income):
Interest expense, net	5,265	5,929
Loss on extinguishment of debt	2,458	5,234
Gain on disposal of assets	(7,141)	—
Other expense	6	52
Total other expense, net	588	11,215
Income (loss) from continuing operations before income taxes	4,874	(12,007)
Income tax benefit	—	(38)
Income (loss) from continuing operations	4,874	(11,969)
Income from discontinued operations, net of tax	626	74
Net Income (loss)	5,500	(11,895)
Net Income (loss) attributable to Regional Health Properties, Inc.	5,500	(11,895)
Preferred stock dividends - undeclared	(8,997)	(7,985)
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(3,497)	$(19,880)
Net loss (income) per share of common stock attributable to Regional Health Properties, Inc.
Basic and diluted:
Continuing Operations, after current period undeclared dividend	$(2.44)	$(11.90)
Discontinued Operations	0.37	0.04
	$(2.07)	$(11.86)
Weighted average shares of common stock outstanding:
Basic and diluted	1,688	1,676

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

	Shares of Common Stock (a)	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balance, December 31, 2017	1,647	2,812	$61,724	$62,423	$(106,277)	$17,870
Stock-based compensation	—	—	176	—	—	176
Issuance of restricted stock, net of forfeitures	41	—	—	—	—	—
Net loss	—	—	—	—	(11,895)	(11,895)
Balance, December 31, 2018	1,688	2,812	$61,900	$62,423	$(118,172)	$6,151
Stock-based compensation	—	—	92	—	—	92
Net income	—	—	—	—	5,500	5,500
Balance, December 31, 2019	1,688	2,812	$61,992	$62,423	$(112,672)	$11,743

(a)	Reflects our one-for-twelve reverse stock split that became effective on December 31, 2018. Refer to Note 1 - Summary of Significant Accounting Policies for further information.

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net Income (loss)	$5,500	$(11,895)
Income from discontinued operations, net of tax	(626)	(74)
Income (loss) from continuing operations	4,874	(11,969)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,438	4,634
Stock-based compensation expense	92	176
Rent expense in excess of cash paid	308	368
Rent revenue in excess of cash received	(1,424)	(2,003)
Amortization of deferred financing costs, debt discounts and premiums	198	575
Loss on debt extinguishment	2,458	5,234
Gain on disposal of assets	(7,141)	—
Deferred tax benefit	—	(38)
Bad debt (benefit) expense	(281)	4,132
Changes in operating assets and liabilities:
Accounts receivable	465	(497)
Prepaid expenses and other assets	400	898
Accounts payable and accrued expenses	(339)	1,235
Other liabilities	—	334
Net cash provided by operating activities—continuing operations	3,048	3,079
Net cash used in operating activities—discontinued operations	(652)	(1,731)
Net cash provided by operating activities	2,396	1,348
Cash flow from investing activities:
Proceeds from disposal of lease assets, net	1,192	—
Proceeds from the sale of property and equipment, net	2,687	—
Purchase of property and equipment	(58)	(338)
Net cash provided by (used in) investing activities—continuing operations	3,821	(338)
Net cash provided by investing activities—discontinued operations	—	—
Net cash provided (used in) by investing activities	3,821	(338)
Cash flows from financing activities:
Proceeds from debt issuance	—	2,397
Repayment on notes payable	(3,036)	(2,076)
Repayment on bonds payable	(344)	(95)
Debt extinguishment, forbearance and issuance costs, net of refunds	(1,251)	130
Net cash (used in) provided by financing activities—continuing operations	(4,631)	356
Net cash used in financing activities—discontinued operations	(34)	(239)
Net cash (used in) provided by financing activities	(4,665)	117
Net change in cash and restricted cash	1,552	1,127
Cash and restricted cash at beginning of period	6,486	5,359
Cash and restricted cash at end of period	$8,038	$6,486

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

(Amounts in 000’s)

	Year Ended December 31,
	2019	2018
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$4,809	$5,220
Supplemental disclosure of non-cash Activities:
Non-cash payments of short-term debt	$(24,637)	$—
Non-cash payments of long-term debt	—	(8,744)
Non-cash payments of convertible debt	—	(1,500)
Non-cash payments of professional liability settlements from financing	—	(2,371)
Non-cash debt extinguishment, issuance costs and prepayment penalties	(1,036)	(1,238)
Non-cash surrender of security deposit	(140)	—
Non-cash payments of professional liability settlements from prior insurer	—	(2,850)
Net payments through escrow	$(25,813)	$(16,703)
Non-cash proceeds from sale of property and equipment	$25,813	$—
Non-cash proceeds from financing	—	13,853
Non-cash proceeds from prior insurer for professional liability settlements	—	2,850
Net proceeds through escrow	$25,813	$16,703

Non-cash deferred financing	$—	$4,202
Surrender of security deposit	$—	$305
Issuance of vendor-financed insurance	$250	$198
Non-cash proceeds from finance lease to purchase fixed assets	$26	$—

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

Historically, AdCare’s business focused on owning and operating skilled nursing and assisted living facilities. The Company also managed facilities on behalf of unaffiliated owners pursuant to management contracts. In July 2014, AdCare’s board of directors (the “AdCare Board”) approved a strategic plan to transition (the “Transition”) the Company to a healthcare property holding and leasing company through a series of leasing and subleasing transactions. As of December 31, 2015, AdCare and its subsidiaries completed the Transition through: (i) leasing to third-party operators all the healthcare properties which they owned and previously operated; (ii) subleasing to third-party operators all the healthcare properties which they leased (but did not own) and previously operated; and (iii) continuing the one remaining management agreement to manage two skilled nursing facilities and one independent living facility for a third-party. As a result of the Transition, the Company acquired certain characteristics of a REIT and became focused on the ownership, acquisition and leasing of healthcare related properties.

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

•

the AdCare Board and executive officers of AdCare immediately prior to the Merger became the board of directors (the “RHE Board”) and executive officers, respectively, of Regional Health immediately following the Merger;

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

Overview

As of December 31, 2019, the Company owns, leases, or manages 24 facilities primarily in the Southeast. Of the 24 facilities, the Company: (i) leased 10 owned and subleased nine leased skilled nursing facilities to third-party tenants; (ii) leased two owned assisted living facilities to third-party tenants; and (iii) managed on behalf of third-party owners two skilled nursing facilities and one independent living facility. See Note 7 - Leases for a full description of the Company’s leases).

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

On August 1, 2019, the Company used a portion of the proceeds from the Asset Sale to repay approximately $21.3 million to Pinecone Realty Partners II, LLC (“Pinecone”) to extinguish all indebtedness owed by the Company under a loan agreement, dated February 15, 2018, as amended from time to time with an original aggregate principal amount of $16.25 million which refinanced existing mortgage debt (the “Pinecone Credit Facility”), and to repay approximately $3.8 million to Congressional Bank to extinguish all indebtedness owed by the Company under a term loan agreement, dated September 27, 2013, as amended from time to time, between the Company and Congressional Bank (the “Quail Creek Credit Facility”). For further information, see Note 9 – Notes Payable and Other Debt and Note 10 – Acquisitions and Dispositions.

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

The Company has evaluated and concluded that as of December 31, 2019 and December 31, 2018, the Company has no relationship with a VIE in which it is the primary beneficiary required to consolidate the entity.

Reclassifications

Certain reclassifications have been made to the 2018 financial information to conform to the 2019 presentation with no effect on the Company’s consolidated financial position or results of operations. These reclassifications did not affect total assets, total liabilities, or stockholders’ equity. Reclassifications were made to the consolidated balance sheet for the year ended December 31, 2018 to conform to the declassification of short term and long term assets and liabilities for the year ended December 31, 2019 in line with industry standard reporting for real estate investment companies.

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

Cash, Restricted Cash and Investments

The Company considers all unrestricted short-term investments with original maturities less than three months, which are readily convertible into cash, to be cash equivalents. Certain cash and investment amounts are restricted for specific purposes such as (i) mortgage escrow requirements; (ii) reserves for capital expenditures on United States Housing and Urban Development (“HUD”) insured facilities; and (iii) collateral for other debt obligations.

Revenue Recognition and Allowances

Triple-Net Leased Properties. The Company’s triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in straight-line rent receivable on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one or more tenant(s) of the Company’s facilities, rental income for the affected facilities is thus recognized only upon cash collection, and any accumulated straight-line rent receivable is thus reversed in the period in which the Company deems rent collection to no longer be probable. Rental revenues for five facilities located in Ohio (until operator transition on December 1, 2018), one facility in North Carolina (until operator transition on March 1, 2019) and four facilities held for sale since April 15, 2019 (until the sale of such facilities, which occurred on August 1, 2019 (with respect to three facilities) and August 28, 2019 (with respect to one facility)) were recorded on a cash basis during the year ended December 31, 2018, the three months ended March 31, 2019 and until the sale of such facilities, respectively. For additional information with respect to such facilities, see Note 7 – Leases and Note 10 – Acquisitions and Dispositions.

Management Fee Revenues and Other Revenues. On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, as codified in ASC 606, which requires a company to recognize revenue when the company transfers control of promised goods and services to a customer. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. The new revenue standard does not apply to rental revenues, which are the Company’s primary source of revenue. The Company recognizes management fee revenues as services are provided, with payment for each month of service received in full on a monthly basis. The Company has one contract to manage three facilities (the “Management Contract”), with payment for each month of service received in full on a monthly basis. The maximum penalty for service contract nonperformance under the Management Contract is $50,000 per year, payable after the end of the year. Further, the Company recognizes interest income from loans and investments, using the effective interest method when collectability is probable. The Company applies the effective interest method on a loan-by-loan basis.

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

As of December 31, 2019 and December 31, 2018, the Company reserved for approximately $0.6 million and $1.4 million, respectively, of uncollected receivables. Accounts receivable, net totaled $1.0 million at December 31, 2019 compared with $1.0 million at December 31, 2018.

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

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or capital lease. As of December 31, 2019, all of the Company’s leased facilities are accounted for as operating leases. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) ASU 2016-02, Leases, as codified in ASC 842, using the non-comparative transition option pursuant to ASU 2018-11. Therefore we have not restated comparative period financial information for the effects of ASC 842, and we have not made the new required lease disclosures for comparative periods beginning before January 1, 2019. The Company recognized both right of use assets and lease liabilities for leases in which we lease land, real property or other equipment, electing the practical expedient to maintain the prior operating lease classification. Effective January 1, 2019, we will assess any new contracts or modification of contracts in accordance with ASC 842 to determine the existence of a lease and its classification. We are reporting revenues and expenses for real estate taxes and insurance, prospectively where the lessee has not made those payments directly to a third party in accordance with their respective leases with us.

The following table summarizes real estate tax recognized on our consolidated statements of operations for the twelve months ended December 31, 2019 and 2018:

	Year Ended December 31,
(Amounts in 000’s)	2019	2018
Rental revenues	$480	$—
Other operating expenses	480	—

Additionally, we now expense certain leasing costs, other than leasing commissions, as they are incurred. Current GAAP provides for the deferral and amortization of such costs over the applicable lease term. Adoption of ASU 2016-02 has not had a material effect on the Company’s consolidated financial statements, other than the initial balance sheet impact of recognizing the right-of-use assets and the right-of-use lease liabilities. Upon adoption, we recognized operating lease assets of $39.8 million on our consolidated balance sheet for the period ended March 31, 2019, which represents the present value of minimum lease payments associated with such leases. Also upon adoption, we recognized operating lease liabilities of $41.5 million on our consolidated balance sheet for the period ended March 31, 2019. The present value of minimum lease payments was calculated on each lease using a discount rate that approximated our incremental borrowing rate and the current lease term and upon adoption we utilized a discount rate of 7.98% for the Company’s leases. See Note 7– Leases for the Company’s operating leases.

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

The Company’s indefinite lived intangibles consist primarily of values assigned to CON/bed licenses that are separable from the buildings. The Company does not amortize goodwill or indefinite lived intangibles. The Company's goodwill is related to certain property acquisitions, but is evaluated for impairment on the operator level. On an annual basis, the Company evaluates the recoverability of the indefinite lived intangibles and goodwill by performing an impairment test. The Company performs its annual test for impairment during the fourth quarter of each year. For the year ended December 31, 2019, the test results indicated no impairment necessary.

Pre-paid Expenses and Other

As of December 31, 2019 and December 31, 2018, the Company had $0.2 million and $0.5 million, respectively, in pre-paid expenses and other; $0.3 million relates to consultant and legal retainers as of December 31, 2018, and the remainder for both periods is primarily for directors’ and officers’ insurance and mortgage insurance premiums.

Extinguishment of Debt

The Company recognizes extinguishment of debt when the criteria for a troubled debt restructure are not met and the change in the debt terms is considered substantial. The Company calculates the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt (including deferred finance fees) and recognizes a gain or loss on the consolidated statement of operations in the period of extinguishment.

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

Judgment is required in evaluating uncertain tax positions. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is measured to determine the amount of benefit to recognize in the financial statements.  The Company classifies unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the consolidated balance sheets. The Company is subject to income taxes in the U.S. and numerous state and local jurisdictions. In general, the Company’s tax returns filed for the 2016 through 2019 tax years are still subject to potential examination by taxing authorities.

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

In 2015, the insurance programs described above changed in order to address the different needs of the Company as a result of the Transition. The Company’s workers compensation plan transitioned from a high deductible to a guaranteed cost program in February 2015. As of December 31, 2019, there are no outstanding claims or unsettled claims for the legacy self-insured employee medical plan and the large deductible workers’ compensation plan.

Professional liability insurance was provided to facilities operations up until the date of the Transition. Claims which were associated with operations of the Company prior to the Transition but not reported as of the transition date were self-insured.

The Company has self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the Transition. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company’s estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 8 – Accrued Expenses and Note 15 - Commitments and Contingencies.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2019-10 Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, extended the effective date of ASU

2016-13, which is now effective for annual and interim periods beginning after December 15, 2022 for smaller reporting companies and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2019-12 on its consolidated financial statements.

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

Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share except net income or loss is adjusted by the impact of the assumed issuance of convertible shares and the weighted-average number of shares of common stock outstanding (which includes potentially dilutive securities, such as options, warrants, non-vested shares, and additional shares issuable under convertible notes outstanding during the period when such potentially dilutive securities are not anti-dilutive). Potentially dilutive securities from options, warrants and unvested restricted shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible promissory notes are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For 2019 and 2018, potentially dilutive securities of 0.1 million and 0.1 million, respectively, were excluded from the diluted loss per share calculation because including them would have been anti-dilutive in both periods.

The following table provides a reconciliation of net income (loss) for continuing and discontinued operations and the number of shares used in the computation of both basic and diluted earnings per share:

	Year Ended December 31,
	2019			2018
(Amounts in 000's, except per share data)	Income (loss)	Shares (2)	Per Share	Income (loss)	Shares (2)	Per Share
Continuing Operations:
Income (loss) from continuing operations	$4,874			$(11,969)
Preferred stock dividends, undeclared (1)	(8,997)			(7,985)
Basic and diluted loss from continuing operations	$(4,123)	1,688	$(2.44)	$(19,954)	1,676	$(11.90)
Discontinued Operations:
Income from discontinued operations	$626			$74
Basic and Diluted Income from discontinued operations, net of tax	$626	1,688	$0.37	$74	1,676	$0.04
Net Loss Attributable to Regional Health Properties, Inc.:
Basic and Diluted Net loss attributable to Regional Health Properties, Inc. common stockholders	$(3,497)	1,688	$(2.07)	$(19,880)	1,676	$(11.86)

(1)

The Board suspended the quarterly dividend payment with respect to our Series A Preferred Stock commencing with the fourth quarter of 2017, and determined to continue such suspension indefinitely in June

2018. Accordingly, the Company has not paid dividends with respect to the Series A Preferred Stock since the third quarter of 2017.
(2)	Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	December 31,
(Amounts in 000’s)	2019	2018
Stock options	15	15
Common stock warrants - employee	49	49
Common stock warrants - nonemployee	9	36
Total shares	73	100

NOTE 3. LIQUIDITY

Overview

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months from the date of this filing. At December 31, 2019, the Company had $4.4 million in unrestricted cash, $7.4 million current assets and $14.1 million in current liabilities and negative working capital of approximately $0.6 million which excludes $6.1 million of current operating lease obligation. During the twelve months ended December 31, 2019, the Company generated positive cash flow from continuing operations of $3.0 million and anticipates continued positive cash flow from operations in the future.

Series A Preferred Dividend Suspension

On June 8, 2018, the Board indefinitely suspended quarterly dividend payments with respect to the Series A Preferred Stock. As of December 31, 2019, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $18.9 million of undeclared preferred stock dividends in arrears. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividends periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.22 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Debt

As of December 31, 2019, the Company had $55.4 million in indebtedness. The Company anticipates net principal repayments of approximately $1.7 million during the next twelve-month period which include $1.5 million of routine debt service amortization, approximately $0.1 million payments on other non-routine debt and a $0.1 million payment of bond debt.

On August 1, 2019, the Company used a portion of the proceeds from the Asset Sale to repay approximately $21.3 million to Pinecone to extinguish all indebtedness owed by the Company the Pinecone Credit Facility, and to repay approximately $3.8 the Quail Creek Credit Facility. For further information regarding the Company’s repayment of such indebtedness, see Note 9 – Notes Payable and Other Debt and Note 10 – Acquisitions and Dispositions.

Debt Covenant Compliance

At December 31, 2019, the Company was in compliance with the various financial and administrative covenants related to all of the Company’s credit facilities.

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

During the year ended December 31, 2018, eight of the Company’s facilities were in arrears’ on their rent payments. Combined cash rental payments for all eight facilities totaled $0.4 million per month, or approximately 21% of our anticipated total monthly rental receipts. Five of these facilities located in Ohio (the “Ohio Beacon Facilities”) and leased to affiliates (the “Ohio Beacon Affiliates”) of Beacon Health Management, LLC (“Beacon”), who were ten months in arrears on rental payments, surrendered possession of the Ohio Beacon Facilities upon the mutual lease termination on November 30, 2018. Pursuant to the mutual lease terminations, the Ohio Beacon Affiliates agreed to pay a $0.675 million termination fee, payable in 18 monthly installments of $37,500 commencing on January 3, 2019, in full satisfaction of a $0.5 million lease inducement and approximately $2.5 million in rent arrears and approximately $0.6 million of other receivables. Of the remaining three facilities who were in arrears on their rental payments, which facilities are leased to affiliates of Symmetry Healthcare Management, LLC (“Symmetry” or “Symmetry Healthcare”), one such facility is located in North Carolina (which the Company transitioned to a new operator on March 1, 2019) and two such facilities are located in South Carolina. For additional information with respect to such facilities, see Note 7 – Leases.

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

On November 30, 2018, the Company subleased the Ohio Beacon Facilities to affiliates (collectively, “Aspire Sublessees”) of Aspire Regional Partners, Inc. (“Aspire”), management formerly affiliated with MSTC Development Inc., pursuant to separate sublease agreements (under Aspire’s operation, the “Aspire Subleases”), providing that Aspire Sublessees would take possession of and operate the Ohio Beacon Facilities (under Aspire’s operation, the “Aspire Facilities”) as subtenant, effective December 1, 2018. Annual anticipated minimum cash rent for the next 12 months is approximately $1.8 million with provision for approximately $0.7 million additional cash rent based on each facility’s prior month occupancy. For additional information with respect to such facilities, see Note 7 – Leases.

On January 15, 2019, but effective February 1, 2019, the Company agreed to a 10% reduction in base rent, or an aggregate average of approximately $31,000 per month cash rent reduction for the year ended December 31, 2019, and $48,000 per month decrease in straight-line revenue, respectively, for two of the Company’s eight facilities located in Georgia, which are subleased to affiliates of Wellington Health Services (the “Wellington Sublessees”) under agreements dated January 31, 2015, as subsequently amended (the “Wellington Subleases”). The Wellington Subleases, due to expire August 31, 2027, relate to the Company’s 134-bed skilled nursing facility located in Thunderbolt, Georgia (the “Tara Facility”) and a 208-bed skilled nursing facility located in Powder Springs, Georgia (the “Power Springs Facility”). Additionally the Company modified the annual rent escalator to 1% per year from the prior scheduled increase from 1% to 2% previously due to commence on the 1st day of the sixth lease year. For additional information with respect to such facilities, see Note – 7 Leases.

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

In applying applicable accounting guidance, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, the Company’s obligations due over the next twelve months as well as the Company’s recurring business operating expenses.

The Company is able to conclude that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance.

NOTE 4. RESTRICTED CASH AND INVESTMENTS

The following presents the Company’s cash and restricted cash:

	December 31,
Amounts in (000's)	2019	2018
Cash	$4,383	$2,407
Restricted cash:
Cash collateral (1)	$124	$313
Replacement reserves	—	297
HUD and other replacement reserves	2,251	2,303
Escrow deposits (1)	963	801
Restricted investments for debt obligations	317	365
Total restricted cash	3,655	4,079

Total cash and restricted cash	$8,038	$6,486
(1)	Current assets

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

NOTE 5. PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

	Estimated Useful	December 31,
(Amounts in 000's)	Lives (Years)	2019	2018
Buildings and improvements	5 - 40	$65,533	$88,710
Equipment and computer related	2 - 10	5,601	7,398
Land	—	2,779	4,131
Construction in process	—	58	43
		73,971	100,282
Less: accumulated depreciation and amortization		(19,299)	(23,045)
Property and equipment, net		$54,672	$77,237

During the twelve months ended December 31, 2019, and the twelve months ended December 31, 2018, the Company recorded no impairments in property and equipment.

On August 28, 2019, the Company completed the sale of the MED Facilities. See Note 10 – Acquisitions and Dispositions.

The following table summarizes total depreciation and amortization for the twelve months ended December 31, 2019 and 2018:

	December 31,
Amounts in (000's)	2019	2018
Depreciation	$2,458	$3,182
Amortization	980	1,452
Total depreciation and amortization	$3,438	$4,634

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000's)	Bed Licenses (1) (included in property and equipment)	Bed Licenses— Separable	Lease Rights	Total
Balances, January 1, 2018
Gross	$22,811	$2,471	$7,181	$32,463
Accumulated amortization	(4,166)	—	(4,994)	(9,160)
Net carrying amount	$18,645	$2,471	$2,187	$23,303
Acquisitions
Gross	—	—	164	164
Assets Sold
Gross	—	—	(2,330)	(2,330)
Accumulated amortization	—	—	1,654	1,654
Amortization expense	(683)	—	(769)	(1,452)
Balances, December 31, 2018
Gross	22,811	2,471	5,015	30,297
Accumulated amortization	(4,849)	—	(4,109)	(8,958)
Net carrying amount	17,962	2,471	906	21,339
Acquisitions
Gross	—	—	43	43
Assets Sold
Gross	(8,535)	—	—	(8,535)
Accumulated amortization	2,003	—	—	2,003
Fully amortized asset adjustments
Gross	—	—	(300)	(300)
Accumulated amortization	—	—	300	300
Amortization expense	(493)	—	(487)	(980)
Balances, December 31, 2019
Gross	$14,276	$2,471	$4,758	$21,505
Accumulated amortization	(3,339)	—	(4,296)	(7,635)
Net carrying amount	$10,937	$2,471	$462	$13,870

(1)	Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 5 – Property and Equipment).

Expected amortization expense for all definite-lived intangibles for each of the next five years ended December 31 is as follows:

Amounts in (000's)	Bed Licenses	Lease Rights
2020	$414	304
2021	414	24
2022	414	24
2023	414	23
2024	414	18
Thereafter	8,867	69
Total	$10,937	$462

The following table summarizes the carrying amount of goodwill for the years ended December 31, 2019 and 2018.

(Amounts in 000's)
Balances, January 1, 2018
Goodwill	$2,105
Total	$2,105
Balances, December 31, 2018
Goodwill	$2,105
Total	$2,105
Assets sold	(520)
Balances, December 31, 2019
Goodwill	$1,585
Total	$1,585

NOTE 7. LEASES

Operating Leases

As of December 31, 2019, the Company leased a total of nine skilled nursing facilities from unaffiliated owners under non-cancelable leases, most of which have rent escalation clauses and provisions for payments of real estate taxes, insurance and maintenance costs; each of the skilled nursing facilities that are leased by the Company are subleased to and operated by third-party tenants. The Company also leases certain office space located in Atlanta and Suwanee, Georgia. The Atlanta office space is subleased to a third-party entity.

As of December 31, 2019, the Company is in compliance with all operating lease financial covenants.

Subleased facilities

The weighted average remaining lease term for our nine subleased facilities is 7.8 years.

Foster Prime Lease. Eight of the Company’s skilled nursing facilities (collectively, the “Georgia Foster Facilities”) are leased under a single master indivisible arrangement (as amended), by and between the Company and William M. Foster, with a lease termination date of August 31, 2027 (the “Foster Prime Lease”). Under the Foster Prime Lease, a default related to an individual facility may cause a default of the entire Foster Prime Lease. The Company is responsible for the cost of maintaining the Georgia Foster Facilities. On August 14, 2015, the lessor consented to the Company’s sublease of the Georgia Foster Facilities to a third-party tenant. Commencing on July 1, 2016, annual rent increases at 2.0% annually for the remainder of the lease term. The Foster Prime Lease represents approximately 90% of our annual minimum lease payments during the year ended December 31, 2019.

Covington Prime Lease. One of the Company’s facilities is leased under an agreement dated August 26, 2002, as subsequently amended (the “Covington Prime Lease”), by and between the Company and Covington Realty, LLC (“Covington”). On August 1, 2015, the Covington Prime Lease was amended, whereby the parties agreed to: (i) provide consent to the sublease of the facility to a third-party operator; (ii) extend the term of the lease to expire on April 30, 2025; and (iii) set the annual base rent, effective May 1, 2015 and continuing throughout the lease term, equal to 102% of the immediately preceding lease year’s base rent. The Covington Prime Lease represents approximately 7% of our annual minimum lease payments during the year ended December 31, 2019.  On January 11, 2019, the Company and Covington entered into a forbearance agreement (the “Covington Forbearance Agreement”), whereby the Company and Covington agreed that: (i) the term of the lease be extended from April 30, 2025 until April 30, 2029 (the “Term”); (ii) the base rent be reduced by approximately $0.8 million over the remainder of the prior lease term; and (iii) the Company shall receive relief from approximately $0.5 million of outstanding lease amounts (the “Rent Due”) as of December 31, 2018. Without waiving any default by the Company or Covington’s rights and remedies, and subject to specified terms and conditions for so long as the Company or the Company’s subtenant are not in default under the lease and the proposed sublease, as the case may be, Covington (including its subsidiaries, affiliates, successors and assigns) will forbear from pursuing its rights against the Company for so long as neither the Company nor its subtenant is not in default under the existing lease, as amended on January 11, 2019, or the new sublease, on the final day of the third, fourth and fifth years following the execution of the new sublease. Covington will release and forever quit claim specified portions of the Rent Due as follows: one-third at the end of year three of the new sublease, one-third at the end of year four of the new sublease, and one-third at the end of year five of the new sublease. The forbearance period under the Covington Forbearance Agreement shall terminate as of the expiration of the Term. At Covington’s option in its sole and absolute business discretion, the Covington Forbearance Agreement and the forbearance period thereunder can be terminated upon the occurrence of certain specified events such as, the Company files a petition for bankruptcy or takes advantage of any other debtor relief law, or an involuntary petition for bankruptcy is filed against the Company, or any other judicial action is taken with respect to the Company by any creditor of the Company or the Company breaches or defaults in performance of any covenant or agreement contained in the Covington Forbearance Agreement. Upon termination of the forbearance period under the Covington Forbearance Agreement, for any reason, Covington may take all steps it deems necessary or desirable to enforce its lease rights as permitted by law or equity.

Bonterra/Parkview Master Lease. The Company and certain of its subsidiaries entered into a forbearance agreement with Pinecone with respect to the Pinecone Credit Facility on December 31, 2018 (the “A&R New Forbearance Agreement”). Pursuant to the A&R New Forbearance Agreement, Pinecone consented to the termination, of the Company’s lease and sublease of two skilled nursing facilities, an 115-bed skilled nursing facility located in East Point, Georgia and an 184-bed skilled nursing facility located in Atlanta, Georgia (the “Omega Facilities”), by mutual consent of the Company and the lessor (affiliate of Omega Healthcare) and the sublessees (affiliates of Wellington Health Services) of each of the Omega Facilities (the “Omega Lease Termination”). Prior to the Omega Lease Termination which was effective January 15, 2019, the Omega Facilities were leased by the Company under a single indivisible agreement (the “Bonterra/Parkview Master Lease”), which leases were due to expire August 2025 and which Omega Facilities the Company subleased to third party subtenants. Effective January 15, 2019, pursuant to the Omega Lease Termination and as contemplated by the A&R New Forbearance Agreement, the Company’s leases for the Omega Facilities were terminated by mutual consent of the Company and the lessor of the Omega Facilities.

In connection with the Omega Lease Termination, the Company transferred approximately $0.4 million of all its integral physical fixed assets in the Omega Facilities to the lessor and on January 28, 2019 received from the lessor gross proceeds of approximately $1.5 million, consisting of (i) a termination fee in the amount of $1.2 million and (ii) approximately $0.3 million to satisfy other net amounts due to the Company under the leases. The Company paid $1.2 million of such Omega Lease Termination proceeds to Pinecone on January 28, 2019, as required by the A&R New Forbearance Agreement, to reimburse Pinecone for approximately $0.3 million of certain unpaid expenses and partially prepay $0.9 million of the principal amount of Pinecone’s loan to AdCare Property Holdings, LLC (the “AdCare Holdco Loan”). The Omega Lease Termination contributed approximately $0.7 million income recorded in "Net loss attributable to Regional Health Properties, Inc. common stockholders" reported in the consolidated statement of operations for the period ended March 31, 2019. For further information, see Note 10 - Acquisitions and Dispositions.

Wellington. Two of the Company’s eight Georgia Foster Facilities, leased under the Prime Lease, are subleased to affiliates of Wellington Health Services under agreements dated January 31, 2015, as subsequently amended. These Wellington Subleases, which are due to expire August 31, 2027, relate to the Tara Facility and the Powder Springs Facility. Effective February 1, 2019, the Company agreed to a 10% reduction in base rent, or in aggregate approximately an average $31,000 per month cash rent reduction for the year ended December 31, 2019, and $48,000 per month decrease in straight-line revenue, respectively for the Tara Facility and the Powder Springs Facility combined. Additionally the Company modified the annual rent escalator to 1% per year from the prior scheduled increase from 1% to 2% previously due to commence of the 1st day of the sixth lease year.

Future Minimum Lease Payments

Future minimum lease payments for each of the next five years ending December 31 are as follows:

(Amounts in 000's)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2020	$6,390	$(268)	$6,122
2021	6,551	(755)	5,796
2022	6,691	(1,223)	5,468
2023	6,823	(1,674)	5,149
2024	6,958	(2,109)	4,849
Thereafter	19,832	(7,954)	11,878
Total	$53,245	$(13,983)	$39,262

(1)	Weighted average discount rate 7.98%

Leased and Subleased Facilities to Third-Party Operators

As of December 31, 2019, the Company leased or subleased 21 facilities (12 owned by the Company and nine leased to the Company), to third-party tenants on a triple net basis, meaning that the lessee (i.e., the third-party tenant of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. The weighted average remaining lease term for our facilities is 7.9 years.

Beacon. On August 1, 2015, the Company entered into a lease inducement fee agreement with certain affiliates (collectively, the "Beacon Affiliates") of Beacon, pursuant to which the Company paid a fee of $0.6 million as a lease inducement for certain Beacon Affiliates to enter into sublease agreements and to commence such subleases and transfer operations thereunder (the “Beacon Lease Inducement”). As of December 31, 2017, the balance of the Beacon Lease Inducement was approximately $0.5 million. On April 24, 2018, the Ohio Beacon Affiliates informed the Company in writing that they would no longer be operating five (four owned and one leased by the Company) of the Ohio Beacon Facilities, whose leases were set to expire in 2025, and that they would surrender operation of such facilities to the Company on June 30, 2018. On November 30, 2018, the Ohio Beacon Affiliates, who were ten months in arrears on rental payments, surrendered possession of the Ohio Beacon Facilities and the lease was terminated by mutual consent. Pursuant to such termination, on November 30, 2018, the Company and the Ohio Beacon Affiliates entered into a termination agreement (the “Ohio Beacon Termination Agreement”), whereby the  Ohio Beacon Affiliates agreed to pay a $0.675 million termination fee, payable in 18 monthly installments of $37,500 commencing January 3, 2019 in full satisfaction of the $0.5 million Beacon Lease Inducement and approximately $2.5 million in rent in arrears and approximately $0.6 million of other receivables, such as property taxes and capital expenditures, which discharges each tenant from any and all claims upon completion of the payment plan. The Company intends to enforce its rights under the Ohio Beacon Termination Agreement. As of the date of filing this Annual Report, 15 such installment payments have been received, but there is no assurance that the Company will be able to obtain payment of the outstanding unpaid termination fee from the Ohio Beacon Affiliates. During the year ended December 31, 2018, the Company recognized revenue on a cash basis with respect to the Ohio Beacon Facilities. During the first quarter of 2018, the Company expensed approximately $0.7 million straight-line rent asset, recorded an allowance of $0.5 million against the Beacon Lease Inducement and recorded approximately $0.3 million allowance for other receivables. During the twelve months ended December 31, 2019, the Company released approximately $0.3 million of the provision of doubtful accounts as the Company has assessed the collectability of the remaining $0.3 million termination fee is more probable than not.

Aspire. On November 30, 2018, the Company subleased the Ohio Beacon Facilities to Aspire Sublessees, pursuant to the Aspire Subleases, whereby the Aspire Sublessees took possession of, and commenced operating, the Aspire Facilities as subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Aspire Facilities are comprised of: (i) a 94-bed skilled nursing facility located in Covington, Ohio (the “Covington Facility”); (ii) an 80-bed assisted living facility located in Springfield, Ohio (the “Eaglewood ALF Facility”); (iii) a 99-bed skilled nursing facility located in Springfield, Ohio (the “Eaglewood Care Center Facility”); (iv) a 50-bed skilled nursing facility located in Greenfield, Ohio (the “H&C of Greenfield Facility”); and (v) a 50-bed skilled nursing facility located in Sidney, Ohio (the “Pavilion Care Facility”). Under the Aspire Subleases, a

default related to an individual facility may cause a default under all the Aspire Subleases. All Subleases are for an initial term of 10 years, with renewal options, except with respect to term for the H&C of Greenfield Facility, which has an initial five year term, and set annual rent increases generally commencing in the third lease year; from month seven of the Aspire Subleases monthly rent amounts may increase based on each facility’s prior month occupancy, with minimum annual rent escalations of at least 1% generally commencing in the third lease year. Minimum rent receivable for the Covington Facility, the Eaglewood ALF Facility, the Eaglewood Care Center Facility, the H&C of Greenfield Facility and the Pavilion Care Facility for the year ending December 31, 2019, the first lease year, was $0.4 million, $0.5 million, $0.4 million, $0.2 million and $0.2 million per annum, respectively. Additionally, the Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at December 31, 2019.

Symmetry. Affiliates of Symmetry Healthcare (the “Symmetry Tenants”) leased the following facilities from the Company, pursuant to separate lease agreements which expire in 2030 (the “Symmetry Leases”): (i) the Company’s 106-bed, skilled nursing facility located in Sylvia, North Carolina (the “Mountain Trace Facility”); (ii) the Company’s 96-bed, skilled nursing facility located in Sumter, South Carolina (the “Sumter Facility”); and (iii) the Company’s 84-bed, skilled nursing facility located in Georgetown, South Carolina (the “Georgetown Facility”). On June 27, 2018, the Company notified Blue Ridge of Sumter, LLC, the tenant with respect to the Sumter Facility (the “Sumter Tenant”), and Blue Ridge on the Mountain, LLC, the tenant with respect to the Mountain Trace Facility (the “Mountain Trace Tenant”), that continued breach of the payment terms of the applicable Symmetry Lease would constitute an event of default. The Symmetry Tenants alleged that the Company was in material breach of each of the Symmetry Leases with regard to deferred maintenance and were withholding rental payments on the basis of such allegations.

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

On September 20, 2018, the Company reached an agreement with the Symmetry Tenants with respect to the Symmetry Leases, pursuant to which the Symmetry Tenants agreed to a payment plan for the rent arrears and the Company agreed to a reduction in annualized rent of approximately $0.6 million, or 5.3% of the total expected 2018 annual cash rent, and waived approximately $0.2 million in rent arrears, upon which the Symmetry Tenants recommenced monthly rent payments of $0.1 million starting with the September 1, 2018 amounts due under the Symmetry Leases. There is no assurance that the Company will be able to obtain payment of all unpaid rents and the collection of approximately $1.3 million (comprised of approximately $0.9 million straight-line rent asset and approximately $0.4 million of payment plan receivables) of asset balances could be at risk. During the year ended December 31, 2019, the Company expensed approximately $0.4 million allowance against the outstanding balance of payment plan receivables. On February 28, 2019 the Company completed a mutual lease termination with the Mountain Trace Tenant and operations at the facility were transferred to Vero Health X, LLC (“Vero Health”).

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

In connection with the Peach Health Sublease, the Company extended a line of credit to Peach Health Sublessee for up to $1.0 million for operations at the Peach Facilities (the “Peach Line”), with an initial interest rate of 13.5% per annum, which increases by 1% per annum. The Peach Line had a maturity date one year from the date of the first disbursement and is secured by a first priority security interest in Peach Health Sublessee’s assets and accounts receivable. On April 6, 2017, the Company modified certain terms of the Peach Line in connection with Peach Health Sublessee securing a $2.5 million revolving working capital loan from a third party lender (the “Peach Working Capital Facility”), subsequently capped at $1.75 million, which matures April 5, 2020. The Peach Working Capital Facility is secured by Peach Health Sublessee’s eligible accounts receivable, and all collections on the eligible accounts receivable are remitted to a lockbox controlled by the third-party lender. The modifications of the Peach Line include: (i) reducing the loan balance to $0.8 million and restricting further borrowings; (ii) extending the maturity date to October 1, 2020 and adding a six month extension option by Peach Health Sublessee, subject to certain conditions; (iii) increasing the interest rate from 13.5% per annum by 1% per annum; and (iv) establishing a four-year amortization schedule (the “Peach Note”). Payment of principal and interest under the Peach Note is governed by certain financial covenants limiting distributions under the Peach Working Capital Facility. Furthermore, the Company guaranteed Peach Health Sublessee’s borrowings under the Peach Working Capital Facility subject to certain burn-off provisions (i.e., the Company’s obligations under such guaranty cease after the later of 18 months or achievement of a certain financial ratio by Peach Health Sublessee). The Company is obligated to pay the outstanding balance on the Peach Working Capital Facility (after application of all eligible accounts receivable collections by the lender) if Peach Health Sublessee fails to comply with the Peach Working Capital Facility obligations and covenants. Fair value of the liability using the expected present value approach is immaterial.

As of December 31, 2019 and December 31, 2018, there was approximately $1.2 million and $1.1 million outstanding balance on the Peach Note, of which $0.1 million and $0.3 million was due greater than twelve months, respectively.

C.R. Management. On March 21, 2018, C. R. of Attalla, LLC (the “Attalla Tenant”), affiliated with C-Ross Management, filed a voluntary chapter 11 bankruptcy petition in the state of Alabama, due to unpaid back taxes owed to the Internal Revenue Services (the “IRS”) and a large professional and general liability judgement (the “Attalla PLGL Claim”) imposed against it, in order to be granted an automatic stay from any IRS recoupments and any collection attempts from the Attalla PLGL Claim. The Attalla Tenant continued to pay its monthly rent obligations under its lease agreement to the Company pursuant to the April 16, 2018, court approved motion for the Attalla Tenant to formally assume the Attalla lease. As of December 31, 2018, the Company had recorded a straight-line rent receivable of approximately $0.6 million. On January 8, 2019, the Attalla Tenant bankruptcy filing was dismissed per filing with the bankruptcy court. On August 1, 2019, the Company sold the facility leased to the Attalla Tenant and the College Park Facility as part of the Asset Sale and leased to another tenant affiliated with C-Ross Management and assigned the associated leases, which were set to expire in 2030, pursuant to the Asset Sale. See Note – 10 Acquisitions and Dispositions for further information.

Southwest LTC. As part of the Asset Sale, on August 1, 2019 the Company sold the Quail Creek Facility and on August 28, 2019 the Company sold the Northwest Facility, assigning both associated leases which were set to expire in 2025. The tenants of such facilities were affiliated with Southwest LTC and were our only tenants associated with Southwest LTC. See Note – 10 Acquisitions and Dispositions for further information.

Future Minimum Lease Receivables

Future minimum lease receivables for each of the next five years ending December 31 are as follows:

(Amounts in 000's)
2020	$15,716
2021	16,100
2022	17,272
2023	17,587
2024	17,447
Thereafter	53,311
Total	$137,433

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

		Initial Lease Term
		Commencement	Expiration	2020 Cash
Facility Name	Operator Affiliation (1)	Date	Date	Annual Rent
				(Thousands)
Owned
Eaglewood ALF	Aspire	12/1/2018	11/30/2028	$630
Eaglewood Care Center	Aspire	12/1/2018	11/30/2028	408
H&C of Greenfield	Aspire	12/1/2018	11/30/2023	213
Southland Healthcare	Beacon Health Management	11/1/2014	10/31/2024	970
The Pavilion Care Center	Aspire	12/1/2018	11/30/2028	222
Autumn Breeze	C.R. Management	9/30/2015	9/30/2025	894
Coosa Valley Health Care	C.R. Management	12/1/2014	8/31/2030	995
Glenvue H&R	C.R. Management	7/1/2015	6/30/2025	1,302
Meadowood	C.R. Management	5/1/2017	8/31/2030	474
Georgetown Health	Symmetry Healthcare	4/1/2015	3/31/2030	329
Mountain Trace Rehab (2)	Vero Health Management	3/1/2019	2/28/2029	490
Sumter Valley Nursing	Symmetry Healthcare	4/1/2015	3/31/2030	632
Subtotal Owned Facilities (12)				$7,559
Leased
Covington Care	Aspire	12/1/2018	11/30/2028	$503
Lumber City	Beacon Health Management	11/1/2014	8/31/2027	936
LaGrange	C.R. Management	4/1/2015	8/31/2027	1,140
Thomasville N&R	C.R. Management	7/1/2014	8/31/2027	362
Jeffersonville	Peach Health	6/18/2016	8/31/2027	748
Oceanside	Peach Health	7/13/2016	8/31/2027	510
Savannah Beach	Peach Health	7/13/2016	8/31/2027	279
Powder Springs (3)	Wellington Health Services	4/1/2015	8/31/2027	1,981
Tara (3)	Wellington Health Services	4/1/2015	8/31/2027	1,698
Subtotal Leased Facilities (9)				$8,157
Total (21)				$15,716

(1)	Represents the number of facilities which are leased or subleased to separate tenants, which tenants are affiliates of the entity named in the table above.

(2)

On February 28, 2019, the lease with an affiliate of Symmetry Healthcare with an expected lease term of May 31, 2030 was mutually terminated and operations transferred to a new operator (Vero Health Management) on March 1, 2019.

(3)	Effective February 1, 2019, base rent for these facilities was reduced 10% and is reflected in the above table.

Our leases and subleases are leased by facility with tenants that are separate legal entities affiliated with the above operators. All facilities are skilled nursing facilities except for Eaglewood ALF and Meadowood, which are assisted living facilities. All facilities have renewal provisions of one term of five years except Mountain Trace, Sumter Valley, Covington Care, Pavilion Care Center, Eaglewood ALF, Eaglewood SNF and Georgetown, which have two renewal terms with each being five years and H&C of Greenfield, which has three renewal terms with each being five years. The leases also contain standard rent escalations that range from 1.0% to 3.0% annually.

NOTE 8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
Amounts in (000's)	2019	2018
Accrued employee benefits and payroll related	$239	$326
Real estate and other taxes	883	851
Self-insured reserve (1)	453	1,435
Accrued interest	208	419
Unearned rental revenue	46	138
Other accrued expenses	784	1,292
Total	$2,613	$4,461

(1)

The Company self-insures against professional and general liability cases incurred prior to the Transition and uses a third party administrator and outside counsel to manage and defend the claims (see Note 15 - Commitments and Contingencies).

NOTE 9. NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consists of the following:

	December 31,
Amounts in (000's)	2019	2018
Senior debt—guaranteed by HUD	$31,996	$32,857
Senior debt—guaranteed by USDA (a)	13,298	13,727
Senior debt—guaranteed by SBA (b)	650	668
Senior debt—bonds	6,616	6,960
Senior debt—other mortgage indebtedness	3,777	28,139
Other debt	539	664
Sub Total	56,876	83,015
Deferred financing costs	(1,364)	(1,535)
Unamortized discounts on bonds	(149)	(167)
Notes payable and other debt	$55,363	$81,313

(a)	U.S. Department of Agriculture (“USDA”)
(b)	U.S. Small Business Administration (“SBA”)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		December 31, 2019	December 31, 2018
Senior debt - guaranteed by HUD (b)
The Pavilion Care Center	Orix Real Estate Capital	12/01/2027	Fixed	4.16%	$1,105	$1,219
Hearth and Care of Greenfield	Orix Real Estate Capital	08/01/2038	Fixed	4.20%	1,992	2,061
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	5,094	5,216
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	7,909	8,099
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	6,876	7,041
Georgetown	Midland State Bank	10/01/2046	Fixed	2.98%	3,480	3,564
Sumter Valley	Key Bank	01/01/2047	Fixed	3.70%	5,540	5,657
Total					$31,996	$32,857
Senior debt - guaranteed by USDA (c)
Coosa	Metro City	09/30/2035	Prime + 1.50%	6.50%	5,212	5,388
Mountain Trace	Community B&T	01/24/2036	Prime + 1.75%	6.75%	4,009	4,135
Southland	Bank of Atlanta	07/27/2036	Prime + 1.50%	6.50%	4,077	4,204
Total					$13,298	$13,727
Senior debt - guaranteed by SBA (d)
Southland	Bank of Atlanta	07/27/2036	Prime + 2.25%	7.25%	650	668
Total					$650	$668

(a)

Represents interest rates as of December 31, 2019 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from 0.08% to 0.53% per annum.

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

(c)

For the three skilled nursing facilities, the Company has term loans with financial institutions, which are insured 70% to 80% by the USDA. The loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 1% to 2% through 2019, which declines 1% each year capped at 1% for the remainder of the first 10 years of the term and 0% thereafter.

(d)	For one facility, the Company has a term loan with a financial institution, which is insured 75% by the SBA. The note matures in 2036.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		December 31, 2019	December 31, 2018
Senior debt - bonds (b)
Eaglewood Bonds Series A (c)	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,379	$6,610
Eaglewood Bonds Series B (c)	City of Springfield, Ohio	05/01/2021	Fixed	8.50%	237	350
Total					$6,616	$6,960

(a)

Represents interest rates as of December 31, 2019 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of approximately 0.15% per annum.

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

(c)

On January 18, 2019, the principal on the bonds was reduced in aggregate by $0.2 million. On December 21, 2018, the Company received $243,467 in cash representing a refund of the original issuance fees of these bonds, into its restricted cash account managed by BOKF, NA, who on January 18, 2019, completed a principal distribution of such funds to notified bondholders on January 15, 2019. This pro-rata distribution was made pursuant to the Order Authorizing Distribution of Settlement Funds Collected in Related Actions Brought by the Securities and Exchange Commission Section 5 filed August 21, 2017 in the United States District Court District of New Jersey styled Securities and Exchange Commission, Plaintiff, v. Christopher Freeman Brogdon, Defendant, and Connie Brogdon, et al., Relief Defendants. Case 2:15-cv-08173-KM-JBC.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		December 31, 2019	December 31, 2018
Senior debt - other mortgage indebtedness
Quail Creek (c)	Congressional Bank	06/30/2019	LIBOR + 4.75%	7.15%	$—	$4,059
Meadowood	Exchange Bank of Alabama	05/01/2022	Fixed	4.50%	3,777	3,918
College Park (c)	Pinecone (b)	8/15/2020	Fixed	13.50%	—	2,846
Northwest (c)	Pinecone (b)	8/15/2020	Fixed	13.50%	—	2,803
Attalla (c)	Pinecone (b)	8/15/2020	Fixed	13.50%	—	9,089
Adcare Property Holdings (c)	Pinecone (b)	8/15/2020	Fixed	13.50%	—	5,424
Total					$3,777	$28,139

(a)	Represents interest rates as of December 31, 2019 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.30% per annum.
(b)

On February 15, 2018, the Company entered into the Pinecone Credit Facility with Pinecone. The Company entered into a number of forbearance agreements, which provided for certain amendments to the Pinecone Credit Facility (for further information see, “Pinecone Credit Facility” below in this Note).

(c)	Debt credit facilities held for sale at June 30, 2019 and subsequently repaid in full on August 1, 2019. For further information see Note 10 – Acquisitions and Dispositions.

(Amounts in 000’s)
Lender	Maturity	Interest Rate		December 31, 2019	December 31, 2018
Other debt
First Insurance Funding	03/01/2020	Fixed	6.19%	$27	$20
KeyBank	08/25/2021	Fixed	0.00%	495	495
McBride Note (a)	09/30/2019	Fixed	4.00%	—	115
Marlin Covington Finance	3/11/2021	Fixed	20.17%	17	—
South Carolina Department of Health & Human Services (b)	02/24/2019	Fixed	5.75%	—	34
Total				$539	$664

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

Pinecone Forbearance Agreements

On May 10, 2018, management was notified by Pinecone that certain events of default under the Pinecone Credit Facility had occurred and were continuing. On May 18, 2018, the Company and Pinecone entered into a forbearance agreement (the “Original Forbearance Agreement”), pursuant to which Pinecone agreed, subject to terms and conditions set forth in the Original Forbearance Agreement, to forbear from exercising its default-related rights and remedies with respect to specified events of default under the Pinecone Credit Facility (the “Specified Defaults”) during the forbearance period provided for therein. The Original Forbearance Agreement outlined a plan of correction whereby the Company could regain compliance under the Pinecone Credit Facility. Requirements set forth in the Original Forbearance Agreement included, among other things, the hiring of a special consultant to advise management on operational improvements and to assist in coordinating overall company strategy. Pursuant to the Original Forbearance Agreement, the Company and Pinecone agreed to amend certain provisions of the Pinecone Credit Facility. Such amendments, among other things: (i) eliminated the Company’s obligation to complete certain lease assignments to suitably qualified replacement operators; (ii) required the payment of a specified “break-up fee” upon certain events, including prepayment of the Pinecone Credit Facility or a change of control; (iii) increased the ongoing interest rate from 12.5% per annum to 13.5% effective May 18, 2018; and (iv) increased the outstanding principal balance of the Pinecone Credit Facility by 2.5%.

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

Pursuant to the A&R New Forbearance Agreement, the Company and Pinecone amended certain provisions of the Pinecone Credit Facility, whereby Pinecone consented to the Omega Lease Termination and required the Company to pay to Pinecone approximately $1.4 million, of which $0.2 million was paid on January 4, 2019 for Pinecone’s expenses, which included a 1% prepayment penalty. On January 28, 2019, in connection with the Omega Lease Termination, the Company received gross proceeds of approximately $1.5 million, consisting of (i) a termination fee in the amount of $1.2 million and (ii) approximately $0.3 million to satisfy other net amounts due to the Company under the leases.

The Company paid $1.2 million of such Omega Lease Termination proceeds to Pinecone on January 28, 2019, as required by the A&R New Forbearance Agreement, to reimburse Pinecone for approximately $0.3 million of certain unpaid expenses and partially prepay $0.9 million of the AdCare Holdco Loan.

The A&R New Forbearance Agreement amended the Pinecone Credit Facility to, among other things: (i) add a $0.35 million fee (paid in kind) to the loans on a pro rata basis; (ii) provide for additional payment in kind interest at a rate of 3.5% (the “PIK Rate”), with such interest to be paid in kind in arrears by increasing the outstanding principal amount of loans held by Pinecone on the first (1st) day of each month; provided that interest accruing at the PIK Rate on each loan and any overdue interest on each loan be paid in cash (a) on the maturity of the loans, whether by acceleration or otherwise, or (b) in connection with any repayment or prepayment of the loans; and (iii) modify the default rate of interest to add an additional 2.5% to the PIK Rate, in addition to the ongoing rate of 13.5%. During the forbearance period under the A&R New Forbearance Agreement, the interest rate to be paid in cash on the first (1st) day of each month was the ongoing rate of 13.5% per annum.

In addition, the A&R New Forbearance Agreement amended the Pinecone Credit Facility to require the Company to continue to retain the financial advisor as the Company’s chief restructuring officer (“CRO”) and hire a nationally recognized investment banker reasonably acceptable to Pinecone no later than January 7, 2019 to advise management and the Board on potential asset sale and related transactions and perform valuation debt capacity analyses. By February 28, 2019, the Company and the CRO (whose responsibilities were expanded to include all aspects of transaction planning, including a process of soliciting bids for one or more asset sale or related transactions (the “Bid Solicitation”) had to: (i) complete the Bid Solicitation; and (ii) negotiate in good faith and enter into with Pinecone an agreement that is acceptable to Pinecone, which required, among other things, that the Company engage in a process that culminated in (a) the consummation of one or more asset sales or related transactions and (b) the payment in full in cash of all obligations under the Pinecone Credit Facility with the proceeds thereof. As a condition of the A&R New Forbearance Agreement, the Company appointed a Pinecone non-voting observer to attend all meetings of the Board and each committee thereof, subject to certain exceptions described in the A&R New Forbearance Agreement.

On March 29, 2019, the Company and certain of its subsidiaries entered into a new forbearance agreement (the “Second A&R Forbearance Agreement”) with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the Second A&R Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate) with respect to the Specified Defaults under the Pinecone Credit Facility. The forbearance period under the Second A&R Forbearance Agreement commenced on March 29, 2019 and could have extended as late as October 1, 2019, unless the forbearance period was earlier terminated as a result of specified termination events, including a default or event of default under the Pinecone Credit Facility (other than any Specified Defaults) or any failure by the Company or its subsidiaries to comply with the terms of the Second A&R Forbearance Agreement, including, without limitation, the Company’s obligation to progress with an Asset Sale in accordance with the timeline specified therein.

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

Pinecone Credit Facility Repayment

On August 1, 2019, the Company used a portion of the proceeds from the Asset Sale to repay approximately $21.3 million to Pinecone to extinguish all obligations and amounts owed under the Pinecone Credit Facility. However for a period of three months following such repayment, Pinecone continued to hold a right of first refusal to provide first mortgage financing for any acquisition of a healthcare facility by the Company and to hold an exclusive option to refinance the Company’s existing first mortgage loan, with a balance of $5.3 million at June 30, 2019, on the Company’s 124-licensed bed skilled nursing facility located in Alabama known as Coosa Valley Health Care, in each case subject to the terms and conditions of the Pinecone Credit Facility (the “Surviving Obligations”). The repayment amount was comprised of the following amounts: (i) approximately $20.7 million in principal (net of

$0.1 million loan forgiveness); (ii) $0.5 million in interest; and (iii) $0.1 million in legal expenses. See Note – 10 Acquisitions and Dispositions for further information regarding the Company’s repayment to Pinecone.

On September 30, 2019, the Company and Pinecone entered into a waiver and release agreement, and the Company paid approximately $0.4 million to Pinecone to fully extinguish the Surviving Obligations under the Pinecone Credit Facility.

The continuation of our business was dependent upon our ability: (i) to comply with the terms and conditions under the Pinecone Credit Facility and the Second A&R Forbearance Agreement as amended on June 13, 2019; and (ii) to refinance or obtain further debt maturity extensions on the Quail Creek Credit Facility, neither of which was entirely within the Company’s control. These factors had created substantial doubt about the Company’s ability to continue as a going concern. However, the going concern issue was resolved when Company repaid the Pinecone Credit Facility and Quail Creek Credit Facility on August 1, 2019.

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

On August 1, 2019, the Company paid approximately $3.8 million to the Congressional Bank to extinguish all obligations and amounts owed under the Quail Creek Credit Facility. The repayment amount was comprised of $3.9 million in principal after application of approximately $0.1 million in restricted cash. For more information regarding the Company’s repayment to Congressional Bank, see Note – 10 Acquisitions and Dispositions for further information.

Debt Covenant Compliance

As of December 31, 2019, the Company had approximately 17 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

At December 31, 2019, the Company was in compliance with the various financial and administrative covenants related to all of the Company’s credit facilities

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of December 31, 2019 for each of the next five years and thereafter.

Amounts in (000's)
2020	$1,701
2021	2,242
2022	5,145
2023	1,752
2024	1,839
Thereafter	44,197
Subtotal	56,876
Less: unamortized discounts	(149)
Less: deferred financing costs	(1,364)
Total notes and other debt	$55,363

NOTE 10. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company made no acquisitions during the years ended December 31, 2019 and December 31, 2018, respectively.

Dispositions

Facilities Sold to MED

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

The PSA NW Amendment provided for: (i) the extension of the scheduled closing date of the fourth facility, the Northwest Facility, to August 30, 2019, subject to satisfaction or waiver of customary terms and conditions, which could have been extended to September 30, 2019, for an additional non-refundable fee of $0.075 million if MED notified the Company in writing by August 28, 2019 at 5:00 p.m. EST; and (ii) a reduction in the purchase price of approximately $0.1 million for building improvements.

On August 28, 2019, the Company sold to MED the Northwest Facility, together with substantially all of the fixtures, equipment, furniture, leases and other assets relating to the Northwest Facility, pursuant to the PSA as amended, between the Company and MED. In connection with the sale, MED paid to the Company a cash purchase price for the Northwest Facility equal to $2.4 million, and the Company incurred approximately $0.1 million for a building improvement credit and sales commission expenses.

The sale of the PSA Facilities contributed approximately $4.8 million income to the Company’s “Net loss attributable to Regional Health Properties, Inc. common stockholders” for the twelve months ended December 31, 2019, which was comprised of approximately $6.4 million gain on the sale of assets, approximately $0.1 million in operational net income offset by approximately $1.7 million of expenses related to the Pinecone Credit Facility forbearance agreements and debt extinguishment, in "Net loss attributable to Regional Health Properties, Inc. common stockholders" reported in the Consolidated Statement of operations for the twelve months ended December 31, 2019.

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

The following table provides summary information regarding the credit facilities associated with the PSA Facilities and related purchase price, debt repaid and net gain on the sale for the period ended December 31, 2019:

				Principal indebtedness repaid	Purchase Price	Gain/(loss) on Sale
Facility Name	Lender	Interest Rate		(Amounts in 000’s)	(Amounts in 000’s)	(Amounts in 000’s)
Attalla	Pinecone	Fixed	13.50%	$9,696	$13,000	$3,739
College Park	Pinecone	Fixed	13.50%	3,043	7,000	3,050
Quail Creek	Congressional Bank	LIBOR + 4.75%	7.15%	3,878	6,100	524
Northwest	Pinecone	Fixed	13.50%	3,011	2,400	(862)
AdCare Property Holdings	Pinecone	Fixed	13.50%	5,009	—	—
Total				$24,637	$28,500	$6,451

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

Omega Lease Termination

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

The Omega Lease Termination contributed approximately $0.7 million income recorded in "Net loss attributable to Regional Health Properties, Inc. common stockholders" reported in the consolidated statement of operations for the period ended December 31, 2019.

The following table provides summary information for the Omega Lease Termination assets and liabilities held for sale at December 31, 2018 and the assets and liabilities associated with the PSA Facilities sold during the period ended December 31, 2019:

	Disposed		Comparative (b)	Actual (a)
	August 1,	August 28,	December 31,	December 31,
(Amounts in 000's)	2019	2019	2018	2018
Restricted cash, current	$126	$—	$145	$—
Accounts receivable	51	—	55	—
Lease deposits	—	—	—	375
Straight-line rent receivable	932	125	1,013	704
Buildings and improvements, net	15,551	2,320	18,081	352
Equipment and computer related, net	272	187	495	97
Land, net	1,160	181	1,341	—
Intangible assets—lease rights, net	—	—	—	676
Goodwill	230	290	520	—
Assets of disposal group	$18,322	$3,103	$21,650	$2,204

Accounts payable	$—	$—	$—	$100
Other liabilities -lease deposits	140	—	140	170
Notes payable and other debt	24,535	—	24,221	—
Deferred financing costs	(33)	—	(58)	—
Other liabilities -accrued straight-line rent	—	—	—	1,221
Liabilities of disposal group	$24,642	$—	$24,303	$1,491

(a)

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

(b)	Comparative balance of assets and liabilities sold pursuant to the PSA at December 31, 2018.

The Company made no dispositions during the year ended December 31, 2018.

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

For the discontinued operations, recoveries, is primarily releases of accruals for professional and general liability claims and bad debt expense recoveries prior to the commencement of leasing are classified in the activities below.

The following table summarizes the activity of discontinued operations for the years ended December 31, 2019 and 2018:

	Year Ending December 31,
(Amounts in 000’s)	2019	2018
Recoveries	(626)	(83)
Interest expense, net	—	9
Net income	$626	$74

The Company’s major classes of discontinued operation’s assets and liabilities included within the Company’s consolidated balance sheets at December 31, 2019 and December 31, 2018, respectively are: (i) “Accounts receivable, net of allowance” of $0.1 million and $0.1 million; (ii) “Accounts payable” of $3.4 million and $3.5 million; and (iii) “Accrued expenses” of $1.0 million and $2.1 million.

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

There were no dividends paid on the common stock during the twelve months ended December 31, 2019 and for the twelve months ended December 31, 2018.

Preferred Stock

As of December 31, 2019, the Company had 2,811,535 shares of the Series A Preferred Stock issued and outstanding. The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to the redemption date.

No dividends were declared or paid on the Series A Preferred Stock for the twelve months ended December 31, 2019 and for the twelve months ended December 31, 2018.

Holders of the Series A Preferred Stock generally have no voting rights but have limited voting rights under certain circumstances, as described in the Charter. The Company is required to redeem the Series A Preferred Stock following a “Change of Control,” as defined in the Charter.

Dividends

The following table summarizes the preferred stock dividends in arrears at December 31, 2019:

	Date paid / Arrears date	Dividends Per Share	Dividend Arrears (in 000's)
Preferred Stock Dividends:
	12/31/2017	0.68	1,912
For the year ended December 31, 2017			$1,912
	3/31/2018	$0.68	$1,912
	6/30/2018	0.68	1,912
	9/30/2018	0.68	1,912
	12/31/2018	0.80	2,249
For the year ended December 31, 2018		$2.84	$7,985
	3/31/2019	$0.80	$2,250
	6/30/2019	0.80	2,249
	9/30/2019	0.80	2,249
	12/31/2019	0.80	2,249
For the year ended December 31, 2019		$3.20	$8,997
Cumulative Total Outstanding			$18,894

*

The Board has suspended payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Such dividend suspension does not trigger a default under the Company’s outstanding indebtedness.

As of December 31, 2019, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $18.9 million of undeclared preferred stock dividends in arrears.  Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company legally available for the payment of distributions, cumulative preferential cash dividends at an annual rate equal to 10.875% of the $25.00 per share stated liquidation preference of the Series A Preferred Stock, which is equivalent to an annual rate of $2.72 per share. Dividends on the Series A Preferred Stock are payable quarterly in arrears, on March 31, June 30, September 30, and December 31, of each year, unless suspended by the Board. On June 8, 2018, the Board determined to continue suspension of the payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Under the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock shall continue to accrue and accumulate regardless of whether such dividends are declared by the Board.  As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for four dividends periods: (i) the annual dividend rate on the Series A Preferred Stock has increased to 12.875% ,which is equivalent to an annual rate of $3.22, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash; and (ii) the holders of the Series A Preferred Stock are entitled to vote, as a single class, for the election of two additional directors to serve on the Board, as further described in , and  subject  to  the requirements of, the Charter.

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

Stock Incentive Plan

The AdCare Health Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Stock Incentive Plan”), was assumed by Regional Health pursuant to the Merger.  As a result of the Merger, all rights to acquire shares of AdCare common stock under any AdCare equity incentive compensation plan have been converted into rights to acquire Regional Health common stock pursuant to the terms of the equity incentive compensation plans and other related documents, if any.  The 2011 Stock Incentive Plan expires March 28, 2021 and provides for a maximum of 168,950 shares of common stock to be issued. The 2011 Stock Incentive Plan permits the granting of incentive or nonqualified stock options and the granting of restricted stock. The plan is administered by the Compensation Committee of the Board (the “Compensation Committee”), pursuant to authority delegated to it by the Board. The Compensation Committee is responsible for determining the employees to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. As of December 31, 2019, the number of securities remaining available for future issuance is 19,421.

In addition to the 2011 Stock Incentive Plan, the Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee.

The following table summarizes employee and nonemployee stock based compensation for the years ended December 31, 2019 and 2018:

	Year Ending December 31,
Amounts in (000's)	2019	2018
Employee compensation:
Restricted stock	$—	$15
Total employee stock-based compensation expense	$—	$15
Non-employee compensation:
Restricted stock	$92	$161
Total non-employee stock-based compensation expense	$92	$161
Total stock-based compensation expense	$92	$176

Common Stock Options

The following summarizes the Company’s employee and non-employee stock option activity for the years ended December 31, 2019 and 2018:

	Number of Options (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (000's) (a)
Outstanding and vested at December 31, 2017	15	$47.77	6.4	$—
Outstanding and vested at December 31, 2018	15	$47.77	5.4	$—
Outstanding and vested at December 31, 2019	15	$47.77	4.4	$—

(a)	Represents the aggregate gain on exercise for vested in-the-money options.

No stock options were granted during the year ended December 31, 2019 or for the year ended December 31, 2018. At December 31, 2019, the Company has no unrecognized compensation expense related to options.

The following summary information reflects stock options outstanding, vested and related details as of December 31, 2019:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Exercisable (000's)	Weighted Average Exercise Price
$15.72 - $47.99	10	4.7	$46.84	10	$46.84
$48.00 - $51.60	5	3.7	$49.42	5	$49.42
Total	15	4.4	$47.77	15	$47.77

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

The following summarizes the Company’s employee and non-employee common stock warrant activity for the years ended December 31, 2019 and 2018:

	Number of Warrants (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (000's) (a)
Outstanding and vested at December 31, 2017	85	$45.53	4.7
Outstanding and vested at December 31, 2018	85	$45.53	3.7	$—
Expired	(27)	$31.72
Outstanding and vested at December 31, 2019	58	$52.09	4.0	$—

(a)	Represents the aggregate gain on exercise for vested in-the-money warrants.

No warrants were granted during the years ended December 31, 2019 and December 31, 2018. The Company has no  unrecognized compensation expense related to common stock warrants as of December 31, 2019.

The following summary information reflects warrants outstanding, vested and related details as of December 31, 2019:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Exercisable (000's)	Weighted Average Exercise Price
$36.00 - $47.99	14	2.4	$46.71	14	$46.71
$48.00 - $59.99	42	4.5	$52.99	42	$52.99
$60.00 - $70.80	2	3.4	$70.80	2	$70.80
Total	58	4.0	$52.09	58	$52.09

Restricted Stock

The following summarizes the Company’s restricted stock activity for the years ended December 31, 2019 and 2018:

	Number of Shares (000's)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	13	$21.91
Granted	41	$3.60
Vested	(6)	$22.92
Forfeited	—	$—
Unvested at December 31, 2018	48	$6.20
Granted	—	$—
Vested	(19)	$8.65
Forfeited	—	$—
Unvested at December 31, 2019	29	$4.63

The Company has approximately $0.05 million of unrecognized compensation expense related to unvested restricted stock awards as of December 31, 2019.  Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings over a weighted-average remaining service period of one year.

NOTE 14. VARIABLE INTEREST ENTITIES

The Company has a loan receivable with Peach Health Sublessee. Such agreement creates a variable interest in Peach Health Sublessee that may absorb some or all of the expected losses of the entity. The Company does not consolidate the operating activities of the Peach Health Sublessee as the Company does not have the power to direct the activities that most significantly impact the entities’ economic performance. For more information, see Note 7 – Leases.

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

As of December 31, 2019, all of the Company’s facilities leased and subleased to third-party operators and managed for third-parties are certified by CMS and are operational (see Note 7 - Leases).

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

Professional and General Liability Claims

As of December 31, 2019, the Company was a defendant in 10 professional and general liability actions, primarily commenced on behalf of two of our former patients and eight of our current or prior tenant’s former patients. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died while patients of our facilities due to professional negligence or understaffing. One such action, on behalf of the Company’s former patient, is covered by insurance, except that any award of punitive damages would be excluded from such coverage and eight of such actions relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator and which are subject to such operators’ indemnification obligations in favor of the Company. Subsequent to December 31, 2019 the Company settled one action with a former patient of the Company. See Note 19 - Subsequent Events for further information.

Developments During the Year Ended December 31, 2019.

During the three months ended March 31, 2019: (i) one action was dismissed, and because the plaintiffs did not re-file on or before September 12, 2019, may not re-file; and (ii) one action was filed on January 25, 2019 for a medical injury and improper care and treatment in the Circuit Court of Pulaski County, State of Arkansas on behalf of a deceased patient, who received care after the Transition, against the then operator affiliated with Skyline Healthcare, LLC (“Skyline”), the Company and CIBC Bancorp USA, Inc. The plaintiff is seeking unspecified compensatory damages for the actual losses and unspecified punitive damages. The Company believes that this action lacks merit and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in the action that has been filed against it.

During the three months ended June 30, 2019, three professional and general liability claims as detailed below were filed against the Company.

On May 9, 2019, a complaint was filed in the State Court of Bibb County, State of Georgia by a patient, who received care outside Regional’s date of service (post Transition), against three different unrelated facilities and companies associated with those facilities. One of our tenants, its operator affiliated management company (Beacon) and the Company are among the named defendants. The plaintiff alleges personal injury, pain and suffering, medical bills and expenses, and loss of consortium and is seeking unspecified compensatory damages to be determined by jury trial. The complaint claims that medical expenses to date amount to $3.0 million. The Company is indemnified in this action by Beacon and believes that this action lacks merit. The Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in the action that has been filed against it.

On May 15 2019, a complaint was filed in the Circuit Court of Pulaski County, the State of Arkansas on behalf of a patient, who received care outside Regional’s date of service (post-Transition), against the then operator Skyline, the Company and CIBC Bancorp USA, Inc. The plaintiff alleges medical injury, improper care and treatment and is seeking unspecified compensatory damages for the actual losses and unspecified punitive damages. The Company believes that this action lacks merit, the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in the action that has been filed against it.

On June 17, 2019, a complaint was filed in Jackson County, General Court of Justice Superior Court Division, in the State of North Carolina by the estate of a patient who died in August 2016, against one of our prior tenants, its operator affiliated management company (Symmetry), the Company and our new tenant who began operations on March 1, 2019. The plaintiff alleged wrongful death and gross medical malpractice and was seeking unspecified amounts to recover medical and funeral expenses, compensatory damages for pain and suffering, legal expenses and compensation in excess of $25,000 for wrongful death, to be determined by jury trial. The action against the Company was dismissed on August 19, 2019.

During the three months ended September 30, 2019, three professional and general liability actions were dismissed, one of which was indemnified by our former tenant and one of which was insured. Additionally, on September 3, 2019, the Company settled one professional and general liability action (our former patient), for a total of $200,000, payable in 12 monthly installments of $14,500 with an initial payment of $26,000 commencing November 2019.

During the three months ended December 31, 2019, one professional and general liability action was dismissed, which was indemnified by our former tenant. Additionally, on November 25, 2019, the Company settled one professional and general liability action (our former patient), for a total of $100,000, payable in four monthly installments of $20,000 and two monthly installments of $10,000 commencing March 2020.

Developments During the Year Ended December 31, 2018

On March 12, 2018, the Company entered into a separate mediation settlement agreement with respect to 25 then pending actions filed in the State of Arkansas which were pending on such date, pursuant to which the Company paid a specified settlement amount. The aggregate settlement amount for all such 25 actions before related insurance proceeds was $5.2 million. The settlement of each such action was individually approved by the probate court. Under the settlement and release agreement with respect to a particular action, the Company was released from any and all claims arising out of the applicable plaintiff’s care while the plaintiff was a resident of one of the Company’s facilities.

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

In the fourth quarter of 2018, the Company settled two professional and general liability actions (other than those subject to a mediation settlement agreement as discussed above), one for a total of $95,000, payable in three monthly installments commencing December 2018 and the other for a total of $52,500, payable in six monthly installments commencing December 2018.

Self-Insurance Reserve

The Company has self-insured against professional and general liability actions since it discontinued its healthcare operations in connection with the Transition. The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses” in the Company’s audited consolidated balance sheets of $0.5 million and $1.4 million at December 31, 2019, and December 31, 2018, respectively. Additionally at December 31, 2019 and December 31, 2018, approximately $0.3 million and $0.6 million was reserved for settlement amounts in “Accounts payable” in the Company’s audited consolidated balance sheets.

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

In evaluating the adequacy of the self-insurance reserve in connection with the preparation of the Company’s financial statements for the year ended December 31, 2019, the Company also considered: (i) the change in the number of pending actions since December 31, 2018; (ii) the outcome of initial mediation sessions and the status of settlement negotiations; and (iii) defense counsel’s evaluation of estimated legal costs and other expenses if the pending actions were to be litigated to final judgment.

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

Other Legal Matters

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

On July 17, 2015, the Company made a short-term loan to HAH, for working capital purposes, and, in connection therewith, HAH executed a promissory note (the “HAH Note”) in favor of the Company. Since July 17, 2015, the HAH Note has been amended from time to time and had an outstanding principal balance of approximately $1.0 million that matured on December 31, 2015. On October 6, 2015, HAH and the Company entered into a security agreement, whereby HAH granted the Company a security interest in all accounts arising from the business of the Debtors, and all rights to payment from patients, residents, private insurers and others arising from the business of the Debtors (including any proceeds thereof), as security for payment of the HAH Note, as amended, and certain rent and security deposit obligations of the Debtors under their respective subleases of nine facilities located in Arkansas, subsequently sold during October 2016, with the Company (the “Aria Subleases”).

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

Ohio Attorney General Action. On October 27, 2016, the Ohio Attorney General (the “OAG”) filed in the Court of Common Pleas, Franklin County, Ohio a complaint against The Pavilion Care Center, LLC, Hearth & Home of Greenfield, LLC (each a subsidiary of the Company), and certain other parties (including parties for which the Company provides or provided management services). The lawsuit alleged that defendants submitted improper Medicaid claims for independent laboratory services for glucose blood tests and capillary blood draws and further alleges that defendants (i) engaged in deception, (ii) willfully received Medicaid payments to which they were not entitled or in a greater amount than that to which they were entitled, and (iii) obtained payments under the Medicaid program to which they were not entitled pursuant to their provider agreements and applicable Medicaid rules and regulations. The OAG sought, among other things, triple the amount of damages proven at trial (plus interest) and not less than $5,000 and not more than $10,000 for each deceptive claim or falsification. As previously disclosed, the Company received a letter from the OAG in February 2014 offering to settle its claims against the defendants for improper Medicaid claims related to glucose blood tests and capillary blood draws for a payment of approximately $1.0 million. The Company responded to such letter in July 2014 denying the allegations and did not receive further communication from the OAG until the above referenced lawsuit was filed. The Company filed an answer to the complaint on January 27, 2017 in which it denied the allegations. An order granting a motion to stay this proceeding was granted in the Court of Common Pleas, Franklin County, Ohio on July 12, 2017. On January 15, 2020, the OAG voluntarily dismissed with prejudice all claims pending against all the Company in this action.

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

Employment Related Action In the second quarter of 2018, the Company was notified of one employment related action filed against the Company related to one of the Company’s discontinued operations. On August 1, 2018 the Company responded requesting dismissal without prejudice on multiple grounds, including being barred by the applicable statute of limitation. On October 4, 2018, the case against the Company was dismissed with prejudice.

Hardin & Jesson Action. On August 5, 2019, the Company received notification from Hardin & Jesson that they had executed a settlement agreement with the Company pursuant to an action filed in Sebastian County Circuit Court - Fort Smith Division, Arkansas by Hardin & Jesson against the Company on February 25, 2019, requesting financial documents and seeking relief of outstanding amounts for legal services provided to the Company (and certain of its subsidiaries) in the State of Arkansas in relation to professional and general liability claims of approximately $0.5 million. On April 18, 2019, Hardin & Jesson amended its filing to correct the initial filing to clarify the claim is against the Company. On May 8, 2019, the Company provided a response denying the allegations. The settlement agreement provides for an agreed net outstanding liability of $0.3 million and provides for monthly payments by the Company of $13,888 beginning July 1, 2019 and continuing on the first day of each month thereafter until the $0.3 million liability is paid in full. As of the date of filing this Annual Report, the Company has made nine of the required payments, in accordance with the terms of the agreement.

NOTE 16. INCOME TAXES

The provision for income taxes attributable to continuing operations for the years ended December 31, 2019 and 2018 are presented below:

	Year Ended December 31,
(Amounts in 000's)	2019	2018
Deferred Tax benefit:
Federal	$—	$(38)
	$—	$(38)
Total income tax benefit	$—	$(38)

The income tax expense applicable to continuing and discontinued operations is presented below:

	Year Ended December 31,
(Amounts in 000's)	2019	2018
Income tax benefit on continuing operations	$—	$(38)
Total income tax benefit	$—	$(38)

At December 31, 2019 and 2018, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(Amounts in 000's)	2019	2018
Net deferred tax asset (liability):
Allowance for doubtful accounts	$52	$1,844
Accrued expenses	661	878
Net operating loss carry forwards	17,464	18,119
Property, equipment & intangibles	(2,403)	(3,209)
Stock based compensation	211	212
Self-Insurance Reserve	113	360
Interest Expense - Limited under 163(j)	2,391	1,616
Total deferred tax assets	18,489	19,820
Valuation allowance	(18,489)	(19,820)
Net deferred tax liability	$—	$—

The items accounting for the differences between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Year Ended December 31,
	2019	2018
Federal income tax at statutory rate	21.0%	21.0%
State and local taxes	1.9%	(0.7)%
Nondeductible expenses	0.2%	(0.2)%
Change in valuation allowance	(24.2)%	(18.2)%
Other	1.1%	(1.6)%
Effective tax rate	0.0%	0.3%

As of December 31, 2019, the Company had consolidated federal NOL carry forwards of $74.0 million. As a result of the Tax Reform Act, $10.5 million of NOL’s generated in 2018 do not expire and are currently offset by a full valuation allowance. The NOLs generated before December 31, 2018, which amount to $63.5 million begin to expire in 2026 through 2037 and currently are offset by a full valuation allowance. As of December 31, 2019, the Company had consolidated state NOL carry forwards of $45.1 million. These NOLs begin to expire in 2020 through 2037 and currently are offset by a full valuation allowance.

Given the Company’s historical net operating losses, a full valuation allowance has been established on the Company’s net deferred tax assets. The Company has generated additional deferred tax liabilities related to its tax amortization of certain acquired indefinite lived intangible assets because these assets are not amortized for book purposes. The tax amortization in current and future years gives rise to a deferred tax liability which will only reverse at the time of ultimate sale or book impairment. As a result of the Tax Reform Act, NOL carry forwards generated in tax years 2018 and forward have an indefinite life.  For this reason, the Company has taken the position that the deferred tax liability related to the indefinite lived intangibles can be used to support an equal amount of the deferred tax asset related to the 2018 NOL carry forward generated.  This resulted in the Company recognizing an income tax benefit of approximately $0.04 million for the twelve months ended December 31, 2018, related to the use of our naked credit as a source of income to release a portion of our valuation allowance.

The Company files federal, state and local income tax returns in the U.S. The Company is no longer subject to U.S. federal or State of Georgia tax examinations for years prior to fiscal 2016 and fiscal 2015, respectively. The Company is generally no longer subject to income tax examinations for years prior to fiscal 2015.

NOTE 17. BENEFIT PLANS

Until March 29, 2019, the Company sponsored a 401(k) plan, which provided retirement benefits to eligible employees. All employees were eligible once they reached age 21 years and completed one year of eligible service. The Company’s plan allowed eligible employees to contribute up to 20% of their eligible compensation, subject to applicable annual Internal Revenue Code of 1986, as amended, limits. The Company provided 20% matching on employee contributions, up to 5% of the employee’s contribution. Total matching contributions during the years ended December 31, 2019 and 2018 were approximately $1 thousand and $5 thousand, respectively.

NOTE 18. RELATED PARTY TRANSACTIONS

McBride Matters

On September 26, 2017, the Company entered into a Settlement Agreement and Mutual Release (the “McBride Settlement Agreement”), with William McBride III, our former Chief Executive Officer and director, pursuant to which, among  other things, and in lieu of any other rights or obligations under Mr. McBride’s employment agreement: (i) the Company agreed to pay Mr. McBride $60,000 in cash for wage claims; (ii) the Company issued to Mr. McBride an Unsecured Negotiable Promissory Note with an original principal amount of $300,000 (the “McBride Note”); (iii) Mr. McBride released the Company from all claims and liabilities, including those arising out of his employment, and his employment agreement, with the Company and his separation therefrom (but excluding claims to enforce the provisions of the McBride Settlement Agreement, the McBride Note and the indemnification provisions under his employment agreement); (iv) the Company released Mr. McBride from all claims and liabilities arising out of his employment, and his employment agreement, with the Company and his separation therefrom (excluding (a) claims for intentional tortious conduct, fraud or arising out criminal misconduct other than in connection with such separation (provided such claims were not known to, or reasonably discoverable by the Company), and (b) claims to enforce the provisions of the McBride Settlement Agreement and the restrictive covenants under the employment agreement); and (v) from after the effective date of the Settlement Agreement, the termination of Mr. McBride’s employment shall be deemed a resignation by Mr. McBride.

The McBride Note accrued interest at an annual rate of 4.0% and principal and interest was payable in 24 equal monthly installments of $13,027, which payments commenced on October 31, 2017 and ended on September 30, 2019. During the year ended December 31, 2019, the Company paid $117,247, to Mr. McBride, in full satisfaction of the McBride Settlement Agreement. See Note 9 – Notes Payable and Other Debt.

Rimland Matters

On May 13, 2019, the Company entered into a Settlement Agreement and Mutual Release (the “Rimland Settlement Agreement”), with Allan J. Rimland, our former Chief Executive Officer, Chief Financial Officer, President and director, who voluntarily resigned his employment effective October 17, 2017, pursuant to which, among other things, and in lieu of any other rights or obligations under Mr. Rimland’s employment agreement, the Company agreed to pay Mr. Rimland $85,000 in cash for claimed breach of employment agreement and for certain compensation alleged to be due and owing and Mr. Rimland released the Company from all claims and liabilities, including those arising out of his employment, and his employment agreement, with the Company (but excluding claims to enforce the provisions of the Rimland Settlement Agreement). The Rimland Settlement Agreement provided for two monthly payments of $25,000 paid by June 30, 2019, followed by three monthly payments of $11,667, paid during July 2019, August 2019 and September 2019.

Other than the items discussed above, there are no other material undisclosed related party transactions.

NOTE 19. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. The following is a summary of the material subsequent events.

Pandemic

As of March 23, 2020, two facilities the Company manages in Miami County, Ohio, have reported “presumptive positive” cases of COVID-19. The Centers for Disease Control & Prevention (“CDC”) will provide final confirmation of the cases. The Company is engaging in aggressive mitigation efforts in accordance with CDC and Ohio Department of Health guidelines to protect the health and safety of residents while respecting their rights. Additionally as of March 23, 2020, none of our other operators have reported any occurrences of COVID-19 in any of the buildings they are managing. Our operators have also reported to us that they currently have adequate supply levels, including appropriate quantities of Personal Protective Equipment for staff. Additionally as of the date of filing the Company has received no additional information.

As COVID-19 continues to spread throughout areas in which we operate, we believe the outbreak has the potential to have a material negative impact on our operating results and financial condition. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our operators, employees and vendors, and impact on the facilities we manage, all of which are uncertain and cannot be predicted.  Given these uncertainties, we cannot reasonably estimate the related impact to our business, operating results and financial condition.

Legal Proceedings

Dismissed Other Legal Matters

Ohio Attorney General Action. On January 15, 2020, the OAG voluntarily dismissed with prejudice all claims pending against the Company, certain subsidiaries of the Company and certain other parties, in the action they filed on October 27, 2016, in the Court of Common Pleas, Franklin County, Ohio. The lawsuit alleged that defendants submitted improper Medicaid claims for independent laboratory services for glucose blood tests and capillary blood draws and further alleged that defendants (i) engaged in deception, (ii) willfully received Medicaid payments to which they were not entitled or in a greater amount than that to which they were entitled, and (iii) obtained payments under the Medicaid program to which they were not entitled pursuant to their provider agreements and applicable Medicaid rules and regulations. The OAG sought, among other things, triple the amount of damages proven at trial (plus interest) and not less than $5,000 and not more than $10,000 for each deceptive claim or falsification. As previously disclosed, the Company received a letter from the OAG in February 2014 offering to settle its claims against the defendants for improper Medicaid claims related to glucose blood tests and capillary blood draws for a payment of approximately $1.0 million.

Settled Professional and General Liability Claim

On January 29, 2020, the Company executed a settlement in compromise of a disputed complaint filed in the Circuit Court of Pulaski County, in the State of Arkansas, by a former patient at one of our facilities, against the Company on May 16, 2017. The plaintiff alleged medical negligence and injury. The settlement, in exchange for dismissal of the case with prejudice, is for a total of $40,000, to be paid in  four monthly installments commencing February 2020.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this evaluation, management used the framework and criteria set forth in the report entitled Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.  Based on this evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10.    Directors, Executive Officers and Corporate Governance

Information about our Executive Officers

The following table sets forth certain information with respect to our executive officers and directors.

Name	Age	Position
Brent Morrison	44	Chief Executive Officer, President and Director
E. Clinton Cain	39	Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer
Michael J. Fox	42	Director
Kenneth W. Taylor	59	Director
David A. Tenwick	82	Director

Directors are elected at each of the Company’s annual meeting of shareholders to serve until the Company’s next annual meeting of shareholders.  The terms of the Company’s current directors expire at the Company’s 2020 annual meeting of shareholders. Executive officers serve at the discretion of the Board. See Part III, Item 11, “Executive Compensation Arrangements” for more information.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of our common stock (the “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership with the SEC. Reporting Persons are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that the Reporting Persons complied with all Section 16(a) filing requirements since January 1, 2019.

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

Item 11.    Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation awarded to, paid to or earned by or accrued for our principal executive officer and our other most highly compensated executive officers whose total compensation exceeded $100,000 for the years ended December 31, 2019 and December 31, 2018 (collectively, our “named executive officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		All Other Compensation ($)		Total ($)
Brent Morrison*	2019	270,000	45,000	—		61,136	(3)	376,136
Chief Executive Officer, President and Director
(principal executive officer)	2018	—	—	37,500	(2)	255,126	(4)	292,626
E. Clinton Cain**
Interim Chief Financial Officer, Senior Vice President and	2019	150,000	37,500	—		—		187,500
Chief Accounting Officer
(principal accounting officer)	2018	120,000	—	—		—		120,000

*Mr. Morrison, a director of the Company since October 2014, commenced serving as the Company’s Chief Executive Officer and President (and principal executive officer) on March 25, 2019 (when he became an employee) and was previously the Company’s Interim Chief Executive Officer and Interim President (and principal executive officer) from October 18, 2017.

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

(3)

Represents: (i) fees paid to Mr. Morrison as an non-employee director (prior to becoming an employee) for the year ended December 31, 2019 of $5,548; (ii) $10,588 reimbursed for travel and other out-of-pocket expenses in connection with his duties as Interim Chief Executive Officer and Interim President; and (iii) $45,000 paid for his services as Interim Chief Executive Officer and Interim President, prior to becoming an employee. See “Compensation Arrangements – With Executive Officers” below.

(4)

Represents: (i) fees paid to Mr. Morrison as a non-employee director for the year ended December 31, 2018 of $38,500; (ii) $36,626 reimbursed for travel and other out-of-pocket expenses in connection with his duties as Interim Chief Executive Officer and Interim President; and (iii) $180,000 paid for his services as Interim Chief Executive Officer and Interim President. See “Executive Compensation Arrangements” below.

Executive Compensation Arrangements

Mr. Morrison. Mr. Morrison, a director of the Company since October 2014, commenced serving as the Company’s Chief Executive Officer and President (and principal executive officer) on March 25, 2019 and Interim Chief Executive Officer and Interim President (and principal executive officer) since October 18, 2017.

On November 17, 2017, the Board and the Compensation Committee of the Board determined that Mr. Morrison shall receive, as compensation for his service as a non-employee Interim Chief Executive Officer and Interim President, a cash payment in the amount of $15,000 per month, without withholdings, payable on a date to be determined by Mr. Morrison, as well as reimbursement for reasonable travel and other out-of-pocket expenses incurred by Mr. Morrison in connection with the performance of his duties as Interim Chief Executive Officer and Interim President.

On March 25, 2019, upon the Board’s appointment of Mr. Morrison as the Company’s Chief Executive Officer and President, the Board and the Compensation Committee determined that that Mr. Morrison’s current compensation plan will remain place, with withholdings as an employee, until the Company negotiates and executes an Employment Agreement with Mr. Morrison.

On June 3, 2019, the Board approved a one-time bonus equal to three months of his current salary in the amount of $45,000 paid upon the closing of the four building sale to MED Healthcare Partners, LLC and upon repayment of the amounts owed to Pinecone Reality Partners II, LLC.

E. Clinton Cain.  Mr. Cain commenced serving as the Company’s Interim Chief Executive Officer and Senior Vice President on October 18, 2017. On February 4, 2016 the Board appointed Mr. Cain as the Company’s Senior Vice President, Chief Accounting Officer and Controller.

On June 3, 2019, the Board approved a one-time bonus equal to three months of his current salary in the amount of $37,500 paid upon the closing of the four building sale to MED Healthcare Partners, LLC and upon repayment of the amounts owed to Pinecone Reality Partners II, LLC.

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

Retirement Programs

Our retirement programs were designed to facilitate the retirement of employees, including our named executive officers, who have performed for us over the long term. Until March 29, 2019 we maintained a 401(k) plan with a match of 20% of the first 5% of an employee’s contribution as well as non-qualified employee stock purchase program. The terms of these plans are essentially the same for all employees. Our named executive officers participated in the plans on the same basis as all other employees. We do not provide our named executive officers any special retirement benefits.

Outstanding Equity Awards at Fiscal Year-End Table

The Outstanding Equity Awards at Fiscal Year-End table below sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2019:

	OPTION AWARDS*				STOCK AWARDS*
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)— Unexercisable	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Award: Total Number of Unearned Shares, Units or Other Rights that have Not Vested		Equity Incentive Plan Award: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested
Brent Morrison, Chief Executive Officer, President and Director**	4,323	—	$46.80	12/17/2024	7,635	(1)	$10,689
(principal executive officer)
E. Clinton Cain, Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer***	375	—	$51.60	4/17/2023	—		$—
(principal financial officer and principal accounting officer)

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

Director Compensation

Director Compensation and Reimbursement Arrangements

On March 13, 2020, the Board and the Compensation Committee approved the Company’s director compensation plan for the year ending December 31, 2020. Pursuant to this plan, 2020 director fees for all directors (excluding Mr. Morrison), were set at $24,000 payable in cash in monthly payments of $2,000.00.

On February 27, 2019, the Board and the Compensation Committee approved the Company’s director compensation plan for the year ended December 31, 2019. Pursuant to this plan, 2019 director fees for all directors (including Mr. Morrison, pro-rata until March 24, 2019), were set at $24,000 payable in cash in monthly payments of $2,000.00 for all months through December 2019, with some flexibility in the timing of payments from month to month based on the discretion of management.

In addition, each director (including Mr. Morrison until March 24, 2019) also received, or will receive, a payment of $1,000 in cash for each in-person Board meeting attended during the year ended December 31, 2019 and ending December 31, 2020.  Directors are also reimbursed for travel and other out-of-pocket expenses in connection with their duties as directors.

Director Compensation Table

The following table sets forth information regarding compensation paid to our non-employee directors for the year ended December 31, 2019. Directors who are employed by us do not receive any compensation for their activities related to serving on the Board:

Name	Fees earned or paid in cash $	Stock awards $	All other compensation (1) $	Total $
Michael J. Fox	24,000	—	1,000	25,000
Kenneth W. Taylor	24,000	—	4,000	28,000
David A. Tenwick	24,000	—	1,000	25,000

See Part III, Item 11., “Executive Compensation – Summary Compensation Table” for a description of the compensation arrangements for Mr. Morrison, a director of the Company and Chief Executive Officer and President effective March 25, 2019, and previously Interim Chief Executive Officer and Interim President effective October 18, 2017.

(1)	The amounts set forth reflect amounts reimbursed for in person attendance of board meetings and the associated other out-of-pocket expenses in connection with their duties as directors.

The number of outstanding exercisable and unexercisable options and warrants, and the number of unvested shares of restricted stock held by each of our non-employee directors as of December 31, 2018 are shown below:

	As of December 31, 2019
	Number of Shares Subject to Outstanding Options or Warrants (1)		Number of Shares of Unvested (1)
Director	Exercisable	Unexercisable	Restricted Stock
Michael J. Fox (2)	6,129	—	7,635
Kenneth W. Taylor (3)	—	—	6,347
David A. Tenwick (4)	2,315	—	7,635

(1)

Reflects our one-for-twelve Reverse Stock Split that became effective on December 31, 2018. See Part II, Item 8, Financial Statements and Supplemental Data, Note 1 – Summary of Significant Accounting Policies for further information.

(2)

Includes: (i) options to purchase 1,806 shares of common stock, with an expiration date of January 1, 2024, at an exercise price of $48.72 per share; (ii) options to purchase 4,323 shares of common stock, with an expiration date of December 17, 2024, at an exercise price of $46.80 per share; (iii) the restricted stock grant of 7,635 shares of which vested/(vests) as follows: (a) 4,158 shares on January 1, 2020; and (b) 3,477 shares on January 1, 2021.

(3)	Represents a restricted stock grant of 6,347 shares of common stock which vests as to one-half of the shares on January 1, 2020 and January 1, 2021.
(4)

Includes: (i) options to purchase 2,315 shares of common stock, with an expiration date of January 1, 2024, at an exercise price of $48.72 per share; (ii) the restricted stock grant of 7,635 shares of which vested/(vests) as follows: (a) 4,158 shares on January 1, 2020; and (b) 3,477 shares on January 1, 2021.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

The following table furnishes information, as of March 11, 2020, as to shares of the common stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of the common stock, (ii) each of our directors and our named executive officers identified in Part III, Item 11., “Executive Compensation - Summary Compensation Table” of this Annual Report; and (iii) our directors and executive officers as a group. As of March 11, 2020, there were 1,688,219 shares of common stock outstanding.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (a) (2)		Percent of Outstanding Common Stock (3)
5% Beneficial Owners (Excluding Directors and Named Executive Officers):
Christopher Brogdon (4)	85,390	(6)	5.1%
Connie B. Brogdon (5)	85,390	(7)	5.1%
Directors and Named Executive Officers:
Michael J. Fox	84,122	(8)	5.0%
David A. Tenwick	54,301	(9)	3.2%
Brent Morrison	19,817	(10)	1.2%
Kenneth W. Taylor	9,562	(11)	*
E. Clinton Cain**	1,025	(12)	*
All Directors and Executive Officers as a Group:	168,827		9.9%

(a)

Reflects our one-for-twelve Reverse Stock Split that became effective on December 31, 2018. See Part II, Item 8, Financial Statements and Supplemental Data, Note 1 – Summary of Significant Accounting Policies for further information.

*	Less than one percent.
**	Mr. Cain commenced serving as the Company’s Interim Chief Financial Officer (and principal financial officer) on October 18, 2017.
(1)	The address for each of our directors and executive officers is c/o Regional Health Properties, Inc., 454 Satellite Boulevard NW, Suite 100, Suwanee, Georgia 30024.
(2)	Except as otherwise specified, each individual has sole and direct beneficial voting and dispositive power with respect to shares of the common stock indicated.
(3)	Percentage is calculated based on 1,688,219 shares of common stock outstanding as of March 11, 2020.
(4)	The address for Mr. Brogdon is 88 West Paces Ferry Road N.W., Atlanta, Georgia 30305.
(5)	The address for Ms. Brogdon is 88 West Paces Ferry Road N.W., Atlanta, Georgia 30305.
(6)

Includes: (i) 20,044 shares of common stock held directly by Mr. Brogdon; and (ii) 65,346 shares of common stock held by Connie B. Brogdon (his spouse). Share information is based on a Form 4 filed with the SEC on December 17, 2014 and other information known to the Company.

(7)

Includes: (i) 20,044 shares of common stock held directly by Mr. Brogdon (her spouse); and (ii) 65,346 shares of common stock held by Ms. Brogdon. Share information is based on a Form 4 filed with the SEC on December 2, 2014 and other information known to the Company.

(8)

The information set forth in this table regarding Michael J. Fox is based on a Schedule 13 D/A filed with the SEC on April 4, 2017 and other information known to the Company. Includes: (i) 15,493 shares of common stock held directly by Mr. Fox; (ii) 62,500 shares of common stock held by affiliates of Mr. Fox; (iii) options to purchase 1,806 shares of common stock held directly by Mr. Fox at an exercise price of $48.72 per share; and (iv) options to purchase 4,323 of common stock held directly by Mr. Fox at an exercise price of $46.80 per share. See Part III, Item 10, “Directors, Executive Officers and Corporate Governance - Arrangements with Directors Regarding Election/Appointment. Of this Annual Report”

(9)	Includes: (i) 51,986 shares of common stock held by Mr. Tenwick; and (ii) options to purchase 2,315 shares of common stock at an exercise price of $48.72 per share.
(10)	Includes: (i) 15,494 shares of common stock held by Mr. Morrison; and (ii) options to purchase 4,323 shares of common stock held by Mr. Morrison at an exercise price of $46.80 per share.
(11)	Includes 9,562 shares of common stock held by Mr. Taylor.
(12)	Includes: (i) 650 shares of common stock held by Mr. Cain; and (ii) options to purchase 375 shares of common stock held by Mr. Cain at an exercise price of $51.60 per share.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2019, with respect to shares of the common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval. The information includes the number of shares covered by and the weighted average exercise price of outstanding options and warrants and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights. A one-for-twelve Reverse Stock Split became effective on December 31, 2018 for all issued and outstanding shares, including amounts authorized for issuance under the equity incentive plans. Accordingly, all share and per share amounts have been adjusted to reflect this Reverse Stock Split for all periods presented.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants	Weighted -Average Exercise Price of Outstanding Options, Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	15,066	$47.77	19,421
Equity compensation plans not approved by security holders (2)	57,552	$52.09
Total	72,618	$51.19	19,421

(1)	Represents options issued pursuant to the Company’s 2011 Stock Incentive Plan, which was approved by our shareholders.
(2)

Represents warrants issued outside of our shareholder approved plan as described below. The warrants listed below contain certain anti-dilution adjustments and, therefore, were adjusted for stock dividends in October 2010, October 2011, and October 2012, if and as applicable. The share numbers and exercise prices below reflect all such applicable adjustments.

•

On December 19, 2011, we issued to David Rubenstein, as inducement to become our Chief Operating Officer, ten-year warrants, which as of December 31, 2019 represent the right to purchase an aggregate 14,583 shares of common stock at exercises prices per share ranging from $47.16 to $54.96, and may be exercised for cash or on a cashless exercise basis. All such warrants are fully vested.

•

On December 28, 2012, we issued to Strome Alpha Offshore, Ltd., as partial consideration for providing certain financing to the Company, a ten-year warrant to purchase 4,167 shares of common stock at an exercise price per share of $45.60. Such warrant is fully vested.

•

On May 15, 2013, we issued to Ronald W. Fleming, as an inducement to become our then Chief Financial Officer, a ten-year warrant, which as of December 31, 2019, represents the right to purchase 1,945 shares of common stock at an exercise price of $70.80, and may be exercised for cash or on a cashless exercise basis. Such warrant is fully vested.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Letter Agreement with Brogdon. On March 3, 2014, the Company and certain of its subsidiaries entered into a letter agreement (the “Letter Agreement”), as amended from time to time, with Mr. Brogdon and entities controlled by him, pursuant to which, among other things: (i) the parties agreed to terminate the management agreements between subsidiaries of the Company and certain Brogdon entities and (ii) Mr. Brogdon executed a promissory note in favor of the Company with an original principal amount of $523,663. The promissory note (“Brogdon Note”) was originally payable in five equal monthly installments commencing on September 1, 2014 and ending on December 31, 2014. Subsequent to the Letter Agreement principal amounts were modified based on affiliate current account balances relating to items such a property taxes, receipts from sales of underlying property and other charges owing.

On November 10, 2016, the Company and certain of its subsidiaries entered into an amendment to the Letter Agreement with Mr. Brogdon and entities controlled by him including Riverchase Village ADK, LLC (“Riverchase”), pursuant to which the Company agreed to extend the maturity date to December 31, 2017 for amounts owed under the Brogdon Note. Upon maturity the principal due and payable under the Brogdon Note was $268,663 issued by Mr. Brogdon to the Company and $95,000 issued by Riverchase to the Company. During the twelve months ended December 31, 2019, the Company evaluated that it would be unprofitable for the Company to continue to pursue settlement of the fully provisioned outstanding balances following Mr. Brogdon and his wife’s Chapter 11 voluntary bankruptcy petition filed on September 15, 2017 in the United States Bankruptcy Court for the Northern District of Georgia.

Personal Guarantor on Loan Agreements. Mr. Brogdon serves as personal guarantor on one certain loan agreement entered into by the Company prior to 2015. At December 31, 2019 and December 31, 2018, the total outstanding principal owed under such loan agreements was approximately $5.2 million and $5.4 million, respectively.

For a description of arrangements with Mr. Fox (a director of the Company, see “Arrangements with Directors Regarding Election/Appointment” in Part III, Item 10.  - Directors, Executive Officers and Corporate Governance of this Annual Report.

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

Director Independence

The NYSE American listing standards for smaller reporting companies require that at least 50% of the members of a listed company’s Board qualify as “independent,” as defined under NYSE American rules and as affirmatively determined by the company’s Board. After review of all the relevant transactions and relationships between each director (and his family members) and the Company, senior management and our independent registered public accounting firm, the Board affirmatively determined that at all times during the year ended December 31, 2019, and through the date of filing this Annual Report, the following directors (while serving as such) were independent within the meaning of applicable NYSE American rules: Messrs. Fox, Tenwick and Taylor.

For purposes of determining the independence of Mr. Fox, the Board considered the Fox Agreement. See “Arrangements with Directors Regarding Election/Appointment” in Part III, Item 10.  - Directors, Executive Officers and Corporate Governance of this Annual Report.

Item 14.    Principal Accountant Fees and Services

Pursuant to appointment by the Audit Committee, Cherry Bekaert, LLP (“Cherry Bekaert”) has audited the financial statements of the Company and its subsidiaries for the years ended December 31, 2019 and 2018, respectively.

The following table sets forth the aggregate fees that Cherry Bekaert and KPMG LLP (“KPMG”) billed to the Company for the years ended December 31, 2019 and 2018, respectively. All of the fees were approved by the Audit Committee in accordance with its policies and procedures.

	Year Ended December 31,
(Amounts in 000's)	2019	2018
Audit fees (total)(1)	$231	$120
Audit-related fees (total)(2)	—	—
Tax fees	—	—
All other fees	—	—
Cherry Bekaert Total fees	231	120

Audit fees (total)(1)	$—	$85
Audit-related fees (total)(2)	—	13
Tax fees	—	—
All other fees	—	—
KPMG Total fees	$—	$98

(1)

Billed Audit fees include fees associated with professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q for the three months ended March 30, 2018, prior to the dismissal of KPMG following a competitive review process.

(2)	Billed Audit related fees include fees for additional services related to acquisitions, registration statements and other regulatory filings.

Pre-Approval Policy

The Audit Committee is required to pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the Audit Committee prior to completion of the audit. The Audit Committee pre-approved all of the non-audit services provided by our independent registered public accounting firm in 2019 and 2018.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.    The following financial statements of Regional Health Properties, Inc. and its Subsidiaries are included in Part II, Item 8 of this Annual Report.

(i)	Consolidated Balance Sheets—December 31, 2019 and 2018;
(ii)	Consolidated Statements of Operations—Years ended December 31, 2019 and 2018;
(iii)	Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2019 and 2018;
(iv)	Consolidated Statements of Cash Flows—Years ended December 31, 2019 and 2018; and
(v)	Notes to Consolidated Financial Statements.

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

Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014
4.25	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Incorporated by reference to Exhibit 10.23 of the Registrant’s annual report on form 10-KSB as amended March 31, 2008
4.26	Registration Rights Agreement, dated March 31, 2015, by and among AdCare Health Systems, Inc. and the Purchasers of the Company’s 10% Convertible Subordinated Notes Due April 30, 2017	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
4.29*	Unsecured Promissory Note, pursuant to Settlement Agreement dated September 26, 2017, effective October 4, 2017 by and between Regional Health Properties Inc., and William McBride, III	Incorporated by reference to Exhibit 4.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 14, 2017

Exhibit No.	Description	Method of Filing
10.1*	Employment Agreement between AdCare Health Systems, Inc. and David A. Tenwick, dated September 1, 2008	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed September 8, 2008
10.2	Regulatory Agreement and Mortgage Note between The Pavilion Care Center, LLC and Red Mortgage Capital, Inc., in the original amount of $2,108,800 dated November 27, 2007	Incorporated by reference to Exhibit 10.24 of the Registrant’s annual report on form 10-KSB as amended March 31, 2008
10.3	Regulatory Agreement and Mortgage Note between Hearth & Care of Greenfield and Red Mortgage Capital, Inc., in the original amount of $2,524,800 dated July 29, 2008	Incorporated by reference to Exhibit 10.31 of the Registrant’s annual report on form 10-K filed March 31, 2009
10.4	Loan Agreement and Secured Promissory Note between Coosa Nursing ADK, LLC, and Metro City Bank in the original amount of $7,500,000 dated September 30, 2010	Incorporated by reference to Exhibits 10.1 and 10.2 of the Registrant’s Form 8-K filed October 6, 2010
10.5	Mt. Kenn Property Holdings, LLC Deed to Secure Debt, Assignment of Rents and Security Agreement dated April 29, 2011	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 5, 2011
10.6	CP Property Holdings, LLC Loan Agreement dated May 27, 2011	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 6, 2011
10.7	Form of Promissory Note, issued by Mount Trace Nursing ADK, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2011
10.8	Amendment, dated June 22, 2011, between Hearth & Home of Ohio, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 28, 2011
10.9	Guaranty, dated May 26, 2011, made by Christopher F. Brogdon	Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.10	Guaranty, dated May 26, 2011, made by Connie B. Brogdon	Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.11	Commercial Guaranty, dated May 25, 2011,made by Christopher F. Brogdon	Incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.12	Commercial Guaranty, dated May 25, 2011, made by Connie B. Brogdon	Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.13	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10	Incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.14	Term Note, dated July 27, 2011, made by Erin Property Holdings, LLC in favor of Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

Exhibit No.	Description	Method of Filing
10.15	Note, dated July 27, 2011, made by Erin Property Holdings, LLC, in favor of Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.16	Term Loan Agreement, dated July 27, 2011, among Erin Property Holdings, LLC, Erin Nursing, LLC, AdCare Health Systems, Inc. and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.17	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.18	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.19	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.20	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.21	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.22	Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.23	Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.24	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.25	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.26	Guaranty, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

Exhibit No.	Description	Method of Filing
10.27	Guaranty, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan	Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.28	Unconditional Guaranty Business and Industry Guarantee Loan Program, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.29	Unconditional Guarantee Business and Industry Guarantee Loan Program, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan	Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.30	Unconditional Guarantee, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.31	Unconditional Guarantee, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the SBA Loan	Incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.32	Escrow Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Bank of Atlanta, and Bank of Atlanta as Escrow Agent, with respect to the USDA Loan and the SBA Loan	Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.33	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.34	Loan Agreement, dated September 6, 2011, by and between CP Property Holdings, LLC; CP Nursing, LLC; and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.35	Promissory Note, dated September 6, 2011, issued by CP Property Holdings, LLC, in favor of Economic Development Corporation of Fulton County, in the amount of $2,034,000	Incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.36	Deed to Secure Debt and Security Agreement, made an entered into September 6, 2011, by and between CP Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
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

Incorporated by reference to Exhibit 10.142 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015

Exhibit No.	Description	Method of Filing
10.169	Master Sublease Agreement, dated June 18, 2016, by and among ADK Georgia, LLC, OS Tybee, LLC, SB Tybee, LLC and JV Jeffersonville, LLC	Incorporated by reference to Exhibit 10.4 of the AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016
10.170	Promissory Note, dated July 6, 2016, issued by OS Tybee, LLC, SB Tybee, LLC and JV Jeffersonville, LLC, in favor of AdCare Health Systems, Inc., in the amount of $1,000,000	Incorporated by reference to Exhibit 10.5 of the AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016
10.171	Security Agreement, dated July 6, 2016, by and among ADK Georgia, LLC, OS Tybee, LLC, SB Tybee, LLC and JV Jeffersonville, LLC	Incorporated by reference to Exhibit 10.6 of the AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016
10.172	Promissory Note, dated September 30, 2016, issued by JS Highland Holdings LLC in favor of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 99.1 of the AdCare Health Systems, Inc. Current Report on Form 8-K filed on October 11, 2016
10.173	Guaranty Agreement, dated September 30, 2016, executed by Joseph Schwartz and Roselyn Schwartz in favor of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 99.2 of the AdCare Health Systems, Inc. Current Report on Form 8-K filed on October 11, 2016
10.174	Second Amendment to Second Amended and Restated Note, dated November 10, 2016, by and between Christopher F. Brogdon and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.7 of the AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016
10.175	First Amendment to Promissory Note, dated September 19, 2016, by and between QC Property Holdings, LLC, and Congressional Bank.	Incorporated by reference to Exhibit 10.8 of the AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016
10.176	Mortgage Refinance Agreement, insured by HUD by and between AdCare Health Systems, Inc. in favor of KeyBank National Association	Incorporated by reference to item 1.01 of the AdCare Health Systems, Inc. Current Report on Form 8-K filed December 19, 2016.
10.177	Lease Agreement, dated March 22, 2017, by and between Meadowood Property Holdings, LLC and CRM of Meadowood, LLC	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10.178	Amendment to Promissory Note, dated April 7, 2017, issued by OS Tybee, LLC, SB Tybee, LLC and JV Jeffersonville, LLC, in favor of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10.179	Loan Agreement, dated May 1, 2017, between Meadowood Property Holdings, LLC and the Exchange Bank of Alabama in the original amount of $4.1 million	Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10.180	Guaranty Agreement, dated April 6, 2017, executed by AdCare Health Systems, Inc., in favor of Congressional Bank, a Maryland chartered commercial bank	Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017

Exhibit No.	Description	Method of Filing
10.181	At Market Issuance Sales Agreement, dated May 26, 2017, between AdCare Health Systems, Inc. and JMP Securities LLC.	Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on May 26, 2017
10.182	Amendment to Loan Agreement Issued September 27, 2013, dated August 10, 2017, by and between QC Property Holdings, LLC and the Congressional Bank, a Maryland chartered commercial bank	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
10.183	Amendment to Loan Agreement Issued December 31, 2012, dated July 31, 2017, by and between Northwest Property Holdings, LLC and the First Commercial Bank	Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
10.184	Settlement Agreement, Mutual Release and Form of Unsecured Promissory Note, dated September 26, 2017 by and between AdCare Health Systems Inc., and William McBride, III	Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017
10.185	Joinder and First Amendment to Guarantee Issued May 30, 2018, dated May 30, 2018, by and among AdCare Health Systems Inc., Regional Health Properties Inc., and Congressional Bank.	Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017
10.186	Joinder and First Amendment to Guarantee Issued May 30, 2018, dated May 30, 2018, by and among AdCare Health Systems Inc., Regional Health Properties Inc., and Exchange Bank of Alabama	Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017
10.187	Affirmation and Assumption of Loan Documents, Limited Guarantees and Security Agreements Issued May 30, 2018, by and Between Regional Health Properties, Inc., and Red Mortgage.	Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017
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
10.202

Amended and Restated Forbearance Agreement dated December 31, 2018 among CP Property Holdings, LLC, Northwest Property Holdings, LLC and Attalla Nursing ADK, LLC as Borrowers, Hearth & Home of Ohio, Inc., as Guarantor, AdCare Property Holdings, LLC, as Guarantor and Borrower, Regional Health Properties, Inc., as Guarantor, and Pinecone Reality Partners II, LLC as Lender

Incorporated by reference to Exhibit 10.202 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
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

Incorporated by reference to Exhibit 10.205 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
10.206	Sublease Agreement, dated as of November 30, 2018, by and between Regional Health Properties, Inc. and Miami COV SNF, Inc.	Incorporated by reference to Exhibit 10.206 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
10.207	Sublease Agreement, dated as of November 30, 2018, by and between RMC HUD Master Tenant, LLC and Greenfield SNF, Inc.	Incorporated by reference to Exhibit 10.207 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
10.208	Sublease Agreement, dated as of November 30, 2018, by and between RMC HUD Master Tenant, LLC and Sidney SNF, Inc.	Incorporated by reference to Exhibit 10.208 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
10.209	Sublease Agreement, dated as of November 30, 2018, by and between Eaglewood Village, LLC and Springfield Clark ALF, Inc.	Incorporated by reference to Exhibit 10.209 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
10.210	Sublease Agreement, dated as of November 30, 2018, by and between 2014 HUD Master Tenant, LLC and Springfield SNF, Inc.	Incorporated by reference to Exhibit 10.210 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
10.211

Guaranty, dated as of December 1, 2018, by and between Regional Health Properties, Inc. and Miami COV SNF, Inc., Greenfield SNF, Inc., Sidney SNF, Inc., Springfield Clark ALF Inc. and Springfield SNF, Inc.

Incorporated by reference to Exhibit 10.211 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
10.212	Forbearance Agreement, dated as of January 11, 2019, by and between Covington Realty, LLC and Regional Health Properties, Inc.	Incorporated by reference to Exhibit 10.212 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

Exhibit No.	Description	Method of Filing
10.213	Lease Termination Agreement, dated as of January 15, 2019, by and between Bonterra/Parkview Inc. and ADK Bonterra/Parkview, LLC.	Incorporated by reference to Exhibit 10.213 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
10.214	Second Amendment to Sublease Agreement, dated as of February 15, 2019, by and between ADK Georgia, LLC. and 3460 Powder Springs Road Associates, L.P.	Incorporated by reference to Exhibit 10.214 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
10.215	Second Amendment to Sublease Agreement, dated as of February 15, 2019, by and between ADK Georgia, LLC. and 3223 Falligant Avenue Associates, L.P.	Incorporated by reference to Exhibit 10.215 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
10.216	Lease Agreement, dated as of February 28, 2019, by and between Mountain Trace Nursing ADK, LLC and Vero Health X, LLC.	Incorporated by reference to Exhibit 10.216 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
10.217	Third Amendment to Sublease Agreement, dated as of March 13, 2019, by and between ADK Georgia, LLC. and 3460 Powder Springs Road Associates, L.P.	Incorporated by reference to Exhibit 10.217 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
10.218	Third Amendment to Sublease Agreement, dated as of February 15, 2019, by and between ADK Georgia, LLC. and 3223 Falligant Avenue Associates, L.P.	Incorporated by reference to Exhibit 10.218 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
10.219	Settlement Agreement and Release, dated as of March 13, 2019, by and between Regional Health Properties, Inc. and Chapter 7 Trustee.	Incorporated by reference to Exhibit 10.219 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
10.220

Purchase and Sale Agreement dated as of April 15, 2019, by and between Northwest Property Holdings, LLC, QC Property Holdings, LLC, Attalla Nursing ADK, LLC, and CP Property Holdings, LLC, and Attalla Realty LLC, College Park Realty LLC, Quail Creek Realty LLC, and Northwest Realty LLC

Incorporated by reference to Exhibit 2.0 of the Registrant’s Current Report on Form 8-K filed August 7, 2019
10.221

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
10.222

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
10.223

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
10.224

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
10.225

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
10.226

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
10.227

Waiver and Release Agreement dated September 30, 2019 among CP Property Holdings, LLC, Northwest Property Holdings, LLC and Attalla Nursing ADK, LLC as Borrowers, Hearth & Home of Ohio, Inc., as Guarantor, AdCare Property Holdings, LLC, as Guarantor and Borrower, Regional Health Properties, Inc., as Guarantor, and Pinecone Reality Partners II, LLC as Lender

Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2019
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
March 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ BRENT MORRISON
Brent Morrison	Director, Chief Executive Officer, and President (Principal Executive Officer)	March 27, 2020

/s/ E. CLINTON CAIN
E. Clinton Cain	Interim Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2020

/s/ MICHAEL J. FOX
Michael J. Fox	Director	March 27, 2020

/s/ DAVID A. TENWICK
David A. Tenwick	Director	March 27, 2020

/s/ KENNETH W. TAYLOR
Kenneth W. Taylor	Director	March 27, 2020