Form 10-Q
period 2020-03-31
REGIONAL HEALTH PROPERTIES, INC
filed 2020-06-11
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 31, 2020:  1,688,219 shares of common stock, no par value, were outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I.  Financial Information

Item 1.	Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Property and equipment, net	$54,175	$54,672
Cash	3,990	4,383
Restricted cash	3,320	3,655
Accounts receivable, net of allowance of $662 and $615	1,410	963
Prepaid expenses and other	336	249
Notes receivable	840	840
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	340	462
Right-of-use operating lease assets	36,425	37,287
Goodwill	1,585	1,585
Lease deposits and other deposits	517	517
Straight-line rent receivable	6,954	6,674
Total assets	$112,363	$113,758
LIABILITIES AND EQUITY
Senior debt, net	$48,056	$48,415
Bonds, net	6,421	6,409
Other debt, net	509	539
Accounts payable	3,538	3,699
Accrued expenses	2,406	2,613
Operating lease obligation	38,455	39,262
Other liabilities	1,237	1,078
Total liabilities	100,622	102,015
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,688 issued and outstanding at March 31, 2020 and December 31, 2019	62,004	61,992
Preferred stock, no par value; 5,000 shares authorized; 2,812 shares issued and outstanding, redemption amount $70,288 at March 31, 2020 and December 31, 2019	62,423	62,423
Accumulated deficit	(112,686)	(112,672)
Total stockholders’ equity	11,741	11,743
Total liabilities and stockholders’ equity	$112,363	$113,758

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental revenues	$4,297	$5,138
Management fees	244	239
Other revenues	7	47
Total revenues	4,548	5,424
Expenses:
Facility rent expense	1,640	1,726
Cost of management fees	151	159
Depreciation and amortization	776	1,023
General and administrative expense	877	926
Recovery of doubtful accounts	(2)	(172)
Other operating expenses	224	408
Total expenses	3,666	4,070
Income from operations	882	1,354
Other expense (income):
Interest expense, net	715	1,654
Loss on extinguishment of debt	—	333
Gain on disposal of assets	—	(690)
Other expense, net	144	7
Total other expense, net	859	1,304
Income from continuing operations before income taxes	23	50
Income tax expense	—	44
Income from continuing operations	23	6
(Loss) income from discontinued operations, net of tax	(37)	178
Net (loss) income	(14)	184
Preferred stock dividends - undeclared	(2,249)	(2,249)
Net Loss attributable to Regional Health Properties, Inc. common stockholders	$(2,263)	$(2,065)
Net Loss per share of common stock attributable to Regional Health Properties, Inc.
Basic and diluted:
Continuing operations	$(1.32)	$(1.33)
Discontinued operations	$(0.02)	$0.11
	$(1.34)	$(1.22)
Weighted average shares of common stock outstanding:
Basic and diluted	1,688	1,688

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

(Unaudited)

For the Three Months ended March 31, 2020	Shares of Common Stock	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2019	1,688	2,812	$61,992	$62,423	$(112,672)	$11,743
Stock-based compensation	—	—	12	—	—	12
Net loss	—	—	—	—	(14)	(14)
Balances, March 31, 2020	1,688	2,812	$62,004	$62,423	$(112,686)	$11,741

For the Three Months ended March 31, 2019	Shares of Common Stock	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2018	1,688	2,812	$61,900	$62,423	$(118,172)	$6,151
Stock-based compensation	—	—	27	—	—	27
Net income	—	—	—	—	184	184
Balances, March 31, 2019	1,688	2,812	$61,927	$62,423	$(117,988)	$6,362

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(14)	$184
Loss (income) from discontinued operations, net of tax	37	(178)
Income from continuing operations	23	6
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	776	1,023
Interest paid in kind	—	178
Stock-based compensation expense	12	27
Rent expense in excess of cash paid	55	75
Rent revenue in excess of cash received	(283)	(428)
Amortization of deferred financing costs, debt discounts and premiums	33	53
Loss on debt extinguishment	—	333
Gain on disposal of assets	—	(690)
Bad debt recovery	(2)	(172)
Deferred tax expense	—	44
Changes in operating assets and liabilities:
Accounts receivable	(443)	346
Prepaid expenses and other	(57)	50
Other assets	—	(155)
Accounts payable and accrued expenses	(7)	(566)
Other liabilities	163	(7)
Net cash provided by operating activities - continuing operations	270	117
Net cash used in operating activities - discontinued operations	(405)	(282)
Net cash used in by operating activities	(135)	(165)
Cash flows from investing activities:
Proceeds from disposal of lease assets, net	—	1,192
Purchase of property and equipment	(157)	(87)
Net cash (used in) provided by investing activities - continuing operations	(157)	1,105
Net cash (used in) provided by investing activities	(157)	1,105
Cash flows from financing activities:
Repayment on notes payable	(436)	(1,410)
Repayment on bonds payable	—	(243)
Debt extinguishment, forbearance and issuance costs	—	(466)
Net cash used in financing activities - continuing operations	(436)	(2,119)
Net cash used in financing activities - discontinued operations	—	(34)
Net cash used in by financing activities	(436)	(2,153)
Net change in cash and restricted cash	(728)	(1,213)
Cash and restricted cash, beginning	8,038	6,486
Cash and restricted cash, ending	$7,310	$5,273

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash interest paid	$689	$1,434
Non-cash proceeds from vendor-financed insurance	$27	$246
Non-cash proceeds from finance lease to purchase fixed assets	$—	$26

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2020

NOTE 1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Regional Health Properties, Inc., a Georgia corporation (“Regional Health” or “Regional” and, together with its subsidiaries, the “Company” or “we”), is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living. The Company’s business primarily consists of leasing and subleasing healthcare facilities to third-party tenants, which in turn operate the facilities. The operators of the Company’s facilities provide a range of healthcare services to their patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

As of March 31, 2020, the Company owned, leased, or managed for third parties 24 facilities, primarily in the Southeast United States. Of the 24 facilities, the Company: (i) leased 10 skilled nursing facilities (which the Company owns), and subleased nine skilled nursing facilities (which the Company leases), to third-party tenants; (ii) leased two assisted living facilities (which the Company owns) to third-party tenants; and (iii) managed, on behalf of third-party owners, two skilled nursing facilities and one independent living facility. See Note 7 – Leases, herein, and Note 7 – Leases in Part II, Item 8, “Financial Statements and Supplemental Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 27, 2020 (the “Annual Report”), for a more detailed description of the Company’s leases.

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

Regional Health is successor to, and a former wholly owned subsidiary of, AdCare Health Systems, Inc. (“AdCare”). On September 29, 2017, AdCare merged (the “Merger”) with and into Regional Health, which was formed as a subsidiary of AdCare for the purpose of the Merger, with Regional Health continuing as the surviving corporation in the Merger. For a description of the Merger, see Part II, Item 8, “Financial Statements and Supplemental Data”, Note 1 – Summary of Significant Accounting Policies included in the Annual Report.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results that may be expected for the fiscal year. The consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the unaudited consolidated financial statements in this Quarterly Report together with the historical audited consolidated financial statements of the Company for the year ended December 31, 2019, included in the Annual Report. See Part II, Item 8, “Financial Statements and Supplementary Data”, Note 1 – Summary of Significant Accounting Policies included in the Annual Report, for a description of all significant accounting policies. During the three months ended March 31, 2020, there were no material changes to the Company’s policies.

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business in the quarter ended March 31, 2020, and we expect will continue to adversely affect our business in the quarter ending June 30, 2020 and beyond, for a variety of reasons, including those discussed below and elsewhere in this Quarterly Report.

Our tenants’ operations have been, and we expect will continue to be, materially and adversely affected by the COVID-19 pandemic due to, among other things, decreased occupancy and increased operating costs (including costs due to the implementation of additional safety protocols and procedures, purchases of personal protective equipment, increased staffing to allow facilities to adhere to social distancing and infection control protocols, and premium pay and incentive pay for the staff), which may affect our tenants’ ability to make rental payments to us pursuant to their lease agreements.

The COVID-19 pandemic also could cause temporary closures of nursing facilities, operated by our tenants, which also may affect our tenants’ ability to make rental payments to us pursuant to their lease agreements. In addition, our tenants’ operations could be further disrupted if any of their employees, or the employees of their vendors, have, or are suspected of having, COVID-19. This could cause, and in some cases have caused, our tenants or their vendors to experience staffing shortages, and this could potentially require our tenants and their vendors to close parts of or entire facilities, distribution centers, or other buildings to disinfect any affected areas.

We could also be adversely affected if government authorities impose upon our tenants, or their vendors, certain restrictions due to COVID-19. These restrictions may be in the form of mandatory closures, requested voluntary closures, bans on new admissions, restricted operations, or restrictions on the importation of necessary equipment or supplies which may adversely affect our tenants’ operations and their ability to make rental payments to us. In addition, family members may elect to keep nursing facility residents at home during the COVID-19 pandemic, thus reducing our tenants’ revenue. Currently, a number of our tenants have stopped admitting new patients due to COVID-19 infections and hence their revenues have declined.

As a result of COVID-19, our tenants may face lawsuits for alleged negligence associated with their responses to the emergency. The costs associated with defending, settling, or paying damages from such claims could negatively impact our tenants’ operating budgets and affect their ability to meet their obligations under our leases. Further, we may be subject to increased claims brought against us in lawsuits and other legal proceedings arising out of our alleged actions or the alleged actions of our tenants for which they have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such pending or future litigation could materially adversely affect us.

If our tenants are unable to make rental payments to us pursuant to their lease obligations, whether due to the tenants’ decrease in revenues or otherwise, then, in some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place.

While the Company has received most of its rental receipts from tenants through the date of this Quarterly Report, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. We also do not know the number of facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19, and while we have requested reporting from operators of their numbers of cases and CMS has required additional reporting by operators, we may not receive accurate information on the number of cases, which could result in a delay in reporting. We expect to see continued increased clinical protocols for infection control within facilities and increased monitoring of employees, guests and other individuals entering facilities; however, we do not yet know if future reimbursement rates will be sufficient to cover the increased costs of enhanced infection control and monitoring.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition and Allowances

Triple-Net Leased Properties. The Company’s triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in straight-line rent receivable on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one or more tenant(s) of the Company’s facilities, rental income for the affected facilities is thus recognized only upon cash collection, and any accumulated straight-line rent receivable is thus reversed in the period in which the Company deems rent collection to no longer be probable. Rental revenues for one facility in North Carolina (until operator transition on March 1, 2019) was recorded on a cash basis during the three months ended March 31, 2019. For additional information with respect to such facilities, see Note 7 – Leases.

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

As of March 31, 2020 and December 31, 2019, the Company reserved for approximately $0.7 million and $0.6 million, respectively, of uncollected receivables. Accounts receivable, net, totaled $1.4 million at March 31, 2020 and $1.0 million at December 31, 2019.

Pre-paid expenses and other

As of March 31, 2020 and December 31, 2019, the Company had $0.3 million and $0.2 million, respectively, in pre-paid expenses and other, primarily for directors’ and officers’ insurance, NYSE American annual fees and mortgage insurance premiums.

Other expense, net

The Company has retained professional services to assist with the restructure of the Company’s capital structure.

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or capital lease. As of March 31, 2020, all of the Company’s leased facilities are accounted for as operating leases. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) ASU 2016-02, Leases, as codified in ASC 842, using the non-comparative transition option pursuant to ASU 2018-11. Therefore we have not restated comparative period financial information for the effects of ASC 842. The Company recognized both right of use assets and lease liabilities for leases in which we lease land, real property or other equipment, electing the practical expedient to maintain the prior operating lease classification. Effective January 1, 2019, we will assess any new contracts or modification of contracts in accordance with ASC 842 to determine the existence of a lease and its classification. We are reporting revenues and expenses for real estate taxes and insurance, prospectively where the lessee has not made those payments directly to a third party in accordance with their respective leases with us.

The following table summarizes real estate tax recognized on our consolidated statements of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Amounts in 000’s)	2020	2019
Rental revenues	$126	$123
Other operating expenses	$126	$123

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

Self-Insurance

The Company has self-insured against professional and general liability claims since it discontinued its healthcare operations during 2014 and 2015 in connection with its transition from an owner and operator of healthcare properties to a healthcare property holding and leasing company (the “Transition”). See Part II, Item 8, “Financial Statements and Supplementary Data”, Note 15 – Commitments and Contingencies in the Annual Report for more information. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company’s estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 8 – Accrued Expenses.

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

Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the respective period. Diluted earnings per share is similar to basic earnings per share except that the net income or loss is adjusted by the impact of the weighted-average number of shares of common stock outstanding including potentially dilutive securities (such as options, warrants and non-vested common stock) when such securities are not anti-dilutive. Potentially dilutive securities from options, warrants and unvested restricted shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. For the three months ended March 31, 2020 and 2019, approximately 0.1 million and 0.1 million shares, respectively, of potentially dilutive securities were excluded from the diluted loss per share calculation because including them would have been anti-dilutive for such periods.

The following tables provide a reconciliation of net income (loss) for continuing and discontinued operations and the number of shares of common stock used in the computation of both basic and diluted earnings per share:

	Three Months Ended March 31,
(Amounts in 000’s, except per share data)	2020	2019
Numerator:
Income from continuing operations	$23	$6
Preferred stock dividends - undeclared (1)	(2,249)	(2,249)
Basic and diluted loss from continuing operations	(2,226)	(2,243)
(Loss) income from discontinued operations, net of tax	(37)	178
Net Loss attributable to Regional Health Properties, Inc. common stockholders	$(2,263)	$(2,065)
Denominator:
Basic - weighted average shares	1,688	1,688
Diluted - adjusted weighted average shares (2)	1,688	1,688
Basic and diluted income (loss) per share:
Loss from continuing operations attributable to Regional Health	$(1.32)	$(1.33)
(Loss) income from discontinued operations, net of tax	(0.02)	0.11
Net Loss attributable to Regional Health Properties, Inc. common stockholders	$(1.34)	$(1.22)

(1)

The Board suspended dividend payments with respect to our Series A Preferred Stock commencing with the fourth quarter of 2017, and determined to continue such suspension indefinitely in June 2018. Accordingly, the Company has not paid dividends with respect to the Series A Preferred Stock since the third quarter of 2017.

(2)	Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

	March 31,
(Share amounts in 000’s)	2020	2019
Stock options	15	15
Warrants - employee	49	49
Warrants - non employee	9	36
Total anti-dilutive securities	73	100

The weighted average contractual terms in years for these securities, with no intrinsic value, are 4.1 years for the stock options and 3.7 years for the warrants.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months from the date of this filing. At March 31, 2020, the Company had $4.0 million in unrestricted cash, $7.5 million current assets and $13.8 million in current liabilities and negative working capital of approximately $0.1 million, which excludes $6.2 million of current operating lease obligation. During the three months ended March 31, 2020, the Company generated positive cash flow from continuing operations of $0.3 million and anticipates continued positive cash flow from operations in the future.

Series A Preferred Dividend Suspension

On June 8, 2018, the Board indefinitely suspended quarterly dividend payments with respect to the Series A Preferred Stock. As of March 31, 2020, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $21.1 million of undeclared preferred stock dividends in arrears. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet, in part, its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.22 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Debt

As of March 31, 2020, the Company had $55.0 million in indebtedness. The Company anticipates net principal repayments of approximately $1.7 million during the next twelve-month period which include approximately $1.6 million of routine debt service amortization, and a $0.1 million payment of bond debt.

Debt Covenant Compliance

As of March 31, 2020, the Company was in compliance with the various covenants for the Company’s outstanding credit related instruments.

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

NOTE 4.	CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	March 31, 2020	December 31, 2019
Cash	$3,990	$4,383

Restricted cash:
Cash collateral	154	124
HUD and other replacement reserves	2,015	2,251
Escrow deposits	834	963
Restricted investments for debt obligations	317	317
Total restricted cash	3,320	3,655

Total cash and restricted cash	$7,310	$8,038

Cash collateral—In securing mortgage financing from certain lending institutions, the Company and certain of its wholly-owned subsidiaries are required to deposit cash to be held as collateral in accordance with the terms of such loan agreements.

HUD and other replacement reserves—The regulatory agreements entered into in connection with the financing secured through the U.S. Department of Housing and Urban Development (“HUD”) require monthly escrow deposits for replacement and improvement of the HUD project assets

Escrow deposits—In connection with financing secured through the Company’s lenders, several wholly-owned subsidiaries of the Company are required to make monthly escrow deposits for taxes and insurance.

Restricted cash for other debt obligations—In compliance with certain financing and insurance agreements, the Company and certain wholly-owned subsidiaries of the Company are required to deposit cash held as collateral by the lender or in escrow with certain designated financial institutions.

NOTE 5.	PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	March 31, 2020	December 31, 2019
Buildings and improvements	5-40	$65,533	$65,533
Equipment and computer related	2-10	5,601	5,601
Land	—	2,779	2,779
Construction in process	—	216	58
		74,129	73,971
Less: accumulated depreciation and amortization		(19,954)	(19,299)
Property and equipment, net		$54,175	$54,672

The following table summarizes total depreciation and amortization expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Amounts in 000’s)	2020	2019
Depreciation	$550	$731
Amortization	226	292
Total depreciation and amortization expense	$776	$1,023

NOTE 6.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment)(a)	Bed Licenses - Separable	Lease Rights	Total
Balances, December 31, 2019
Gross	$14,276	$2,471	$4,758	$21,505
Accumulated amortization	(3,339)	—	(4,296)	(7,635)
Net carrying amount	$10,937	$2,471	$462	$13,870
Amortization expense	(104)	—	(122)	(226)
Balances, March 31, 2020
Gross	14,276	2,471	4,758	21,505
Accumulated amortization	(3,443)	—	(4,418)	(7,861)
Net carrying amount	$10,833	$2,471	$340	$13,644

(a)	Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 5 – Property and Equipment).

The following table summarizes amortization expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Amounts in 000’s)	2020	2019
Bed licenses	$104	$171
Lease rights	122	121
Total amortization expense	$226	$292

Expected amortization expense for all definite-lived intangibles for each of the years ended December 31 is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2020(a)	$311	$182
2021	414	24
2022	414	24
2023	414	23
2024	414	18
Thereafter	8,866	69
Total expected amortization expense	$10,833	$340

(a)	Estimated amortization expense for the year ending December 31, 2020, includes only amortization to be recorded after March 31, 2020.

The following table summarizes the carrying amount of goodwill:

(Amounts in 000’s)	March 31, 2020	December 31, 2019
Goodwill - balances, December 31, prior year	$1,585	$2,105
Assets sold	-	(520)
Net carrying amount	$1,585	$1,585

The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

NOTE 7.	LEASES

Operating Leases

The Company leases nine skilled nursing facilities from unaffiliated owners under non-cancelable leases, all of which have rent escalation clauses and provisions requiring payment of real estate taxes, insurance and maintenance costs by the lessee. Each of the skilled nursing facilities that are leased by the Company are subleased to and operated by third-party tenants. The Company also leases certain office space located in Atlanta, Georgia and Suwanee, Georgia. The Atlanta office space is subleased to a third-party entity.

As of March 31, 2020, the Company is in compliance with all operating lease financial covenants.

Subleased Facilities

The weighted average remaining lease term for our nine subleased facilities is 7.6 years.

Covington Prime Lease. One of the Company’s facilities is leased under an agreement dated August 26, 2002, as subsequently amended (the “Covington Prime Lease”), by and between the Company and Covington Realty, LLC (“Covington”). On January 11, 2019, the Company and Covington entered into a forbearance agreement (the “Covington Forbearance Agreement”), whereby the Company and Covington agreed that: (i) the term of the lease shall be extended from April 30, 2025 until April 30, 2029 (the “Term”); (ii) the base rent was reduced by approximately $0.8 million over the remainder of the prior lease term; and (iii) the Company shall receive relief from approximately $0.5 million of outstanding lease amounts (the “Rent Due”) as of December 31, 2018. Without waiving any default by the Company or Covington’s rights and remedies, and subject to specified terms and conditions for so long as the Company or the Company’s subtenant are not in default under the lease and the sublease, as the case may be, Covington (including its subsidiaries, affiliates, successors and assigns) will forbear from pursuing its rights against the Company for so long as neither the Company nor its subtenant is not in default under the existing lease, as amended on January 11, 2019, or the new sublease, on the final day of the third, fourth and fifth years following the execution of the new sublease. Covington will release and forever quit claim specified portions of the Rent Due as follows: one-third at the end of year three of the new sublease, one-third at the end of year four of the new sublease, and one-third at the end of year five of the new sublease. The forbearance period under the Covington Forbearance Agreement shall terminate as of the expiration of the Term. At Covington’s option in its sole and absolute business discretion, the Covington Forbearance Agreement and the forbearance period thereunder can be terminated upon the occurrence of certain specified events such as, the Company files a petition for bankruptcy or takes advantage of any other debtor relief law, or an involuntary petition for bankruptcy is filed against the Company, or any other judicial action is taken with respect to the Company by any creditor of the Company or the Company breaches or defaults in performance of any covenant or agreement contained in the Covington Forbearance Agreement. Upon termination of the forbearance period under the Covington Forbearance Agreement, for any reason, Covington may take all steps it deems necessary or desirable to enforce its lease rights as permitted by law or equity.

Bonterra/Parkview Master Lease. The Company and certain of its subsidiaries terminated the Company’s lease and sublease of two skilled nursing facilities, an 115-bed skilled nursing facility located in East Point, Georgia and an 184-bed skilled nursing facility located in Atlanta, Georgia (the “Omega Facilities”), by mutual consent of the Company and the lessor (affiliate of Omega Healthcare) and the sublessees (affiliates of Wellington Health Services) of each of the Omega Facilities (the “Omega Lease Termination”). Prior to the Omega Lease Termination which was effective January 15, 2019, the Omega Facilities were leased under a single indivisible agreement (the “Bonterra/Parkview Master Lease”), which leases were due to expire August 2025 and which Omega Facilities the Company subleased to third party subtenants. Effective January 15, 2019, the Company’s leases for the Omega Facilities were terminated by mutual consent of the Company and the lessor of the Omega Facilities. For further information, see Note 10 - Discontinued Operations and Dispositions.

Wellington. Two of the Company’s eight Georgia facilities, leased under a prime lease, are subleased to affiliates of Wellington Health Services under agreements dated January 31, 2015, as subsequently amended (the “Wellington Subleases”). The Wellington Subleases, which are due to expire August 31, 2027, relate to the Company’s 134-bed skilled nursing facility located in Thunderbolt, Georgia (the “Tara Facility”) and an 208-bed skilled nursing facility located in Powder Springs, Georgia (the “Powder Springs Facility”). Effective February 1, 2019, the Company agreed to a 10% reduction in base rent, or in aggregate approximately an average $31,000 per month cash rent reduction for the year ended December 31, 2019, and $48,000 per month decrease in straight-line revenue, respectively for the Tara Facility and the Powder Springs Facility combined. Additionally the Company modified the annual rent escalator to 1% per year from the prior scheduled increase from 1% to 2% previously due to commence of the 1st day of the sixth lease year.

Future Minimum Lease Payments

Future minimum lease payments for each of the next five years ending December 31, are as follows:

(Amounts in 000’s)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2020 (2)	$4,805	$(156)	$4,649
2021	6,551	(639)	5,912
2022	6,691	(1,114)	5,577
2023	6,823	(1,571)	5,252
2024	6,958	(2,012)	4,946
Thereafter	19,832	(7,713)	12,119
Total	$51,660	$(13,205)	$38,455

(1)	Weighted average discount rate 7.98%.
(2)	Estimated minimum lease payments for the year ending December 31, 2020 include only payments to be paid after March 31, 2020.

Leased and Subleased Facilities to Third-Party Operators

As of March 31, 2020, the Company leased or subleased 21 facilities (12 owned by the Company and nine leased to the Company), to third-party tenants on a triple net basis, meaning that the lessee (i.e., the third-party tenant of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. The weighted average remaining lease term for our facilities is 7.7 years.

Aspire. On November 30, 2018, the Company subleased five facilities located in Ohio to affiliates (collectively, “Aspire Sublessees”) of Aspire Regional Partners, Inc. (“Aspire”) management, formerly affiliated with MSTC Development Inc., pursuant to separate sublease agreements (the “Aspire Subleases”), whereby the Aspire Sublessees took possession of, and commenced operating, the facilities (the “Aspire Facilities”) as subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at March 31, 2020.

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

On January 28, 2019, the Company reached a final agreement pursuant to an agreement signed on September 20, 2018, with the Symmetry Tenants with respect to the Symmetry Leases, pursuant to which the Symmetry Tenants agreed to a payment plan for the rent arrears and the Company agreed to a reduction in annualized rent of approximately $0.6 million, and waived approximately $0.2 million in rent arrears, upon which the Symmetry Tenants recommenced monthly rent payments of $0.1 million starting with the September 1, 2018 amounts due under the Symmetry Leases. There is no assurance that the Company will be able to obtain payment of all unpaid rents and the collection of approximately $1.3 million (comprised of approximately $0.9 million straight-line rent asset and approximately $0.4 million of payment plan receivables) of asset balances could be at risk. During the year ended December 31, 2019, the Company expensed approximately $0.4 million allowance against the outstanding balance of payment plan receivables. On February 28, 2019, the Company and the Mountain Trace Tenant mutually terminated the lease with respect to the Mountain Trace Facility and operations at the facility were transferred to Vero Health X, LLC (“Vero Health”).

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

Peach Health. On June 18, 2016, the Company entered into a master sublease agreement, as amended on March 30, 2018, (the “Peach Health Sublease”) with affiliates of Peach Health Group, LLC (“Peach Health”) (the affiliates collectively, “Peach Health Sublessee”), which provided that Peach Health Sublessee would take possession of and operate three facilities located in Georgia (the “Peach Facilities”) as subtenant.

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

At March 31, 2020, there was approximately $1.3 million outstanding on the Peach Line.

Future minimum lease receivables, At March 31, 2020, from the Company’s facilities leased and subleased to third party tenants for each of the next five years ending December 31, are as follows:

(Amounts in 000's)
2020 (a)	$11,823
2021	16,100
2022	17,273
2023	17,588
2024	17,448
Thereafter	53,319
Total	$133,551

(a)	Estimated minimum lease receivables for the year ending December 31, 2020 include only payments to be paid after March 31, 2020.

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

NOTE 8.	ACCRUED EXPENSES

Accrued expenses and other consist of the following:

(Amounts in 000’s)	March 31, 2020	December 31, 2019
Accrued employee benefits and payroll-related	$199	$239
Real estate and other taxes	749	883
Self-insured reserve (1)	380	453
Accrued interest	204	208
Unearned rental revenue	46	46
Other accrued expenses	828	784
Total accrued expenses	$2,406	$2,613

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

Notes payable and other debt consists of the following:

(Amounts in 000’s)	March 31, 2020	December 31, 2019
Senior debt—guaranteed by HUD	$31,776	$31,996
Senior debt—guaranteed by USDA (a)	13,180	13,298
Senior debt—guaranteed by SBA (b)	645	650
Senior debt—bonds	6,616	6,616
Senior debt—other mortgage indebtedness	3,741	3,777
Other debt	509	539
Subtotal	56,467	56,876
Deferred financing costs	(1,336)	(1,364)
Unamortized discount on bonds	(145)	(149)
Notes payable and other debt	$54,986	$55,363

(a)	U.S. Department of Agriculture (“USDA”).
(b)	U.S. Small Business Administration (“SBA”).

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		March 31, 2020	December 31, 2019
Senior debt - guaranteed by HUD (b)
The Pavilion Care Center	Orix Real Estate Capital	12/01/2027	Fixed	4.16%	$1,076	$1,105
Hearth and Care of Greenfield	Orix Real Estate Capital	08/01/2038	Fixed	4.20%	1,975	1,992
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	5,063	5,094
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	7,860	7,909
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	6,833	6,876
Georgetown	Midland State Bank	10/01/2046	Fixed	2.98%	3,459	3,480
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	5,510	5,540
Total					$31,776	$31,996
Senior debt - guaranteed by USDA (c)
Coosa	Metro City	09/30/2035	Prime + 1.50%	6.25%	5,165	5,212
Mountain Trace	Community B&T	01/24/2036	Prime + 1.75%	6.50%	3,973	4,009
Southland	Bank of Atlanta	07/27/2036	Prime + 1.50%	6.25%	4,042	4,077
Total					$13,180	$13,298
Senior debt - guaranteed by SBA (d)
Southland	Bank of Atlanta	07/27/2036	Prime + 2.25%	7.00%	645	650
Total					$645	$650

(a)

Represents cash interest rates as of March 31, 2020 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs, which range from 0.08% to 0.53% per annum.

(b)

For the seven skilled nursing facilities, the Company has term loans insured 100% by HUD with financial institutions. The loans are secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the underlying facility. The loans contain customary events of default, including fraud or material misrepresentations or material omission, the commencement of a forfeiture action or proceeding, failure to make required payments, and failure to perform or comply with certain agreements. Upon the occurrence of certain events of default, the lenders may, after receiving the prior written approval of HUD, terminate the loans and all amounts under the loans will become immediately due and payable. In connection with entering into each loan, the Company entered into a healthcare regulatory agreement and a promissory note, each containing customary terms and conditions. Pursuant to the CARES Act, up to three months of debt service payments for six of the credit facilities can be made from our restricted cash reserves.

(c)

For the three skilled nursing facilities, the Company has term loans insured 70% to 80% by the USDA with financial institutions. The loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 1% to 2% through 2020, capped at 1% for the remainder of the first 10 years of the term and 0% thereafter. Pursuant to the CARES Act between five to six months of debt service payments, which includes approximately $0.2 million of principal will be suspended commencing May 2020 and repayment will be made as a balloon payment at maturity of the respective credit facilities (the “USDA Balloon Payment Program”).

(d)	For the one facility, the Company has a term loan with a financial institution, which is insured 75% by the SBA. Six monthly debt payments, commencing March 1, 2020, are being funded by the SBA.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		March 31, 2020	December 31, 2019
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,379	$6,379
Eaglewood Bonds Series B	City of Springfield, Ohio	05/01/2021	Fixed	8.50%	237	237
Total					$6,616	$6,616

(a)	Represents cash interest rates as of March 31, 2020. The rates exclude amortization of deferred financing of approximately 0.15% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		March 31, 2020	December 31, 2019
Senior debt - other mortgage indebtedness
Meadowood	Exchange Bank of Alabama	05/01/2022	Fixed	4.50%	3,741	3,777
Total					$3,741	$3,777

(a)	Represents cash interest rates as of March 31, 2020 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.30% per annum.

(Amounts in 000’s)
Lender	Maturity	Interest Rate		March 31, 2020	December 31, 2019
Other debt
First Insurance Funding	03/01/2020	Fixed	6.19%	$—	$27
Key Bank	08/25/2021	Fixed	0.00%	495	495
Marlin Covington Finance	3/11/2021	Fixed	20.17%	14	17
Total				$509	$539

Debt Covenant Compliance

As of March 31, 2020, the Company had 16 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries).  The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

As of March 31, 2020, the Company was in compliance with all covenant requirements under its outstanding credit related instruments.

Scheduled Maturities

The schedule below summarizes for each of the next five years and thereafter, the scheduled gross maturities for the twelve months ended March 31 of the respective year:

For the twelve months ended March 31,	(Amounts in 000’s)*
2021	$1,734
2022	2,293
2023	5,157
2024	1,801
2025	1,891
Thereafter	43,591
Subtotal	$56,467
Less: unamortized discounts	(145)
Less: deferred financing costs, net	(1,336)
Total notes and other debt	$54,986

*Excludes the impact USDA Balloon Payment Program.

NOTE 10.	DISCONTINUED OPERATIONS AND DISPOSITIONS

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

The following table summarizes the activity of discontinued operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Amounts in 000’s)	2020	2019
Cost of services	$37	$(178)
Net (loss) income	$(37)	$178

The Company’s major classes of discontinued operation’s assets and liabilities included within the Company’s consolidated balance sheets at March 31, 2020 and December 31, 2019, respectively are: (i) “Accounts receivable, net of allowance” of $0.1 million and $0.1 million; (ii) “Accounts payable” of $3.1 million and $3.4 million; and (iii) “Accrued Expenses” of $0.9 million and $1.0 million.

Dispositions

Omega

Effective January 15, 2019, the Company’s lease for the Omega Facilities, which leases were due to expire August 2025 and which Omega Facilities the Company subleased to third party subtenants, were terminated by mutual consent of the Company and the lessor of the Omega Facilities.

In connection with the Omega Lease Termination, the Company transferred approximately $0.4 million of all its integral physical fixed assets in the Omega Facilities to the lessor and on January 28, 2019 and received from the lessor gross proceeds of approximately $1.5 million, consisting of (i) a termination fee in the amount of $1.2 million and (ii) approximately $0.3 million to satisfy other net amounts due to the Company under the leases. The Company paid $1.2 million of such Omega Lease Termination proceeds to Pinecone Realty Partners II, LLC (“Pinecone”) on January 28, 2019, as required by the forbearance agreement in effect at that time, to reimburse Pinecone for approximately $0.3 million of certain unpaid expenses and partially prepay $0.9 million of one Pinecone loan made to AdCare Property Holdings, LLC.

The Omega Lease Termination contributed approximately $0.7 million income recorded in "Net loss attributable to Regional Health Properties, Inc. common stockholders" reported in the consolidated statement of operations for the period ended March 31, 2019.

NOTE 11.COMMON AND PREFERRED STOCK

Common Stock

There were no dividends paid on the common stock during the three months ended March 31, 2020 and 2019.

Preferred Stock

No dividends were declared or paid on the Series A Preferred Stock for the three months ended March 31, 2020 and 2019.

As of March 31, 2020, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $21.1 million of undeclared preferred stock dividends in arrears.  Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company legally available for the payment of distributions, cumulative preferential cash dividends at an annual rate equal to 10.875% of the $25.00 per share stated liquidation preference of the Series A Preferred Stock, which is equivalent to an annual rate of $2.72 per share or $1.9 million per quarter. Dividends on the Series A Preferred Stock, when and as declared by the Board, are payable quarterly in arrears, on March 31, June 30, September 30, and December 31 of each year. On June 8, 2018, the Board determined to continue suspension of the payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Under the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock shall continue to accrue and accumulate regardless of whether such dividends are declared by the Board. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for four dividends periods: (i) the annual dividend rate on the Series A Preferred

Stock has increased to 12.875% ,which is equivalent to an annual rate of $3.22 or $2.2 million per quarter, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash; and (ii) the holders of the Series A Preferred Stock will be entitled to vote, as a single class, for the election of two additional directors to serve on the Board, as further described in the Charter.

As of March 31, 2020, the Company had 2,811,535 shares of the Series A Preferred Stock issued and outstanding.

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

NOTE 12.	STOCK BASED COMPENSATION

For the three months ended March 31, 2020 and 2019, the Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
(Amounts in 000’s)	2020	2019
Non-employee compensation:
Board restricted stock	$12	$27
Total stock-based compensation expense	$12	$27

Stock Incentive Plan

The AdCare Health Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Stock Incentive Plan”), was assumed by Regional Health pursuant to the Merger.  As a result of the Merger, all rights to acquire shares of AdCare common stock under any AdCare equity incentive compensation plan have been converted into rights to acquire Regional Health common stock pursuant to the terms of the equity incentive compensation plans and other related documents, if any.  The 2011 Stock Incentive Plan expires March 28, 2021 and provides for a maximum of 168,950 shares of common stock to be issued. The 2011 Stock Incentive Plan permits the granting of incentive or nonqualified stock options and the granting of restricted stock. The plan is administered by the Compensation Committee of the Board (the “Compensation Committee”), pursuant to authority delegated to it by the Board. The Compensation Committee is responsible for determining the employees to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. As of March 31, 2020, the number of securities remaining available for future issuance is 19,421.

In addition to the 2011 Stock Incentive Plan, the Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee.

For the three months ended March 31, 2020 and 2019, there were no issuances of common stock options or warrants.

Restricted Stock

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2020:

	Number of Shares (000's)	Weighted Avg. Grant Date Fair Value
Unvested, December 31, 2019	29	$4.63
Vested	(15)	$5.53
Unvested, March 31, 2020	14	$3.60

For restricted stock unvested at March 31, 2020, $36,970 in compensation expense will be recognized over the next 0.8 years.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of March 31, 2020, all of the Company’s facilities leased and subleased to third-party operators and managed for third-parties are certified by the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”) and are operational. See Note 7 - Leases.

Legal Matters

The Company is a party to various legal actions and administrative proceedings and is subject to various claims arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to the patients of the Company’s facilities and claims related to professional and general negligence, employment, staffing requirements and commercial matters. Although the Company intends to vigorously defend itself in these matters, there is no assurance that the outcomes of these matters will not have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Professional and General Liability Claims. As of March 31, 2020, the Company is a defendant in a total of 10 professional and general liability actions, of which one was commenced on behalf of one of our former patients and nine were commenced on behalf of our current or prior tenant’s former patients. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing at the applicable facility. Only the action commenced on behalf of our former patient, is covered by insurance, except that any award of punitive damages in such action would be excluded from such coverage. The nine other actions commenced on behalf of our current or prior tenant’s former patients all relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator (and of which five such actions relate to events which occurred after the Company sold such facilities) and are subject to such operators’ indemnification obligations in favor of the Company.

During the three months ended March 31, 2019: (i) one action was dismissed, and because the plaintiffs did not re-file on or before September 12, 2019, may not re-file; and (ii) one action was filed on January 25, 2019 for a medical injury and improper care and treatment in the Circuit Court of Pulaski County, State of Arkansas on behalf of a deceased patient, who received care after the Transition and sale of the facility, against the then operator affiliated with Skyline Healthcare, LLC (“Skyline”), the Company and CIBC Bancorp USA, Inc. The plaintiff (Montgomery) is seeking unspecified compensatory damages for the actual losses and unspecified punitive damages. The action alleges Regional is complicit as they sold the facility to Skyline. The Company believes that this action lacks merit and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in the action that has been filed against it.

During the three months ended March 31, 2020, the Company executed a settlement on January 29, 2020, in compromise of a complaint filed in the Circuit Court of Pulaski County, in the State of Arkansas, by a former patient at one of our facilities, against the Company on May 16, 2017. The plaintiff alleged medical negligence and injury. The settlement, in exchange for dismissal of the case with prejudice, is in the total amount of $40,000, to be paid in four monthly installments commencing February 2020.

On January 30, 2020, Robert E. Rack filed a complaint in the Circuit Court of Pulaski County, State of Arkansas against Joseph and Rosie Schwartz (who controlled Skyline), a subsidiary of the Company and CIBC Bancorp USA, Inc., on behalf of a decreased patient who received care at a facility known as the Woodland Hills facility located in Arkansas, after the date of the Transition and after the sale of the facility to Skyline (the “Rack Matter”). The complaint alleges medical injury and improper care and treatment and that the Company is complicit in the medical injury and improper care because it sold the facility to Skyline. The plaintiff is seeking unspecified compensatory damages for the actual losses and unspecified punitive damages. The Company believes that this action lacks merit, and the Company intends to take action most favorable to the Company. For further developments in this action and for one other action filed against the Company see Note 15 – Subsequent Events.

The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses” in the Company’s consolidated balance sheets of $0.4 million and $0.5 million at March 31, 2020 and December 31, 2019, respectively. Additionally as of March 31, 2020 and December 31, 2019, $0.3 million and $0.3 million, respectively, was reserved for settlement amounts in “Accounts payable” in the Company’s consolidated balance sheets. For additional information regarding the Company’s self-insurance reserve, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 15 – Commitments and Contingencies included in the Annual Report.

Ohio Attorney General Action. On January 15, 2020, Ohio Attorney General (the “OAG”) voluntarily dismissed with prejudice all claims pending against the Company, certain subsidiaries of the Company and certain other parties, in the action they filed on October 27, 2016, in the Court of Common Pleas, Franklin County, Ohio. The lawsuit alleged that defendants submitted improper Medicaid claims for independent laboratory services for glucose blood tests and capillary blood draws and further alleged that defendants (i) engaged in deception, (ii) willfully received Medicaid payments to which they were not entitled or in a greater amount than that to which they were entitled, and (iii) obtained payments under the Medicaid program to which they were not entitled pursuant to their provider agreements and applicable Medicaid rules and regulations. The OAG sought, among other things, triple the amount of damages proven at trial (plus interest) and not less than $5,000 and not more than $10,000 for each deceptive claim or falsification. As previously disclosed, the Company received a letter from the OAG in February 2014 offering to settle its claims against the defendants for improper Medicaid claims related to glucose blood tests and capillary blood draws for a payment of approximately $1.0 million.

NOTE 14.	RELATED PARTY TRANSACTIONS

McBride Matters

During the three months ended March 31, 2019, the Company paid $39,082 to Mr. McBride, the Company’s former Chief Executive Officer and a former director, pursuant to a settlement agreement.

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

PPP Loan

During May 2020, the Company  received approval for the Company to receive the proceeds of a promissory note dated April 16, 2020 (the “PPP Loan Agreement”), entered into between Adcare Administrative Services, LLC (“Borrower”), a wholly owned subsidiary of the Company, and Greater Nevada Credit Union, as lender (the “Lender). Lender made this loan pursuant to the Paycheck Protection Program (the “PPP”), created by Section 1102 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and governed by the CARES Act, Section 7(a)(36) of the Small Business Act, any rules or guidance that has been issued by the Small Business Administration (“SBA”) implementing the PPP and acting as guarantor, or any other applicable loan program requirements, as defined in 13 CFR § 120.10, as amended from time to time (collectively “PPP Loan Program Requirements”). Pursuant to the PPP Loan Agreement, the Lender will make a loan to the Borrower with an aggregate principal amount of $228,700 (the “PPP Loan”).

The maturity date of the PPP Loan (the “Maturity Date), will be two years from the date of the disbursement of the PPP Loan (the “Effective Date”). As of the date of filing the Company is still awaiting disbursement of the PPP Loan. The PPP Loan will bear interest at a fixed rate equal to one percent (1%) per annum and interest will accrue from the Effective Date. PPP Loan payments will be deferred for the first six (6) months from the Effective Date. Subject to any PPP Loan forgiveness granted by the CARES Act, Borrower will subsequently pay eighteen (18) fully amortized monthly consecutive principal and interest payments for all principal and all accrued interest not yet paid, with the first PPP Loan payment due on the date that is seven months after the Effective Date. The proceeds of the PPP Loan shall be used for the following purposes only: (i) payroll costs as defined by the CARES Act, (ii) costs related to the continuation of group health care benefits during periods of paid sick, medical, or family leave, and insurance premiums; (iii) mortgage interest payments, (iv) rent payments, (v) utility payments, (vi) interest payments on any other debt obligations incurred before February 15, 2020, and/or (vii) refinancing a SBA Economic Injury Disaster Loan made between January 31, 2020 and April 3, 2020.

The Loans and the related documentation contain customary events of default, including: (i) any representation or warranty made, or financial or other information provided, by the Borrower under the PPP Loan Agreement being false or misleading in any material respect; (ii) the failure by any Borrower to make required payments; (iii) the failure by the Borrower to perform or comply with certain agreements; and (iv) the dissolution or termination of Borrower's existence as a going business, the insolvency of Borrower, the appointment of a receiver for any part of Borrower's property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against Borrower. Upon default, Lender may declare the entire unpaid principal balance under this Note and all accrued unpaid interest immediately due, and then Borrower will pay that amount. Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses, whether or not there is a lawsuit, including attorneys' fees, expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), and appeals. Borrower also will pay any court costs, in addition to all other sums provided by law.

Pursuant to the CARES Act, the loan may be forgiven by the SBA. The amount of loan forgiveness is determined by and is subject to the sole approval of the SBA. The amount of loan forgiveness may be reduced if loan proceeds are spent inappropriately. To receive loan forgiveness, borrower must apply for loan forgiveness and provide documentation as requested by the SBA. There will be no loan forgiveness without Borrower’s submission of the proper application and documentation to Lender to include all SBA requirements. Not more than 25% of the amount forgiven can be attributable to non-payroll costs.

Professional and General Liability

On May 19, 2020 a medical negligence action was filed in the State Court of Chatham County, Georgia, by Anthony Bowan against affiliates of Peach Health and the Company, alleging wrongful death of a patient, at the facility known as Oceanside Health and Rehab operated by affiliates of Peach Health. The plaintiff is seeking unspecified compensatory damages for the actual losses and unspecified punitive damages. The Company is indemnified by affiliates of Peach Health in this action.

On May 26, 2020 in the United States District Court Eastern District of Arkansas Central Division the court dismissed the action filed against the Company on January 30, 2020, on the grounds that a company who simply sold a facility which concluded the company’s relationship with the buyer is not grounds to expose the Company to liability related to the buyers later actions. Such action had previously been dismissed in the County court on May 5, 2020, was for a medical injury and improper care and treatment was filed in the Circuit Court of Pulaski County, State of Arkansas on behalf of a deceased patient, who received care after the Transition and sale of the facility, against Joseph and Rosie Schwartz who controlled Skyline, a subsidiary of the Company and CIBC Bancorp USA, Inc. The plaintiff (Rack) is seeking unspecified compensatory damages for the actual losses and unspecified punitive damages. The lawyer in this action may appeal the federal dismissal for a time after the case against Joseph and Rosie Schwartz is resolved.

On June 1, 2020 a wrongful death action was filed in the State Court of Chatham County, Georgia, by Sandi Postle against affiliates of Peach Health and the Company, alleging wrongful death of a patient, at the facility known as Oceanside Health and Rehab operated by affiliates of Peach Health. The plaintiff is requesting an amount in excess of $10,000 for suffering and damages and an unspecified amount of punitive damages. The Company is indemnified by affiliates of Peach Health in this action.

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

Overview

Regional Health, through its subsidiaries, is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living.  Our business primarily consists of leasing and subleasing healthcare facilities to third-party tenants. As of March 31, 2020, the Company owned, leased, or managed for third parties 24 facilities primarily in the Southeast.

The operators of the Company’s facilities provide a range of health care and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business in the quarter ended March 31, 2020, and we expect will continue to adversely affect our business in the quarter ending June 30, 2020 and beyond, for a variety of reasons, including those discussed below and elsewhere in this Quarterly Report.

Our tenants’ operations have been, and we expect will continue to be, materially and adversely affected by the COVID-19 pandemic due to, among other things, decreased occupancy and increased operating costs (including costs due to the implementation of additional safety protocols and procedures, purchases of personal protective equipment, increased staffing to allow facilities to adhere to social distancing and infection control protocols, and premium pay and incentive pay for the staff), which may affect our tenants’ ability to make rental payments to us pursuant to their lease agreements.

The COVID-19 pandemic also could cause temporary closures of nursing facilities, operated by our tenants, which also may affect our tenants’ ability to make rental payments to us pursuant to their lease agreements. In addition, our tenants’ operations could be further disrupted if any of their employees, or the employees of their vendors, have, or are suspected of having, COVID-19. This could cause, and in some cases have caused, our tenants or their vendors to experience staffing shortages, and this could potentially require our tenants and their vendors to close parts of or entire facilities, distribution centers, or other buildings to disinfect any affected areas.

We could also be adversely affected if government authorities impose upon our tenants, or their vendors, certain restrictions due to COVID-19. These restrictions may be in the form of mandatory closures, requested voluntary closures, bans on new admissions, restricted operations, or restrictions on the importation of necessary equipment or supplies which may adversely affect our tenants’ operations and their ability to make rental payments to us. In addition, family members may elect to keep nursing facility residents at home during the COVID-19 pandemic, thus reducing our tenants’ revenue. Currently, a number of our tenants have stopped admitting new patients due to COVID-19 infections and hence their revenues have declined.

As a result of COVID-19, our tenants may face lawsuits for alleged negligence associated with their responses to the emergency. The costs associated with defending, settling, or paying damages from such claims could negatively impact our tenants’ operating budgets and affect their ability to meet their obligations under our leases. Further, we may be subject to increased claims brought against us in lawsuits and other legal proceedings arising out of our alleged actions or the alleged actions of our tenants for which they have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such pending or future litigation could materially adversely affect us.

If our tenants are unable to make rental payments to us pursuant to their lease obligations, whether due to the tenants’ decrease in revenues or otherwise, then, in some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place.

While the Company has received most of its rental receipts from tenants through the date of this Quarterly Report, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. We also do not know the number of facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19, and while we have requested reporting from operators of their numbers of cases and CMS has required additional reporting by operators, we may not receive accurate information on the number of cases, which could result in a delay in reporting. We expect to see continued increased clinical protocols for infection control within facilities and increased monitoring of employees, guests and other individuals entering facilities; however, we do not yet know if future reimbursement rates will be sufficient to cover the increased costs of enhanced infection control and monitoring.

Portfolio

The following table provides summary information regarding the number of facilities and related licensed beds/units as of March 31, 2020:

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

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation as of March 31, 2020:

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

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Twelve Months Ended
Operating Metric (1)	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
Occupancy (%)	80.2%	80.3%	80.0%	79.9%

(1)

Excludes three managed facilities in Ohio, five buildings located in Ohio and transitioned on December 1, 2018, one facility located in North Carolina and transitioned on March 1, 2019, three facilities sold on August 1, 2019, one facility sold on August 28, 2019, and two Georgia facilities transitioned to Omega in the first quarter of 2019. Occupancy percentages are based on licensed beds.

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown as of March 31, 2020:

		Licensed Beds		Annual Lease Revenue (1)
	Number of Facilities	Amount	Percent (%)	Amount '000's	Percent (%)
2023	1	62	2.8%	263	1.6%
2024	1	126	5.8%	965	5.8%
2025	2	269	12.3%	2,221	13.3%
2026	—	—	0.0%	—	0.0%
2027	8	884	40.4%	7,748	46.4%
2028	4	328	15.0%	2,352	14.1%
2029	1	106	4.9%	538	3.2%
Thereafter	4	410	18.8%	2,601	15.6%
Total	21	2,185	100.0%	$16,688	100.0%

(1)	Straight-line rent.

Acquisitions

There were no acquisitions during the three months ended March 31, 2020 or March 31, 2019. For historical information regarding the Company’s acquisitions, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 10 – Acquisitions and Dispositions included in the Annual Report.

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

There were no divestitures during the three months ended March 31, 2020.

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

	Three Months Ended March 31,
(Amounts in 000’s)	2020	2019	Percent Change (*)
Revenues:
Rental revenues	$4,297	$5,138	(16.4)%
Management fees	244	239	2.1%
Other revenues	7	47	(85.1)%
Total revenues	4,548	5,424	(16.2)%
Expenses:
Facility rent expense	1,640	1,726	(5.0)%
Cost of management fees	151	159	(5.0)%
Depreciation and amortization	776	1,023	(24.1)%
General and administrative expenses	877	926	(5.3)%
Recovery of doubtful accounts	(2)	(172)	(98.8)%
Other operating expenses	224	408	(45.1)%
Total expenses	3,666	4,070	(9.9)%
Income from operations	882	1,354	(34.9)%
Other expense (income):
Interest expense, net	715	1,654	(56.8)%
Loss on extinguishment of debt	—	333	(100.0)%
Gain on disposal of assets	—	(690)	NM
Other expense, net	144	7	NM
Total other expense, net	859	1,304	(34.1)%
Income from continuing operations before income taxes	23	50	(54.0)%
Income tax expense	—	44	NM
Income from continuing operations	23	6	283.3%
(Loss) income from discontinued operations, net of tax	(37)	178	(120.8)%
Net (loss) income	$(14)	$184	(107.6)%

*	Not meaningful (“NM”).

Three Months Ended March 31, 2020 and 2019

Rental revenues—Rental revenue decreased by approximately $0.8 million, or 16.4%, to $4.3 million for the three months ended March 31, 2020, compared with $5.1 million for the same period in 2019. The decrease reflects approximately $0.1 million related to the Omega Lease Termination and $0.8 million related to the sale of four of the Company’s facilities during the second quarter of 2019 off-set by approximately $0.1 million in other increases. The Company recognizes all rental revenues on a straight line rent accrual basis, except with respect to the Mountain Trace Facility while operated by an affiliate of Symmetry for January and February 2019 and the four facilities from January 2019 until their sale during the prior year second quarter, for which rental revenue was recognized based on cash received.

Facility rent expense—Facility rent expense decreased by approximately $0.1 million, or 5.0%, to $1.6 million for the three months ended March 31, 2020, compared with $1.7 million for the same period in 2019. The net decrease is due to the Omega Lease Termination and Covington Forbearance Agreement.

Depreciation and amortization—Depreciation and amortization expense decreased by approximately $0.2 million, or 24.1%, to $0.8 million for the three months ended March 31, 2020, compared with $1.0 million for the same period in 2019. The decrease is mainly due to equipment and computer related assets being fully depreciated and the cessation of depreciation and amortization on assets sold in the prior year.

General and administrative—General and administrative costs decreased by 5.3%, to $0.9 million for the three months ended March 31, 2020, compared with $0.9 million for the same period in 2019. The decrease is due to approximately $0.1 million lower business consulting and legal expenses incurred in relation to forbearance agreements with a prior lender in the prior year, off-set by an increase in employee related expenses of approximately $0.1 million.

Recovery of doubtful accounts—The prior period gain is related to the collection of amounts owed to the Company under tenant payment plans previously not considered collectible.

Other operating expenses—Other operating expenses decreased by approximately $0.2 million, or 45.1%, to $0.2 million for the three months ended March 31, 2020, compared with $0.4 million for the same period in 2019. In the prior period the Company incurred an additional $0.2 million legal expenses in relation to lease negotiations.

Interest expense, net—Interest expense decreased by approximately $1.0 million, or 56.8%, to $0.7 million for the three months ended March 31, 2020, compared with $1.7 million for the same period in 2019. The decrease is due to repayment of significant debt in the prior year.

Loss on extinguishment of debt—The loss from extinguishment of debt decreased by approximately $0.3 million, or 100.0% for the three months ended March 31, 2020. The prior period expenses were due to a substantial change in debt terms pursuant to a forbearance agreement with a prior lender.

Gain on disposal of Assets—The gain on disposal of assets decreased by approximately $0.7 million for the three months ended March 31, 2020, The gain on disposal of assets of $0.7 million in the prior period is due to the Omega Lease Termination.

Other expense, net—During the current period, the Company has retained professional services to assist with the restructure of the Company’s capital structure.

Loss (income) Discontinued operations, net of tax—The loss from discontinued operations increased by $0.1 million, or 120.8%, for the three months ended March 31, 2020. The increase is due to approximately a $0.1 million workers compensation insurance prior year’s premium and deposit refund in the prior period.

Liquidity and Capital Resources

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months from the date of this filing. At March 31, 2020, the Company had $4.0 million in unrestricted cash, $7.5 million current assets and $13.8 million in current liabilities and negative working capital of approximately $0.1 million which excludes $6.2 million of current operating lease obligation. During the three months ended March 31, 2020, the Company generated positive cash flow from continuing operations of $0.3 million and anticipates continued positive cash flow from operations in the future.

Debt Covenant Compliance

As of March 31, 2020, the Company was in compliance with the various covenants for the Company’s outstanding credit related instruments.

Series A Preferred Dividend Suspension

On June 8, 2018, the Board indefinitely suspended quarterly dividend payments with respect to the Series A Preferred Stock. Such dividends are currently in arrears with respect to the fourth quarter of 2017, all quarters of 2018, all quarters of 2019, and the first and second quarters of 2020. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.22 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

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

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
(Amounts in 000’s)	2020	2019
Net cash provided by operating activities - continuing operations	$270	$117
Net cash used in operating activities - discontinued operations	(405)	(282)
Net cash (used in) provided by investing activities - continuing operations	(157)	1,105
Net cash used in financing activities - continuing operations	(436)	(2,119)
Net cash used in financing activities - discontinued operations	—	(34)
Net change in cash and restricted cash	(728)	(1,213)
Cash and restricted cash at beginning of period	8,038	6,486
Cash and restricted cash, ending	$7,310	$5,273

Three Months Ended March 31, 2020

Net cash provided by operating activities—continuing operations for the three months ended March 31, 2020 was approximately $0.3 million, consisting primarily of our income from operations less changes in working capital, and noncash charges (primarily, depreciation and amortization, and lease revenue in excess of cash received). The $0.2 million increase primarily reflects the decrease in interest payments, legal and consulting expenses related to the credit facilities the Company repaid during the second quarter of 2019 and an increase in bad debt collections partially offset by lower rent receipts.

Net cash used in operating activities—discontinued operations for the three months ended March 31, 2020 was approximately $0.4 million, excluding non-cash proceeds and payments. This amount was to fund legal and associated settlement costs related to our legacy professional and general liability claims.

Net cash used in investing activities—continuing operations for the three months ended March 31, 2020 was approximately $0.2 million. This capital expenditure was for a new sprinkler system at one of our owned properties.

Net cash used in financing activities—continuing operations was approximately $0.4 million for the three months ended March 31, 2020. This is the result of routine repayments of approximately $0.4 million of our debt obligations.

Three Months Ended March 31, 2019

Net cash provided by operating activities—continuing operations for the three months ended March 31, 2019 was approximately $0.1 million, consisting primarily of our income from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, gain on disposal of assets and accounts payable, Accrued Expenses).

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

As of March 31, 2020 and December 31, 2019, the Company reserved for approximately $0.7 million and approximately $0.6 million, respectively, of receivables. Accounts receivable, net totaled $1.4 million at March 31, 2020 and $1.0 million at December 31, 2019.

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

Professional and General Liability Claims. As of the date of filing, the Company is a defendant in a total of 12 professional and general liability actions, primarily commenced on behalf of one of our former patients and 11 of our current or prior tenant’s former patients. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died while patients of our facilities due to professional negligence or understaffing. One such action, on behalf of the Company’s former patient, is covered by insurance, except that any award of punitive damages would be excluded from such coverage and 11 of such actions relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator (of which five such actions relate to cases after the Company sold the facilities) and which are subject to such operators’ indemnification obligations in favor of the Company.

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

On May 19, 2020 a medical negligence action was filed in the State Court of Chatham County, Georgia, by Anthony Bowan against affiliates of Peach Health and the Company, alleging wrongful death of a patient, at the facility known as Oceanside Health and Rehab operated by affiliates of Peach Health. The plaintiff is seeking unspecified compensatory damages for the actual losses and unspecified punitive damages. The Company is indemnified by affiliates of Peach Health in this action.

On May 26, 2020 in the United States District Court Eastern District of Arkansas Central Division the court dismissed the action filed against the Company on January 30, 2020, on the grounds that a company who simply sold a facility which concluded the company’s relationship with the buyer is not grounds to expose the Company to liability related to the buyers later actions. Such action had previously been dismissed in the County court on May 5, 2020, was for a medical injury and improper care and treatment was filed in the Circuit Court of Pulaski County, State of Arkansas on behalf of a deceased patient, who received care after the Transition and sale of the facility, against Joseph and Rosie Schwartz who controlled Skyline, a subsidiary of the Company and CIBC Bancorp USA, Inc. The plaintiff (Rack) is seeking unspecified compensatory damages for the actual losses and unspecified punitive damages. The lawyer in this action may appeal the federal dismissal for a time after the case against Joseph and Rosie Schwartz is resolved.

On June 1, 2020 a wrongful death action was filed in the State Court of Chatham County, Georgia, by Sandi Postle against affiliates of Peach Health and the Company, alleging wrongful death of a patient, at the facility known as Oceanside Health and Rehab operated by affiliates of Peach Health. The plaintiff is requesting an amount in excess of $10,000 for suffering and damages and an unspecified amount of punitive damages. The Company is indemnified by affiliates of Peach Health in this action.

The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses” in the Company’s consolidated balance sheets of $0.4 million and $0.5 million at March 31, 2020 and December 31, 2019, respectively. Additionally as of March 31, 2020 and December 31, 2019, $0.3 million and $0.3 million, respectively, was reserved for settlement amounts in “Accounts payable” in the Company’s consolidated balance sheets. For additional information regarding the Company’s self-insurance reserve, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 15 – Commitments and Contingencies included in the Annual Report For additional information regarding the Company’s self-insurance reserve, see Part II, Item 8, Financial Statements and Supplementary Data, Note 15 – Commitments and Contingencies included in the Annual Report.

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

COVID-19 Global Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business in the quarter ended March 31, 2020, and we expect will continue to adversely affect our business in the quarter ending June 30, 2020 and beyond, for a variety of reasons, including those discussed below and elsewhere in this Quarterly Report.

Our tenants’ operations have been, and we expect will continue to be, materially and adversely affected by the COVID-19 pandemic due to, among other things, decreased occupancy and increased operating costs (including costs due to the implementation of additional safety protocols and procedures, purchases of personal protective equipment, increased staffing to allow facilities to adhere to social distancing and infection control protocols, and premium pay and incentive pay for the staff), which may affect our tenants’ ability to make rental payments to us pursuant to their lease agreements.

The COVID-19 pandemic also could cause temporary closures of nursing facilities, operated by our tenants, which also may affect our tenants’ ability to make rental payments to us pursuant to their lease agreements. In addition, our tenants’ operations could be further disrupted if any of their employees, or the employees of their vendors, have, or are suspected of having, COVID-19. This could cause, and in some cases have caused, our tenants or their vendors to experience staffing shortages, and this could potentially require our tenants and their vendors to close parts of or entire facilities, distribution centers, or other buildings to disinfect any affected areas.

We could also be adversely affected if government authorities impose upon our tenants, or their vendors, certain restrictions due to COVID-19. These restrictions may be in the form of mandatory closures, requested voluntary closures, bans on new admissions, restricted operations, or restrictions on the importation of necessary equipment or supplies which may adversely affect our tenants’ operations and their ability to make rental payments to us. In addition, family members may elect to keep nursing facility residents at home during the COVID-19 pandemic, thus reducing our tenants’ revenue. Currently, a number of our tenants have stopped admitting new patients due to COVID-19 infections and hence their revenues have declined.

As a result of COVID-19, our tenants may face lawsuits for alleged negligence associated with their responses to the emergency. The costs associated with defending, settling, or paying damages from such claims could negatively impact our tenants’ operating budgets and affect their ability to meet their obligations under our leases. Further, we may be subject to increased claims brought against us in lawsuits and other legal proceedings arising out of our alleged actions or the alleged actions of our tenants for which they have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such pending or future litigation could materially adversely affect us.

If our tenants are unable to make rental payments to us pursuant to their lease obligations, whether due to the tenants’ decrease in revenues or otherwise, then, in some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place.

While the Company has received most of its rental receipts from tenants through the date of this Quarterly Report, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. We also do not know the number of facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19, and while we have requested reporting from operators of their numbers of cases and CMS has required additional reporting by operators, we may not receive accurate information on the number of cases, which could result in a delay in reporting. We expect to see continued increased clinical protocols for infection control within facilities and increased monitoring of employees, guests and other individuals entering facilities; however, we do not yet know if future reimbursement rates will be sufficient to cover the increased costs of enhanced infection control and monitoring.

Risks Related to Our Capital Structure

We have substantial indebtedness, which may have a material adverse effect on our business and financial condition.

As of March 31, 2020, we had approximately $55.0 million in indebtedness. We may also obtain additional short-term and long-term debt to meet future capital needs, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

The Board suspended dividend payments with respect to the Series A Preferred Stock, commencing with the fourth quarter of 2017, and determined to continue such suspension indefinitely in June 2018. No dividends were declared or paid with respect to the Series A Preferred Stock for such dividend periods. As a result of such suspension, the Company has $21.1 million of undeclared preferred stock dividends in arrears, whose annual dividend rate has increased to 12.875% commencing with the fourth quarter of 2018, with respect to the Series A Preferred Stock as of the date of filing of this Quarterly Report. See Note 11 – Common and Preferred Stock, “Preferred Stock Offerings and Dividends”, to the Company’s Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report.

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019; (ii) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (unaudited); (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2020 and March 31,2019 (unaudited); (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (unaudited); and (v) the Notes to Consolidated Financial Statements (unaudited).

Filed herewith

*	Identifies a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	June 11, 2020	/s/ Brent Morrison
Brent Morrison
Chief Executive Officer and Director (Principal Executive Officer)

Date:	June 11, 2020	/s/ E. Clinton Cain
E. Clinton Cain
Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)