Form 10-Q/A
period 2020-03-31
REGIONAL HEALTH PROPERTIES, INC
filed 2020-06-22
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Regional Health Properties, Inc. (the “Company” or “we”) is filing this Amendment No 1 (“Amendment No. 1”) on Form 10-Q/A to its Quarterly Report for the quarter ended March 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on June 11, 2020 (the “Form 10-Q”), for the sole purpose of adding this Explanatory Note, which was inadvertently omitted from the Form 10-Q.

As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on May 15, 2020, the filing of the Form 10-Q was delayed due to circumstances related to the COVID-19 pandemic and its impact on the Company’s operations. The Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465), to delay the filing of the Form 10-Q.

On April 2, 2020, Georgia Governor, Brian Kemp, issued a statewide Shelter-in-Place Executive Order (the “Shelter-in-Place Order”), which was subsequently modified, to help slow the spread of COVID-19. The Shelter-in-Place Order was extended to the end of June 2020 for vulnerable populations. The Company transitioned to working remotely from home, however, such transition and the related inefficiencies in working remotely delayed the preparation of the Form 10-Q. In addition, the impacts of the COVID-19 pandemic interrupted the Company’s business and operations, and management time and effort was diverted to address the health and safety needs of the Company’s tenants and properties. Furthermore, a significant amount of the accounting, finance and management team’s attention was focused on analyzing and addressing the impact on the Company’s operations and financial condition. The disruptions described above diverted management resources from completing all of the tasks necessary to file the Form 10-Q within the prescribed time period and, consequently, the Company could not file its Form 10-Q on a timely basis.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment No. 1.

This Amendment No. 1 speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to such original filing date, and does not modify or update in any way disclosure made in the Form 10-Q. No attempt has been made in this Amendment No. 1 to modify or update the disclosures presented in the Form 10-Q.

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

3.2	Certificate of Merger, effective September 29, 2017	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

3.3	Amended and Restated Bylaws of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

4.1	Form of Common Stock Certificate of Regional Health Properties, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

4.2	Description of Regional Health Properties, Inc. Capital Stock	Incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

4.3*	2005 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.4*	AdCare Health Systems, Inc. 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.5*	Form of Non-Statutory Stock Option Agreement	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.6*	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.7	Form of Warrant to Purchase Common Stock of the Company	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-175541)

4.8	Warrant to Purchase 50,000 Shares of Common Stock, dated December 28, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

4.10	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Incorporated by reference to Exhibit 10.23.2 of the Registrant’s Annual Report on Form 10-KSB as amended March 31, 2008

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Incorporated by reference to Exhibit 31.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Incorporated by reference to Exhibit 31.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020
31.3	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.4	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Incorporated by reference to Exhibit 32.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020

Exhibit No.	Description	Method of Filing

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Incorporated by reference to Exhibit 32.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020

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

Incorporated by reference to Exhibit 101 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020

*	Identifies a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	June 22, 2020	/s/ Brent Morrison
Brent Morrison
Chief Executive Officer and Director (Principal Executive Officer)

Date:	June 22, 2020	/s/ E. Clinton Cain
E. Clinton Cain
Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)