Form 10-Q
period 2020-06-30
REGIONAL HEALTH PROPERTIES, INC
filed 2020-08-11
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020:  1,688,219 shares of common stock, no par value, were outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I.  Financial Information

Item 1.	Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Property and equipment, net	$53,528	$54,672
Cash	4,295	4,383
Restricted cash	2,882	3,655
Accounts receivable, net of allowance of $581 and $615	2,183	963
Prepaid expenses and other	551	249
Notes receivable	817	840
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	218	462
Right-of-use operating lease assets	35,547	37,287
Goodwill	1,585	1,585
Lease deposits and other deposits	517	517
Straight-line rent receivable	7,205	6,674
Total assets	$111,799	$113,758
LIABILITIES AND EQUITY
Senior debt, net	$47,812	$48,415
Bonds, net	6,317	6,409
Other debt, net	1,016	539
Accounts payable	3,038	3,699
Accrued expenses	2,480	2,613
Operating lease obligation	37,632	39,262
Other liabilities	1,339	1,078
Total liabilities	99,634	102,015
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,688 issued and outstanding at June 30, 2020 and December 31, 2019	62,016	61,992
Preferred stock, no par value; 5,000 shares authorized; 2,812 shares issued and outstanding, redemption amount $70,288 at June 30, 2020 and December 31, 2019	62,423	62,423
Accumulated deficit	(112,274)	(112,672)
Total stockholders’ equity	12,165	11,743
Total liabilities and stockholders’ equity	$111,799	$113,758

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental revenues	$4,293	$5,018	$8,590	$10,156
Management fees	244	238	488	477
Other revenues	2	45	9	92
Total revenues	4,539	5,301	9,087	10,725
Expenses:
Facility rent expense	1,639	1,640	3,279	3,366
Cost of management fees	174	160	325	319
Depreciation and amortization	769	841	1,545	1,864
General and administrative expense	714	895	1,591	1,821
Recovery of doubtful accounts	(135)	(74)	(137)	(246)
Other operating expenses	297	222	521	630
Total expenses	3,458	3,684	7,124	7,754
Income from operations	1,081	1,617	1,963	2,971
Other expense (income):
Interest expense, net	684	1,724	1,399	3,378
Loss on extinguishment of debt	—	1,221	—	1,554
Gain on disposal of assets	—	—	—	(690)
Other expense (income), net	(9)	47	135	54
Total other expense, net	675	2,992	1,534	4,296
Income (loss) from continuing operations before income taxes	406	(1,375)	429	(1,325)
Income tax expense	—	—	—	44
Income (loss) from continuing operations	$406	$(1,375)	$429	$(1,369)
Income (loss) from discontinued operations, net of tax	6	132	(31)	310
Net income (loss)	412	(1,243)	398	(1,059)
Preferred stock dividends - undeclared	(2,249)	(2,249)	(4,498)	(4,498)
Net Loss attributable to Regional Health Properties, Inc. common stockholders	$(1,837)	$(3,492)	$(4,100)	$(5,557)
Net (Loss) income per share of common stock attributable to Regional Health Properties, Inc.
Basic and diluted:
Continuing operations	$(1.09)	$(2.14)	$(2.41)	$(3.47)
Discontinued operations	$-	$0.07	$(0.02)	$0.18
	$(1.09)	$(2.07)	$(2.43)	$(3.29)
Weighted average shares of common stock outstanding:
Basic and diluted	1,688	1,688	1,688	1,688

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

(Unaudited)

For the Three and Six Months ended June 30, 2020	Shares of Common Stock	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2019	1,688	2,812	$61,992	$62,423	$(112,672)	$11,743
Stock-based compensation	—	—	12	—	—	12
Net loss	—	—	—	—	(14)	(14)
Balances, March 31, 2020	1,688	2,812	$62,004	$62,423	$(112,686)	$11,741
Stock-based compensation	—	—	12	—	—	12
Net income	—	—	—	—	412	412
Balances, June 30, 2020	1,688	2,812	$62,016	$62,423	$(112,274)	$12,165

For the Three and Six Months ended June 30, 2019	Shares of Common Stock	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2018	1,688	2,812	$61,900	$62,423	$(118,172)	$6,151
Stock-based compensation	—	—	27	—	—	27
Net income	—	—	—	—	184	184
Balances, March 31, 2019	1,688	2,812	$61,927	$62,423	$(117,988)	$6,362
Stock-based compensation	—	—	21	—	—	21
Net loss	—	—	—	—	(1,243)	(1,243)
Balances, June 30, 2019	1,688	2,812	$61,948	$62,423	$(119,231)	$5,140

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$398	$(1,059)
Loss (income) from discontinued operations, net of tax	31	(310)
Income (loss) from continuing operations	429	(1,369)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,545	1,864
Interest paid in kind	—	354
Stock-based compensation expense	24	48
Rent expense in excess of cash paid	109	185
Rent revenue in excess of cash received	(536)	(951)
Amortization of deferred financing costs, debt discounts and premiums	64	126
Loss on debt extinguishment	—	1,554
Gain on disposal of assets	—	(690)
Bad debt recovery	(137)	(246)
Deferred tax expense	—	44
Changes in operating assets and liabilities:
Accounts receivable	(1,078)	441
Prepaid expenses and other	42	89
Other assets	23	(54)
Accounts payable and accrued expenses	68	(544)
Other liabilities	267	63
Net cash provided by operating activities - continuing operations	820	914
Net cash used in operating activities - discontinued operations	(904)	(479)
Net (cash used in) provided by operating activities	(84)	435
Cash flows from investing activities:
Proceeds from disposal of lease assets, net	—	1,192
Purchase of property and equipment	(157)	(95)
Net cash (used in) provided by investing activities - continuing operations	(157)	1,097
Net cash (used in) provided by investing activities	(157)	1,097
Cash flows from financing activities:
Proceeds from debt issuance	229	—
Repayment on notes payable	(733)	(1,959)
Repayment on bonds payable	(116)	(344)
Debt extinguishment, forbearance and issuance costs	—	(826)
Net cash used in financing activities - continuing operations	(620)	(3,129)
Net cash used in financing activities - discontinued operations	—	(34)
Net cash used in financing activities	(620)	(3,163)
Net change in cash and restricted cash	(861)	(1,631)
Cash and restricted cash, beginning	8,038	6,486
Restricted cash held for sale, ending	—	126
Cash and restricted cash, ending	$7,177	$4,729

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash interest paid	$1,204	$2,860
Supplemental disclosure of non-cash activities:
Non-cash debt issuance costs and prepayment penalties	$—	$1,519
Non-cash proceeds from vendor-financed insurance	$339	$250
Non-cash proceeds from finance lease to purchase fixed assets	$—	$26

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2020

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

As of June 30, 2020, the Company owned, leased, or managed for third parties 24 facilities, primarily in the Southeast United States. Of the 24 facilities, the Company: (i) leased 10 skilled nursing facilities (which the Company owns), and subleased nine skilled nursing facilities (which the Company leases), to third-party tenants; (ii) leased two assisted living facilities (which the Company owns) to third-party tenants; and (iii) managed, on behalf of third-party owners, two skilled nursing facilities and one independent living facility. See Note 6 – Leases, herein, and Note 7 – Leases in Part II, Item 8, “Financial Statements and Supplemental Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 27, 2020 (the “Annual Report”), for a more detailed description of the Company’s leases.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for the fiscal year. The consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the unaudited consolidated financial statements in this Quarterly Report together with the historical audited consolidated financial statements of the Company for the year ended December 31, 2019, included in the Annual Report. See Part II, Item 8, “Financial Statements and Supplementary Data”, Note 1 – Summary of Significant Accounting Policies included in the Annual Report, for a description of all significant accounting policies. During the three and six months ended June 30, 2020, there were no material changes to the Company’s policies.

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business in the quarter ended June 30, 2020, and we expect it will continue to adversely affect our business in the quarter ending September 30, 2020 and beyond, for a variety of reasons, including those discussed below and elsewhere in this Quarterly Report.

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

The COVID-19 pandemic may also lead to temporary closures of nursing facilities, operated by our tenants, which also may affect our tenants’ ability to make their rental payments to us pursuant to their respective lease agreements. In addition, our tenants’ operations could be further disrupted if any of their employees, or the employees of their vendors, have, or are suspected of having, COVID-19. This could cause, and in some cases has already caused, our tenants or their vendors to experience staffing shortages, and this could potentially require our tenants and their vendors to close parts of or entire facilities, distribution centers, or other buildings to disinfect any affected areas.

We could also be adversely affected if government authorities impose upon our tenants, or their vendors, certain restrictions due to the COVID-19 pandemic. These restrictions may be in the form of mandatory closures, requested voluntary closures, bans on new admissions, restricted operations, or restrictions on the importation of necessary equipment or supplies which may adversely affect our tenants’ operations and their ability to make rental payments to us moving forward. In addition, family members may elect to keep nursing facility residents at home during the COVID-19 pandemic, thus reducing our tenants’ revenue. Currently, a number of our tenants have stopped admitting new patients due to rising COVID-19 infections resulting in decreased revenues.

As a result of the COVID-19 pandemic, our tenants may face lawsuits for alleged negligence associated with their responses to the emergency. The costs associated with defending, settling, or paying damages from such claims could negatively impact our tenants’ operating budgets and affect their ability to meet their obligations under our leases. Further, we may be subject to increased lawsuits arising out of our alleged actions or the alleged actions of our tenants for which they have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such pending or future litigation could materially adversely affect us.

If our tenants are unable to make rental payments to us pursuant to their lease obligations, whether due to the tenants’ decrease in revenues or otherwise, then, in some cases, we may be forced to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place.

While the Company has received approximately 85% of its expected monthly rental receipts from tenants through July 31, 2020, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. We also do not know the number of facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19, and while we have requested reporting from operators of their numbers of cases and the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”) has required additional reporting by operators, we may not receive accurate information on the number of cases, which could result in a delay in reporting. We expect to see continued increased clinical protocols for infection control within facilities and increased monitoring of employees, guests and other individuals entering facilities; however, we do not yet know if future reimbursement rates will be sufficient to cover the increased costs of enhanced infection control and monitoring.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition and Allowances

Triple-Net Leased Properties. The Company’s triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in straight-line rent receivable on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one or more tenant(s) of the Company’s facilities, rental income for the affected facilities is thus recognized only upon cash collection, and any accumulated straight-line rent receivable is thus reversed in the period in which the Company deems rent collection to no longer be probable. Rental revenues for one facility in North Carolina (until operator transition on March 1, 2019) was recorded on a cash basis during the three months ended March 31, 2019. For additional information with respect to such facilities, see Note 6 – Leases.

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

Allowances. The Company assesses the collectability of its rent receivables, including straight-line rent receivables and working capital loans to tenants. The Company bases its assessment of the collectability of rent receivables and working capital loans to tenants on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company’s evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments or payments on a working capital loan, then the Company provides a reserve against the recognized straight-line rent receivable asset or working capital loan for the portion that we estimate may not be recovered. Payments received on impaired loans are applied against the allowance. If the Company changes its assumptions or estimates regarding the collectability of future rent payments required by a lease or required from a working capital loan to a tenant, then the Company may adjust its reserve to increase or reduce the rental revenue or interest revenue from working capital loans to tenants recognized in the period the Company makes such change in its assumptions or estimates. See Note 6 – Leases.

As of June 30, 2020 and December 31, 2019, the Company reserved for approximately $0.6 million and $0.6 million, respectively, of uncollected receivables. Accounts receivable, net, totaled $2.2 million at June 30, 2020 and $1.0 million at December 31, 2019.

Pre-Paid Expenses and Other

As of June 30, 2020 and December 31, 2019, the Company had $0.5 million and $0.2 million, respectively, in pre-paid expenses and other, primarily for directors’ and officers’ insurance, NYSE American annual fees and mortgage insurance premiums.

Other Expenses, Net

The Company has retained professional services to assist with the restructure of the Company’s capital structure.

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or capital lease. As of June 30, 2020, all of the Company’s leased facilities are accounted for as operating leases. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

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

The following table summarizes real estate tax recognized on our consolidated statements of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in 000’s)	2020	2019	2020	2019
Rental revenues	$119	$106	$245	$229
Other operating expenses	$119	$106	$245	$229

Additionally, we now expense certain leasing costs, other than leasing commissions, as they are incurred. Current GAAP provides for the deferral and amortization of such costs over the applicable lease term. Adoption of ASU 2016-02 has not had a material effect on the Company’s consolidated financial statements, other than the initial balance sheet impact of recognizing the right-of-use assets and the right-of-use lease liabilities. Upon adoption, we recognized operating lease assets of $39.8 million on our consolidated balance sheet for the period ended March 31, 2019, which represents the present value of minimum lease payments associated with such leases. Also upon adoption, we recognized operating lease liabilities of $41.5 million on our consolidated balance sheet for the period ended March 31, 2019. The present value of minimum lease payments was calculated on each lease using a discount rate that approximated our incremental borrowing rate and the current lease term and upon adoption we utilized a discount rate of 7.98% for the Company’s leases. See Note 6– Leases for the Company’s operating leases.

Self-Insurance

The Company is self-insured against professional and general liability claims since it discontinued its healthcare operations during 2014 and 2015 in connection with its transition from an owner and operator of healthcare properties to a healthcare property holding and leasing company (the “Transition”). See Part II, Item 8, “Financial Statements and Supplementary Data”, Note 15 – Commitments and Contingencies in the Annual Report for more information. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company’s estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 7 – Accrued Expenses.

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

The weighted average contractual terms in years for these securities, with no intrinsic value, are 3.9 years for the stock options and 3.5 years for the warrants.

See Part II, Item 8, “Financial Statements and Supplementary Data”, Note 1 – Summary of Significant Accounting Policies included in the Annual Report, for a description of the other accounting pronouncements the Company is currently evaluating.

NOTE 2.	LIQUIDITY

Overview

The Company is undertaking measures to grow its operations, streamline its cost infrastructure and otherwise increase liquidity by: (i) refinancing or repaying debt to reduce interest costs and mandatory principal repayments, with such repayment to be funded through potentially expanding borrowing arrangements with certain lenders or potentially raising capital through the issuance of securities after restructuring of the Company’s capital structure; (ii) increasing future lease revenue through acquisitions and investments in existing properties; (iii) modifying the terms of existing leases; (iv) replacing certain tenants who default on their lease payment terms; and (v) reducing other and general and administrative expenses.

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months from the date of this filing. At June 30, 2020, the Company had $4.3 million in unrestricted cash. During the six months ended June 30, 2020, the Company generated positive cash flow from continuing operations of $0.8 million and anticipates continued positive cash flow from operations during the twelve months from the date of this filing, however this anticipation is subject to the uncertainties of the COVID-19 pandemic. At June 30, 2020,  one operator accounted for approximately $1.1 million of rent arrears recorded in “Accounts receivable, net of allowance” on our consolidated balance sheets for which the Company has deemed an allowance is not currently warranted as the Company has a uniform commercial code lien on the operator’s sufficient receivables. The Company continues to monitor collectability and negotiations are ongoing between the operator and the Company for resolution and collection of the receivables. The Company is current with all of its debt and other financial obligations. The Company is taking advantage of various stimulus measures made available to it through the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) recently enacted by Congress in response to the COVID-19 pandemic which allows for, among other things, a deferral of debt service payments on U.S. Department of Agriculture (“USDA”) loans to maturity, an allowance for debt service payments to be made out of replacement reserve accounts for U.S. Department of Housing and Urban Development (“HUD”) loans as well as allowing for debt service payments to be made by the U.S. Small Business Administration (“SBA”) on all SBA loans. For further information see Note 8 – Notes Payable and Other Debt.

Series A Preferred Dividend Suspension

On June 8, 2018, the Board indefinitely suspended quarterly dividend payments with respect to the Series A Preferred Stock. As of June 30, 2020, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $23.4 million of undeclared preferred stock dividends in arrears. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet, in part, its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.22 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Debt

As of June 30, 2020, the Company had $55.1 million, net of $1.5 million deferred financing and unamortized discounts, in indebtedness. The Company anticipates net principal repayments of approximately $2.0 million (excluding approximately $0.1 million from modest payment deferment programs) during the next twelve-month period which include approximately $1.9 million of routine debt service amortization, and a $0.1 million payment of bond debt.

Debt Covenant Compliance

As of June 30, 2020, the Company was not in default of the various covenants for the Company’s outstanding credit related instruments.

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

The Company concludes that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance.

NOTE 3.	CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	June 30, 2020	December 31, 2019
Cash	$4,295	$4,383

Restricted cash:
Cash collateral	66	124
HUD and other replacement reserves	1,650	2,251
Escrow deposits	849	963
Restricted investments for debt obligations	317	317
Total restricted cash	2,882	3,655
Total cash and restricted cash	$7,177	$8,038

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

NOTE 4.	PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	June 30, 2020	December 31, 2019
Buildings and improvements	5-40	$65,486	$65,533
Equipment and computer related	2-10	5,384	5,601
Land	—	2,779	2,779
Construction in process	—	216	58
		73,865	73,971
Less: accumulated depreciation and amortization		(20,337)	(19,299)
Property and equipment, net		$53,528	$54,672

The following table summarizes total depreciation and amortization expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2020	2019	2020	2019
Depreciation	$544	$604	$1,094	$1,335
Amortization	225	237	451	529
Total depreciation and amortization expense	$769	$841	$1,545	$1,864

NOTE 5.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment)(a)	Bed Licenses - Separable	Lease Rights	Total
Balances, December 31, 2019
Gross	$14,276	$2,471	$4,758	$21,505
Accumulated amortization	(3,339)	—	(4,296)	(7,635)
Net carrying amount	$10,937	$2,471	$462	$13,870
Amortization expense	(207)	—	(244)	(451)
Balances, June 30, 2020
Gross	14,276	2,471	4,758	21,505
Accumulated amortization	(3,546)	—	(4,540)	(8,086)
Net carrying amount	$10,730	$2,471	$218	$13,419

(a)	Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 4 – Property and Equipment).

The following table summarizes amortization expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2020	2019	2020	2019
Bed licenses	$103	$115	$207	$286
Lease rights	122	122	244	243
Total amortization expense	$225	$237	$451	$529

Expected amortization expense for all definite-lived intangibles for each of the years ended December 31 is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2020(a)	$208	$60
2021	414	24
2022	414	24
2023	414	23
2024	414	18
Thereafter	8,866	69
Total expected amortization expense	$10,730	$218

(a)	Estimated amortization expense for the year ending December 31, 2020, includes only amortization to be recorded after June 30, 2020.

The following table summarizes the carrying amount of goodwill:

(Amounts in 000’s)	June 30, 2020	December 31, 2019
Goodwill - balances, December 31, prior year	$1,585	$2,105
Assets sold	—	(520)
Net carrying amount	$1,585	$1,585

The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

NOTE 6.	LEASES

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

As of June 30, 2020, the Company is in compliance with all operating lease financial covenants.

Subleased Facilities

The weighted average remaining lease term for our nine subleased facilities is 7.3 years.

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

Bonterra/Parkview Master Lease. The Company and certain of its subsidiaries terminated the Company’s lease and sublease of two skilled nursing facilities, an 115-bed skilled nursing facility located in East Point, Georgia and an 184-bed skilled nursing facility located in Atlanta, Georgia (the “Omega Facilities”), by mutual consent of the Company and the lessor (affiliate of Omega Healthcare) and the sublessees (affiliates of Wellington Health Services) of each of the Omega Facilities (the “Omega Lease Termination”). Prior to the Omega Lease Termination which was effective January 15, 2019, the Omega Facilities were leased under a single indivisible agreement (the “Bonterra/Parkview Master Lease”), which leases were due to expire August 2025 and which Omega Facilities the Company subleased to third party subtenants. Effective January 15, 2019, the Company’s leases for the Omega Facilities were terminated by mutual consent of the Company and the lessor of the Omega Facilities. For further information, see Note 9 - Discontinued Operations and Dispositions.

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

Future Minimum Lease Payments

Future minimum lease payments for each of the next five years ending December 31, are as follows:

(Amounts in 000’s)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2020 (2)	$3,221	$(74)	$3,147
2021	6,551	(520)	6,031
2022	6,691	(1,002)	5,689
2023	6,823	(1,465)	5,358
2024	6,958	(1,912)	5,046
Thereafter	19,832	(7,471)	12,361
Total	$50,076	$(12,444)	$37,632

(1)	Weighted average discount rate 7.98%.
(2)	Estimated minimum lease payments for the year ending December 31, 2020 include only payments to be paid after June 30, 2020.

Leased and Subleased Facilities to Third-Party Operators

As of June 30, 2020, the Company leased or subleased 21 facilities (12 owned by the Company and nine leased to the Company), to third-party tenants on a triple net basis, meaning that the lessee (i.e., the third-party tenant of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. The weighted average remaining lease term for our facilities is 7.4 years.

Aspire. On November 30, 2018, the Company subleased five facilities located in Ohio to affiliates (collectively, “Aspire Sublessees”) of Aspire Regional Partners, Inc. (“Aspire”) management, formerly affiliated with MSTC Development Inc., pursuant to separate sublease agreements (the “Aspire Subleases”), whereby the Aspire Sublessees took possession of, and commenced operating, the facilities (the “Aspire Facilities”) as subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at June 30, 2020.

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

On January 28, 2019, the Company reached a final agreement pursuant to an agreement signed on September 20, 2018, with the Symmetry Tenants with respect to the Symmetry Leases, pursuant to which the Symmetry Tenants agreed to a payment plan for the rent arrears and the Company agreed to a reduction in annualized rent of approximately $0.6 million, and waived approximately $0.2 million in rent arrears, upon which the Symmetry Tenants recommenced monthly rent payments of $0.1 million starting with the September 1, 2018 amounts due under the Symmetry Leases. There is no assurance that the Company will be able to obtain payment of all unpaid rents. During the year ended December 31, 2019, the Company expensed approximately $0.4 million allowance against the outstanding balance of payment plan receivables. On February 28, 2019, the Company and the Mountain Trace Tenant mutually terminated the lease with respect to the Mountain Trace Facility and operations at the facility were transferred to Vero Health X, LLC (“Vero Health”). During the three month’s ended June 30, 2020, the Company released approximately $0.1 million of the unpaid rent allowance.

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

Peach Health. On June 18, 2016, the Company entered into a Master Sublease Agreement, as amended on March 30, 2018 (the “Peach Health Sublease”), with affiliates of Peach Health Group, LLC (“Peach Health”) (the affiliates collectively, “Peach Health Sublessee”), which provided that Peach Health Sublessee would take possession of and operate three facilities located in Georgia (the “Peach Facilities”) as subtenant.

In connection with the Peach Health Sublease, the Company extended a line of credit to Peach Health Sublessee for up to $1.0 million for operations at the Peach Facilities (the “Peach Line”), with an initial interest rate of 13.5% per annum, which increases by 1% per annum. The Peach Line had a maturity date one year from the date of the first disbursement and is secured by a first priority security interest in Peach Health Sublessee’s assets and accounts receivable. On April 6, 2017, the Company modified certain terms of the Peach Line in connection with Peach Health Sublessee securing a $2.5 million revolving working capital loan from a third party lender (the “Peach Working Capital Facility”), subsequently capped at $1.75 million, which matured April 5, 2020. The Peach Working Capital Facility was secured by Peach Health Sublessee’s eligible accounts receivable, and all collections on the eligible accounts receivable are remitted to a lockbox controlled by the lender and was guaranteed by Regional. Payment of principal and interest under the Peach Line was previously governed by certain financial covenants limiting distributions under the Peach Working Capital Facility. The modifications of the Peach Line included: (i) reducing the loan balance to $0.8 million and restricting further borrowings; (ii) extending the maturity date to October 1, 2020 and adding a six month extension option by Peach Health Sublessee, subject to certain conditions; (iii) increasing the interest rate from 13.5% per annum by 1% per annum; and (iv) establishing a four-year amortization schedule. During May 2020, Peach Health Sublessee, having fully repaid their Peach Working Capital Facility according to its terms, recommenced monthly required payments toward the Peach Line outstanding balance.

At June 30, 2020, approximately $1.3 million was outstanding on the Peach Line.

Future minimum lease receivables, at June 30, 2020, from the Company’s facilities leased and subleased to third party tenants for each of the next five years ending December 31, are as follows:

(Amounts in 000's)
2020 (a)	$7,907
2021	16,100
2022	17,273
2023	17,588
2024	17,448
Thereafter	53,319
Total	$129,635

(a)	Estimated minimum lease receivables for the year ending December 31, 2020 include only payments to be paid after June 30, 2020.

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

NOTE 7.	ACCRUED EXPENSES

Accrued expenses and other consist of the following:

(Amounts in 000’s)	June 30, 2020	December 31, 2019
Accrued employee benefits and payroll-related	$211	$239
Real estate and other taxes	783	883
Self-insured reserve (1)	266	453
Accrued interest	345	208
Unearned rental revenue	48	46
Other accrued expenses	827	784
Total accrued expenses	$2,480	$2,613

(1)

The Company self-insures against professional and general liability cases incurred prior to the Transition and uses a third party administrator and outside counsel to manage and defend the claims (see Note 12 - Commitments and Contingencies).

NOTE 8.	NOTES PAYABLE AND OTHER DEBT

See Part II, Item 8, “Financial Statements and Supplementary Data”, Note 9 – Notes Payable and Other Debt included in the Annual Report for a detailed description of all the Company’s debt facilities.

Notes payable and other debt consists of the following:

(Amounts in 000’s)	June 30, 2020	December 31, 2019
Senior debt—guaranteed by HUD	$31,570	$31,996
Senior debt—guaranteed by USDA	13,163	13,298
Senior debt—guaranteed by SBA	640	650
Senior debt—bonds	6,500	6,616
Senior debt—other mortgage indebtedness	3,705	3,777
Other debt	1,016	539
Subtotal	56,594	56,876
Deferred financing costs	(1,307)	(1,364)
Unamortized discount on bonds	(142)	(149)
Notes payable and other debt	$55,145	$55,363

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		June 30, 2020	December 31, 2019
Senior debt - guaranteed by HUD (b)
The Pavilion Care Center	Orix Real Estate Capital	12/01/2027	Fixed	4.16%	$1,056	$1,105
Hearth and Care of Greenfield	Orix Real Estate Capital	08/01/2038	Fixed	4.20%	1,963	1,992
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	5,032	5,094
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	7,811	7,909
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	6,791	6,876
Georgetown	Midland State Bank	10/01/2046	Fixed	2.98%	3,437	3,480
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	5,480	5,540
Total					$31,570	$31,996
Senior debt - guaranteed by USDA (c)
Coosa (d)	Metro City	09/30/2035	Prime + 1.50%	5.50%	5,149	5,212
Mountain Trace (e)	Community B&T	02/24/2037	Prime + 1.75%	5.75%	3,972	4,009
Southland (f)	Cadence Bank, NA	07/27/2036	Prime + 1.50%	6.00%	4,042	4,077
Total					$13,163	$13,298
Senior debt - guaranteed by SBA (g)
Southland	Cadence Bank, NA	07/27/2036	Prime + 2.25%	5.50%	640	650
Total					$640	$650

(a)

Represents cash interest rates as of June 30, 2020 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs, which range from 0.08% to 0.53% per annum.

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

(d)

Pursuant to the CARES Act, the monthly principal and interest payments due May 1, 2020 through September 1, 2020 for the loan for that certain 122-bed skilled nursing facility commonly known as Coosa, located in Glencoe, Alabama, are deferred (a part of the “USDA Payment Program”). Monthly payments commencing October 1, 2020 will be applied to current interest, then deferred interest until the deferred interest is paid in full. Upon expiration of the deferral period, the payments will be re-amortized over the remaining term of the loan.

(e)

Pursuant to the CARES Act, the monthly principal and interest payments due May 1, 2020 through August 1, 2020 for the Mountain Trace facility loan are deferred. Monthly payments commencing September 1, 2020 will be applied to current interest, then deferred interest until the deferred interest is paid in full, payments will be re-amortized over the extended term of the loan.

(f)

Pursuant to the CARES Act, the monthly principal and interest payments due May 1, 2020 through October 1, 2020 for the loan for that certain 126-bed skilled nursing facility commonly known as Southland, located in Dublin, Georgia, are deferred (a part of the “USDA Payment Program”). Monthly payments will recommence November 1, 2020 and the payments will be re-amortized over the remaining term of the loan.

(g)	For the one facility, the Company has a term loan with a financial institution, which is insured 75% by the SBA. Six monthly debt payments, commencing March 1, 2020, are being funded by the SBA.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		June 30, 2020	December 31, 2019
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,379	$6,379
Eaglewood Bonds Series B	City of Springfield, Ohio	05/01/2021	Fixed	8.50%	121	237
Total					$6,500	$6,616

(a)	Represents cash interest rates as of June 30, 2020. The rates exclude amortization of deferred financing of approximately 0.15% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		June 30, 2020	December 31, 2019
Senior debt - other mortgage indebtedness
Meadowood	Exchange Bank of Alabama	05/01/2022	Fixed	4.50%	3,705	3,777
Total					$3,705	$3,777

(a)	Represents cash interest rates as of June 30, 2020 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.30% per annum.

(Amounts in 000’s)
Lender	Maturity	Interest Rate		June 30, 2020	December 31, 2019
Other debt
First Insurance Funding	03/01/2021	Fixed	2.38%	$281	$27
Key Bank	08/25/2021	Fixed	0.00%	495	495
Greater Nevada Credit Union - PPP Loan	04/16/2022	Fixed	1.00%	229	—
Marlin Covington Finance	03/11/2021	Fixed	20.17%	11	17
Total				$1,016	$539

PPP Loan

On June 29, 2020, the Company received the proceeds of a promissory note dated April 16, 2020 (the “PPP Loan Agreement”), entered into between Adcare Administrative Services, LLC (“Borrower”), a wholly owned subsidiary of the Company, and Greater Nevada Credit Union, as lender (the “Lender). Lender made this loan pursuant to the Paycheck Protection Program (the “PPP”), created by Section 1102 of the CARES Act and governed by the CARES Act, Section 7(a)(36) of the Small Business Act, any rules or guidance that has been issued by the SBA implementing the PPP and acting as guarantor, or any other applicable loan program requirements, as defined in 13 CFR § 120.10, as amended from time to time. Pursuant to the PPP Loan Agreement, the Lender made a loan to the Borrower with an aggregate principal amount of $228,700 (the “PPP Loan”), which is recorded in “Other debt, net” in the Company’s consolidated balance sheets.

The maturity date of the PPP Loan is April 16, 2022, which is two years from the PPP Loan Agreement date. The interest accrues from the date of disbursement of the PPP Loan (the “Effective Date”). The PPP Loan bears interest at a fixed rate equal to one percent (1%) per annum and interest will accrue from the Effective Date. PPP Loan payments will be deferred for the first six months from the Effective Date. Subject to any PPP Loan forgiveness granted by the CARES Act, the Company will subsequently pay 18 fully amortized monthly consecutive principal and interest payments for all principal and all accrued interest not yet paid, with the first PPP Loan payment due on the date that is seven months after the Effective Date. The proceeds of the PPP Loan shall be used for the following purposes only: (i) payroll costs as defined by the CARES Act, (ii) costs related to the continuation of group health care benefits during periods of paid sick, medical, or family leave, and insurance premiums; (iii) mortgage interest payments, (iv) rent payments, (v) utility payments, (vi) interest payments on any other debt obligations incurred before February 15, 2020, and/or (vii) refinancing a SBA Economic Injury Disaster Loan made between January 31, 2020 and April 3, 2020.

The PPP Loan and the related documentation contain customary events of default, including: (i) any representation or warranty made, or financial or other information provided, by the Borrower under the PPP Loan Agreement being false or misleading in any material respect; (ii) the failure by any Borrower to make required payments; (iii) the failure by the Borrower to perform or comply with certain agreements; and (iv) the dissolution or termination of Borrower's existence as a going business, the insolvency of Borrower, the appointment of a receiver for any part of Borrower's property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against Borrower. Upon default, Lender may declare the entire unpaid principal balance under this Note and all accrued unpaid interest immediately due, and then Borrower will pay that amount. Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses, whether or not there is a lawsuit, including attorneys' fees, expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), and appeals. Borrower also will pay any court costs, in addition to all other sums provided by law.

Should Borrower default on the PPP Loan, SBA may be required to pay Lender under the SBA guarantee. SBA may then seek recovery of these funds from Borrower and Borrower may not claim or assert against SBA any immunities or defenses available under local law to defeat, modify or otherwise limit Borrower's obligation to repay to SBA any funds advanced by Lender to Borrower. If Borrower defaults on the SBA-guaranteed loan and SBA suffers a loss, the names of the small business will be referred for listing in the Credit Alert Verification Reporting System (CAIVRS) database, which may affect their edibility for further assistance.

Pursuant to the CARES Act, the loan may be forgiven by the SBA. The amount of loan forgiveness is determined by and is subject to the sole approval of the SBA. The amount of loan forgiveness may be reduced if loan proceeds are spent inappropriately. To receive loan forgiveness, borrower must apply for loan forgiveness and provide documentation as requested by the SBA. There will be no loan forgiveness without Borrower’s submission of the proper application and documentation to Lender to include all SBA requirements. Not more than 25% of the amount forgiven can be attributable to non-payroll costs. No assurance can be provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

Debt Covenant Compliance

As of June 30, 2020, the Company had 18 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries).  The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

As of June 30, 2020, the Company was not in default of any covenant requirements under its outstanding credit related instruments.

Scheduled Maturities

The schedule below summarizes for each of the next five years and thereafter, the scheduled gross maturities for the twelve months ended June 30 of the respective year:

For the twelve months ended June 30,	(Amounts in 000’s)*
2021	$2,018
2022	5,835
2023	1,738
2024	1,821
2025	1,912
Thereafter	43,270
Subtotal	$56,594
Less: unamortized discounts	(142)
Less: deferred financing costs, net	(1,307)
Total notes and other debt	$55,145

*Excludes the impact of the USDA Payment Program, which suspends approximately $0.1 million in principal payments.

NOTE 9.	DISCONTINUED OPERATIONS AND DISPOSITIONS

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

The following table summarizes the activity of discontinued operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2020	2019	2020	2019
Cost of services	$(6)	$(132)	$31	$(310)
Net income (loss)	$6	$132	$(31)	$310

The Company’s major classes of discontinued operation’s assets and liabilities included within the Company’s consolidated balance sheets at June 30, 2020 and December 31, 2019, respectively are: (i) “Accounts receivable, net of allowance” of $0.1 million and $0.1 million; (ii) “Accounts payable” of $2.7 million and $3.4 million; and (iii) “Accrued Expenses” of $0.8 million and $1.0 million.

Dispositions

For the three and six months ended June 30, 2020, the Company had no dispositions.

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

The Omega Lease Termination contributed approximately $0.7 million income recorded in "Net loss attributable to Regional Health Properties, Inc. common stockholders" reported in the consolidated statement of operations for the period ended June 30, 2019.

Held for Sale

On April 15, 2019, the Company entered into a Purchase and Sale Agreement (the “PSA”) with affiliates of MED Healthcare Partners LLC (collectively “MED”), with respect to the four skilled nursing facilities owned by the Company outlined below.

Subject to the terms of the PSA, the Company agreed to sell, and MED agreed to purchase, all of the Company’s right, title and interest in: (a) that certain 182-bed skilled nursing facility commonly known as Attalla Health & Rehab, located in Attalla, Alabama; (b) that certain 100-bed skilled nursing facility commonly known as Healthcare at College Park, located in College Park, Georgia; (c) that certain 109-bed skilled nursing facility commonly known as Quail Creek Facility, located in Oklahoma City, Oklahoma; and (d) that certain 100-bed skilled nursing facility commonly known as Northwest Nursing Center, located in Oklahoma City, Oklahoma (the “Northwest Facility), (collectively, the “PSA Facilities”). In consideration therefor, MED agreed to pay to the Company the sum of approximately $28.5 million in cash. The disposition was completed in two parts (i) on August 1, 2019, when the Company received net proceeds of $0.4 million upon the repayment of the remaining Company’s three of four loans with Pinecone (the “Pinecone Credit Facility”), the Company’s loan with Congressional Bank (the “Quail Creek Credit Facility”) and associated expenses related to the transactions and (ii) on August 28, 2019, when the Company received net proceeds of $2.3 million upon the sale of the Northwest Facility.

For additional information regarding the Company’s dispositions, see Note – 10 Acquisitions and Dispositions and Note 11 – Discontinued Operations, Part II, Item 8, “Financial Statements and Supplementary Data” included in the Annual Report.

NOTE 10.	COMMON AND PREFERRED STOCK

Common Stock

There were no dividends paid on the common stock during the three and six months ended June 30, 2020 and 2019.

Preferred Stock

No dividends were declared or paid on the Series A Preferred Stock for the three and six months ended June 30, 2020 and 2019.

As of June 30, 2020, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $23.4 million of undeclared preferred stock dividends in arrears.  Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company legally available for the payment of distributions, cumulative preferential cash dividends at an annual rate equal to 10.875% of the $25.00 per share stated liquidation preference of the Series A Preferred Stock, which is equivalent to an annual rate of $2.72 per share or $1.9 million per quarter. Dividends on the Series A Preferred Stock, when and as declared by the Board, are payable quarterly in arrears, on March 31, June 30, September 30, and December 31 of each year. On June 8, 2018, the Board determined to continue suspension of the payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Under the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock shall continue to accrue and accumulate regardless of whether such dividends are declared by the Board. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for four dividends periods: (i) the annual dividend rate on the Series A Preferred Stock has increased to 12.875% ,which is equivalent to an annual rate of $3.22 or $2.2 million per quarter, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash; and (ii) the holders of the Series A Preferred Stock will be entitled to vote, as a single class, for the election of two additional directors to serve on the Board, as further described in the Charter.

As of June 30, 2020, the Company had 2,811,535 shares of the Series A Preferred Stock issued and outstanding.

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

NOTE 11.	STOCK BASED COMPENSATION

For the three and six months ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2020	2019	2020	2019
Non-employee compensation:
Board restricted stock	$12	$21	$24	$48
Total stock-based compensation expense	$12	$21	$24	$48

Stock Incentive Plan

The AdCare Health Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Stock Incentive Plan”), was assumed by Regional Health pursuant to the Merger.  As a result of the Merger, all rights to acquire shares of AdCare common stock under any AdCare equity incentive compensation plan have been converted into rights to acquire Regional Health common stock pursuant to the terms of the equity incentive compensation plans and other related documents, if any.  The 2011 Stock Incentive Plan expires March 28, 2021 and provides for a maximum of 168,950 shares of common stock to be issued. The 2011 Stock Incentive Plan permits the granting of incentive or nonqualified stock options and the granting of restricted stock. The plan is administered by the Compensation Committee of the Board (the “Compensation Committee”), pursuant to authority delegated to it by the Board. The Compensation Committee is responsible for determining the employees to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. As of June 30, 2020, the number of securities remaining available for future issuance is 19,421.

In addition to the 2011 Stock Incentive Plan, the Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee.

For the three and six months ended June 30, 2020 and 2019, there were no issuances of common stock options or warrants.

Restricted Stock

The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2020:

	Number of Shares (000's)	Weighted Avg. Grant Date Fair Value
Unvested, December 31, 2019	29	$4.63
Vested	(15)	$5.53
Unvested, June 30, 2020	14	$3.60

For restricted stock unvested at June 30, 2020, $24,781 in compensation expense will be recognized over the next 0.5 years.

NOTE 12.	COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of June 30, 2020, all of the Company’s facilities leased and subleased to third-party operators and managed for third-parties are certified by CMS and are operational. See Note 6 - Leases.

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

Professional and General Liability Claims. As of June 30, 2020, the Company is a defendant in one professional and general liability action commenced on behalf of one of our former patients who received care at one of our facilities prior to the Transition. The plaintiff in this action alleges negligence due to failure to provide adequate and competent staff resulting in injuries, pain and suffering, mental anguish and malnutrition and seeks unspecified actual and compensatory damages, and unspecified punitive damages. This action is covered by insurance, except that any punitive damages awarded would not be so covered.

As of June 30, 2020, the Company is a defendant in 10 additional professional and general liability actions (including the two actions filed during the three months ended June 30, 2020 and described in the next paragraph). These 10 additional professional and general liability actions were commenced against the Company after the Transition, on behalf of former patients of our current or prior tenants. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing at the applicable facility operated by our tenants. These actions on behalf of former patients of our current or prior tenants all relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator (and of which four such actions relate to events which occurred after the Company sold such facilities) and are subject to such operators’ indemnification obligations in favor of the Company.

During the three months ended June 30, 2020, the following two professional and general liability actions were filed against the Company.

•

On May 21, 2020, a medical negligence action was filed in the State Court of Chatham County, Georgia, by Anthony Bowman against affiliates of Peach Health and the Company, alleging wrongful death of a patient, at the facility known as Oceanside Health and Rehab operated by affiliates of Peach Health. The plaintiff is seeking unspecified compensatory damages for the actual losses and unspecified punitive damages. The Company is indemnified by affiliates of Peach Health in this action. The Company believes that this action lacks merit and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in this action.

•

On June 1, 2020, a wrongful death action was filed in the State Court of Chatham County, Georgia, by Sandi Postle against affiliates of Peach Health and the Company, alleging the wrongful death of a patient at the facility known as Oceanside Health and Rehab operated by affiliates of Peach Health. The plaintiff is requesting an amount in excess of $10,000 for pain and suffering and damages and an unspecified amount of punitive damages. The Company is indemnified by affiliates of Peach Health in this action. The Company believes that this action lacks merit and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in this action.

During the three months ended June 30, 2020, one professional and general liability action was dismissed without prejudice as detailed below.

On May 26, 2020, the United States District Court Eastern District of Arkansas Central Division the court dismissed without prejudice a complaint filed on January 30, 2020 by Robert E. Rack in the Circuit Court of Pulaski County, State of Arkansas, against Joseph and Rosie Schwartz (who controlled Skyline), a subsidiary of Regional, and CIBC Bancorp USA, Inc., on behalf of a deceased patient who received care at a facility known as the Woodland Hills facility located in Arkansas after the date of the Transition and after the sale of the facility to Skyline. The complaint alleged medical injury and improper care and treatment and that the Company is complicit in the medical injury and improper care because it sold the Woodland Hills facility to Skyline. The plaintiff was seeking unspecified compensatory damages for the actual losses and unspecified punitive damages.

During the three months ended March 31, 2020, the Company settled one professional and general liability action. On January 29, 2020, the Company executed a settlement, in compromise of a complaint filed in the Circuit Court of Pulaski County, in the State of Arkansas, by a former patient at one of our facilities, against the Company on May 16, 2017. The plaintiff alleged medical negligence and injury. The settlement, in exchange for dismissal of the case with prejudice, is in the total amount of $40,000, to be paid in four monthly installments commencing February 2020.

As of June 30, 2019, the Company was a defendant in a total of 16 professional and general liability actions, primarily commenced on behalf of six of our former patients and 10 of our current or prior tenant’s former patients.

The Company established a self-insurance reserve for its professional and general liability claims, included within “Accrued expenses” in the Company’s consolidated balance sheets of $0.3 million and $0.5 million at June 30, 2020 and December 31, 2019, respectively. Additionally as of June 30, 2020 and December 31, 2019, $0.2 million and $0.3 million, respectively, was reserved for settlement amounts in “Accounts payable” in the Company’s consolidated balance sheets. For additional information regarding the Company’s self-insurance reserve, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 15 – Commitments and Contingencies included in the Annual Report.

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

NOTE 13.	RELATED PARTY TRANSACTIONS

McBride Matter

During the three and six months ended June 30, 2019, the Company paid $39,082 and $78,165, respectively to Mr. McBride, the Company’s former Chief Executive Officer and a former director, pursuant to a settlement agreement.

Rimland Matter

On May 13, 2019, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”), with Allan J. Rimland, our former Chief Executive Officer, Chief Financial Officer, President and Director, who voluntarily resigned his employment effective October 17, 2017. Under the Settlement Agreement, the Company, among other things, and in lieu of any other rights or obligations under Mr. Rimland’s employment agreement, agreed to pay Mr. Rimland $85,000, a lump sum payment for a claimed breach of employment agreement and for certain compensation alleged to be due and owing in exchange for Mr. Rimland releasing the Company from all claims and liabilities, including those arising out of his employment and his employment agreement, with the Company (but excluding claims to enforce the provisions of the Settlement Agreement). The Settlement Agreement provided for two monthly payments of $25,000 paid by June 30, 2019, followed by three monthly payments of $11,667. The first payment was paid during July 2019 and the remaining two payments each month thereafter.

For additional information regarding the Company’s related party transactions, see Note – 15 Subsequent Events and Part II, Item 8, “Financial Statements and Supplementary Data”, Note 18 – Related Party Transactions included in the Annual Report.

NOTE 14.	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC.

Professional and General Liability

On July 27, 2020, a wrongful death action was filed in the State Court of Chatham County, Georgia, by Jerold Kaplan against affiliates of Peach Health and the Company, alleging the wrongful death of a patient at the facility known as Oceanside Health and Rehab operated by affiliates of Peach Health. The plaintiff is requesting an amount in excess of $10,000 for pain and suffering and damages and an unspecified amount of punitive damages. The Company is indemnified by affiliates of Peach Health in this action. The Company believes that this action lacks merit and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in this action.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. The Company’s actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including the Company’s critical accounting policies and risks and uncertainties related to, but not limited to, the operating results of the Company’s tenants, the overall industry environment, the Company’s financial condition, and the impact of the COVID-19 pandemic on the Company’s business. These and other risks and uncertainties are described in more detail in the Annual Report and in Part II, Item 1A of this Quarterly Report, as well as other reports that the Company files with the SEC.

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

Overview

Regional Health, through its subsidiaries, is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living.  Our business primarily consists of leasing and subleasing healthcare facilities to third-party tenants. As of June 30, 2020, the Company owned, leased, or managed for third parties 24 facilities primarily in the Southeast United States.

The operators of the Company’s facilities provide a range of health care and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business in the quarter ended June 30, 2020, and we expect will continue to adversely affect our business in the quarter ending September 30, 2020 and beyond, for a variety of reasons, including those discussed below and elsewhere in this Quarterly Report.

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

The COVID-19 pandemic may also lead to temporary closures of nursing facilities, operated by our tenants, which also may affect our tenants’ ability to make their rental payments to us pursuant to their respective lease agreements. In addition, our tenants’ operations could be further disrupted if any of their employees, or the employees of their vendors, have, or are suspected of having, COVID-19. This could cause, and in some cases has already caused, our tenants or their vendors to experience staffing shortages, and this could potentially require our tenants and their vendors to close parts of or entire facilities, distribution centers, or other buildings to disinfect any affected areas.

We could also be adversely affected if government authorities impose upon our tenants, or their vendors, certain restrictions due to the COVID-19 pandemic. These restrictions may be in the form of mandatory closures, requested voluntary closures, bans on new admissions, restricted operations, or restrictions on the importation of necessary equipment or supplies which may adversely affect our tenants’ operations and their ability to make rental payments to us moving forward. In addition, family members may elect to keep nursing facility residents at home during the COVID-19 pandemic, thus reducing our tenants’ revenue. Currently, a number of our tenants have stopped admitting new patients due to rising COVID-19 infections resulting in decreased revenues.

As a result of the COVID-19 pandemic, our tenants may face lawsuits for alleged negligence associated with their responses to the emergency. The costs associated with defending, settling, or paying damages from such claims could negatively impact our tenants’ operating budgets and affect their ability to meet their obligations under our leases. Further, we may be subject to increased lawsuits arising out of our alleged actions or the alleged actions of our tenants for which they have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such pending or future litigation could materially adversely affect us.

If our tenants are unable to make rental payments to us pursuant to their lease obligations, whether due to the tenants’ decrease in revenues or otherwise, then, in some cases, we may be forced to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place.

While the Company has received approximately 85% of its expected monthly rental receipts from tenants through July 31, 2020, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. We also do not know the number of facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19, and while we have requested reporting from operators of their numbers of cases and CMS has required additional reporting by operators, we may not receive accurate information on the number of cases, which could result in a delay in reporting. We expect to see continued increased clinical protocols for infection control within facilities and increased monitoring of employees, guests and other individuals entering facilities; however, we do not yet know if future reimbursement rates will be sufficient to cover the increased costs of enhanced infection control and monitoring.

Portfolio

The following table provides summary information regarding the number of facilities and related licensed beds/units as of June 30, 2020:

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

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation as of June 30 2020:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management	6	689
Aspire	5	390
Wellington Health Services	2	342
Peach Health	3	266
Symmetry Healthcare (2)	2	180
Beacon Health Management	2	212
Vero Health (2)	1	106
Subtotal	21	2,185
Regional Health Managed	3	332
Total	24	2,517

(1)

Represents the number of facilities leased or subleased to separate tenants, of which each tenant is an affiliate of the entity named in the table above. For a more detailed discussion, see Note 6 – Leases located in Part I, Item 1, “Financial Statements”, of this Quarterly Report; Part II, Item 8, “Financial Statements and Supplementary Data”, Note 7 – Leases included in the Annual Report; and “Portfolio of Healthcare Investments” included in Part I, Item 1, “Business” included in the Annual Report.

(2)

On March 1, 2019, the Company transferred operations of the 106-bed Mountain Trace Facility to Vero Health, an affiliate of Vero Health Management. See Note 6 – Leases to our consolidated financial statements in Part I, Item 1, “Financial Statements (unaudited)” in this Quarterly Report.

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Twelve Months Ended
Operating Metric (1)	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
Occupancy (%)	80.3%	80.0%	79.9%	75.0%

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

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown as of June 30, 2020:

		Licensed Beds		Annual Lease Revenue (1)
	Number of Facilities	Amount	Percent (%)	Amount '000's	Percent (%)
2023	1	62	2.8%	$263	1.6%
2024	1	126	5.8%	965	5.8%
2025	2	269	12.3%	2,221	13.3%
2026	—	—	0.0%	—	0.0%
2027	8	884	40.4%	7,748	46.4%
2028	4	328	15.0%	2,352	14.1%
2029	1	106	4.9%	538	3.2%
Thereafter	4	410	18.8%	2,601	15.6%
Total	21	2,185	100.0%	$16,688	100.0%

(1)	Straight-line rent.

Acquisitions

There were no acquisitions during the three and six months ended June 30, 2020 or June 30, 2019.

Divestitures

There were no divestitures during the three and six months ended June 30, 2020.

Lease Termination. Effective January 15, 2019, the Company’s lease of two skilled nursing facilities, an 115-bed skilled nursing facility located in East Point, Georgia and an 184-bed skilled nursing facility located in Atlanta, Georgia (the “Omega Facilities”), which leases were due to expire August 2025 and which Omega Facilities the Company subleased to third party subtenants, was terminated by mutual consent of the Company and the lessor (affiliate of Omega Healthcare) and the sublessees (affiliates of Wellington Health Services) of each of the Omega Facilities pursuant to the Omega Lease Termination. In connection with the Omega Lease Termination, the Company transferred approximately $0.4 million of its integral physical fixed assets at the Omega Facilities to the lessor and on January 28, 2019 received from the lessor gross proceeds of approximately $1.5 million, consisting of (i) a termination fee in the amount of $1.2 million and (ii) approximately $0.3 million to satisfy other net amounts due to the Company under the leases.

Held for Sale. On April 15, 2019, the Company entered into the PSA with MED, with respect to four skilled nursing facilities owned by the Company.  Subject to the terms of the PSA, the Company agreed to sell, and MED agreed to purchase, all of the Company’s right, title and interest in: the PSA Facilities. In consideration therefor, MED agreed to pay to the Company the sum of approximately $28.5 million in cash. The disposition was completed in two parts (i) on August 1, 2019, when the Company received net proceeds of $0.4 million after repayment of the Pinecone Credit Facility, the Quail Creek Credit Facility and associated expenses related to the transactions and (ii) on August 28, 2019, when the Company received net proceeds of $2.3 million upon the sale of the Northwest Facility.

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

For a discussion of our critical accounting policies, see Note 1 – Organization and Significant Accounting Policies to the Company's Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in 000’s)	2020	2019	Percent Change (*)	2020	2019	Percent Change (*)
Revenues:
Rental revenues	$4,293	$5,018	(14.4)%	$8,590	$10,156	(15.4)%
Management fees	244	238	2.5%	488	477	2.3%
Other revenues	2	45	(95.6)%	9	92	(90.2)%
Total revenues	4,539	5,301	(14.4)%	9,087	10,725	(15.3)%
Expenses:
Facility rent expense	1,639	1,640	(0.1)%	3,279	3,366	(2.6)%
Cost of management fees	174	160	8.8%	325	319	1.9%
Depreciation and amortization	769	841	(8.6)%	1,545	1,864	(17.1)%
General and administrative expenses	714	895	(20.2)%	1,591	1,821	(12.6)%
Recovery of doubtful accounts	(135)	(74)	82.4%	(137)	(246)	(44.3)%
Other operating expenses	297	222	33.8%	521	630	(17.3)%
Total expenses	3,458	3,684	(6.1)%	7,124	7,754	(8.1)%
Income from operations	1,081	1,617	(33.1)%	1,963	2,971	(33.9)%
Other expense (income):
Interest expense, net	684	1,724	(60.3)%	1,399	3,378	(58.6)%
Loss on extinguishment of debt	—	1,221	(100.0)%	—	1,554	NM
Gain on disposal of assets	—	—	NM	—	(690)	NM
Other expense, net	(9)	47	NM	135	54	150.0%
Total other expense, net	675	2,992	(77.4)%	1,534	4,296	(64.3)%
Income (loss) from continuing operations before income taxes	406	(1,375)	(129.5)%	429	(1,325)	(132.4)%
Income tax expense	—	—	NM	—	44	(100.0)%
Income (loss) from continuing operations	406	(1,375)	(129.5)%	429	(1,369)	(131.3)%
Income (loss) from discontinued operations, net of tax	6	132	(95.5)%	(31)	310	(110.0)%
Net Income (loss)	$412	$(1,243)	(133.1)%	$398	$(1,059)	(137.6)%

*	Not meaningful (“NM”).

Three Months Ended June 30, 2020 and 2019

Rental revenues—Rental revenue decreased by approximately $0.7 million, or 14.4%, to $4.3 million for the three months ended June 30, 2020, compared with $5.0 million for the same period in 2019. The decrease reflects approximately $0.7 million related to the sale of four of the Company’s facilities during the second quarter of 2019.

General and administrative—General and administrative costs decreased by $0.2 million or 20.2%, to $0.7 million for the three months ended June 30, 2020, compared with $0.9 million for the same period in 2019. The decrease is due to approximately $0.2 million less in auditing and accounting expenses and legal expenses incurred in relation to forbearance agreements with a prior lender in the prior year.

Other operating expenses—Other operating expenses increased by approximately $0.1 million, or 33.8%, to $0.3 million for the three months ended June 30, 2020, compared with $0.2 million for the same period in 2019. The increase in the current year is due to higher legal and business expenses related to our operating leases.

Interest expense, net—Interest expense decreased by approximately $1.0 million, or 60.3%, to $0.7 million for the three months ended June 30, 2020, compared with $1.7 million for the same period in 2019. The decrease is due to repayment of significant debt in the prior year.

Loss on extinguishment of debt—The loss from extinguishment of debt decreased by approximately $1.2 million, or 100.0% for the three months ended June 30, 2020. The prior period expenses were due to a substantial change in debt terms pursuant to a forbearance agreement with a prior lender.

Income from Discontinued operations, net of tax—The income from discontinued operations decreased by $0.1 million, or 95.5%, for the three months ended June 30, 2020. In the prior period the Company recognized a $0.2 million credit for a settlement reached with one of the Company’s former attorneys for outstanding legal services related to the Company’s professional and general liability claims partially off-set by approximately $0.1 million in legal and business expenses.

Six Months Ended June 30, 2020 and 2019

Rental revenues—Rental revenue decreased by approximately $1.6 million, or 15.4%, to $8.6 million for the six months ended June 30, 2020, compared with $10.2 million for the same period in 2019. The decrease reflects approximately $0.1 million related to the Omega Lease Termination and $1.5 million related to the sale of four of the Company’s facilities during the second quarter of 2019. The Company recognizes all rental revenues on a straight line rent accrual basis, except with respect to the Mountain Trace Facility while operated by an affiliate of Symmetry for January and February 2019 and the four facilities from January 2019 until their sale during the prior year second quarter, for which rental revenue was recognized based on cash received.

Other revenues—Other revenue decreased by approximately $0.1 million, or 90.2%, for the six months ended June 30, 2020, compared to $0.1 million at June 30, 2019. The decrease is related to the subordination of the Peach Line to the Peach Health Sublessees Working Capital Loan causing the agreed suspension of payments on the Peach Line and hence the Company decided to suspend revenue recognition on interest due.

Facility rent expense—Facility rent expense decreased by approximately $0.1 million, or 2.6%, to $3.3 million for the six months ended June 30, 2020, compared with $3.4 million for the same period in 2019. The net decrease is due to the Omega Lease Termination and Covington Forbearance Agreement in the prior year comparative period.

Depreciation and amortization—Depreciation and amortization expense decreased by approximately $0.4 million, or 17.1%, to $1.5 million for the six months ended June 30, 2020, compared with $1.9 million for the same period in 2019. The decrease is mainly due to the full depreciation of equipment and computer related assets and the cessation of depreciation and amortization on assets sold in the prior year.

General and administrative—General and administrative costs decreased by approximately $0.2 million or 12.6%, to $1.6 million for the six months ended June 30, 2020, compared with $1.8 million for the same period in 2019. The decrease is due to approximately $0.3 million lower auditing and accounting expenses, lower business consulting and legal expenses incurred in relation to forbearance agreements with a prior lender in the prior year, off-set by an increase in employee related expenses of approximately $0.1 million.

Recovery of doubtful accounts—The current and prior period gain is related to the collection of amounts owed to the Company under tenant payment plans previously not considered collectible.

Other operating expenses—Other operating expenses decreased by approximately $0.1 million, or 17.3%, to $0.5 million for the six months ended June 30, 2020, compared with $0.6 million for the same period in 2019. In the prior period the Company incurred an additional $0.1 million legal expenses in relation to lease negotiations.

Interest expense, net—Interest expense decreased by approximately $2.0 million, or 58.6%, to $1.4 million for the six months ended June 30, 2020, compared with $3.4 million for the same period in 2019. The decrease reflects the repayment of significant debt in the prior year.

Loss on extinguishment of debt—The loss from extinguishment of debt decreased by approximately $1.6 million, or 100.0% for the six months ended June 30, 2020. The prior period expenses were due to a substantial change in debt terms pursuant to a forbearance agreement with a prior lender.

Gain on disposal of Assets—The gain on disposal of assets decreased by approximately $0.7 million for the six months ended June 30, 2020, The gain on disposal of assets of $0.7 million in the prior period is due to the Omega Lease Termination.

Loss (income) Discontinued operations, net of tax—The loss from discontinued operations increased by $0.3 million, or 110.0%, for the six months ended June 30, 2020. The prior period gain is due to a $0.2 million credit from one of the Company’s former attorneys and the prior period’s approximate $0.1 million refund of a workers’ compensation insurance plan premium and deposit.

Liquidity and Capital Resources

Overview

The Company is undertaking measures to grow its operations, streamline its cost infrastructure and otherwise increase liquidity by: (i) refinancing or repaying debt to reduce interest costs and mandatory principal repayments, with such repayment to be funded through potentially expanding borrowing arrangements with certain lenders or potentially raising capital through the issuance of securities after restructuring of the Company’s capital structure; (ii) increasing future lease revenue through acquisitions and investments in existing properties; (iii) modifying the terms of existing leases; (iv) replacing certain tenants who default on their lease payment terms; and (v) reducing other and general and administrative expenses.

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months from the date of this filing. At June 30, 2020, the Company had $4.3 million in unrestricted cash. During the six months ended June 30, 2020, the Company generated positive cash flow from continuing operations of $0.8 million and anticipates continued positive cash flow from operations during the twelve months from the date of this filing, however this anticipation is subject to the uncertainties of the COVID-19 pandemic. At June 30, 2020, one operator accounted for approximately $1.1 million of rent arrears recorded in “Accounts receivable, net of allowance” on our consolidated balance sheets for which the Company has deemed an allowance is not currently warranted as the Company has a uniform commercial code lien on the operator’s sufficient receivables. The Company continues to monitor collectability and negotiations are ongoing between the operator and the Company for resolution and collection of the receivables. The Company is current with all of its debt and other financial obligations. The Company is taking advantage of various stimulus measures made available to it through the CARES Act recently enacted by Congress in response to the COVID-19 pandemic which allows for, among other things, a deferral of debt service payments on USDA loans to maturity, an allowance for debt service payments to be made out of replacement reserve accounts for HUD loans as well as allowing for debt service payments to be made by the SBA on all SBA loans.

Debt Covenant Compliance

As of June 30, 2020, the Company was not in default of the various covenants for the Company’s outstanding credit related instruments.

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

The Company concludes that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance.

For additional information regarding the Company’s liquidity, see Note 2 – Liquidity and Note 8 – Notes Payable and other debt, to the Company’s consolidated financial statements located in Part I, Item 1, Notes to Consolidated Financial Statements”, of this Quarterly Report.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the periods presented:

	Six Months Ended June 30,
(Amounts in 000’s)	2020	2019
Net cash provided by operating activities - continuing operations	$820	$914
Net cash used in operating activities - discontinued operations	(904)	(479)
Net cash (used in) provided by investing activities - continuing operations	(157)	1,097
Net cash used in financing activities - continuing operations	(620)	(3,129)
Net cash used in financing activities - discontinued operations	—	(34)
Net change in cash and restricted cash	(861)	(1,631)
Cash and restricted cash at beginning of period	8,038	6,486
Restricted cash held for sale, ending	—	126
Cash and restricted cash, ending	$7,177	$4,729

Six Months Ended June 30, 2020

Net cash provided by operating activities—continuing operations for the six months ended June 30, 2020 was approximately $0.8 million, consisting primarily of our income from operations less changes in working capital, and noncash charges (primarily, depreciation and amortization, and lease revenue in excess of cash received). The $0.1 million decrease primarily reflects the decrease in interest payments, rent expense, auditing and accounting expenses, legal, and consulting expenses related to the credit facilities the Company repaid during the second quarter of 2019 off-set by a decrease in bad debt collections and lower rent receipts.

Net cash used in operating activities—discontinued operations for the six months ended June 30, 2020 was approximately $0.9 million, excluding non-cash proceeds and payments. This amount was to fund legal and associated settlement costs related to our legacy professional and general liability claims and payment of legacy accounts payable.

Net cash used in investing activities—continuing operations for the six months ended June 30, 2020 was approximately $0.2 million. This capital expenditure was for a new sprinkler system at one of our owned properties.

Net cash used in financing activities—continuing operations was approximately $0.6 million for the six months ended June 30, 2020. This is the result of routine repayments of approximately $0.8 million towards our debt obligations partially off-set by receipt of $0.2 million proceeds from the PPP Loan.

Six Months Ended June 30, 2019

Net cash provided by operating activities—continuing operations for the six months ended June 30, 2019 was approximately $0.9 million, consisting primarily of our income from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, loss on debt extinguishment, gain on disposal of assets and accounts payable, accrued expenses and other). An increase in interest payments was partially off-set by bad debt collections.

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

Notes Payable and Other Debt

For information regarding the Company’s debt financings, see Note 8 – Notes Payable and Other Debt, to the Company’s Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report and Note 9 – Notes Payable and Other Debt to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in the Annual Report.

Receivables

Our operations could be adversely affected if we experience significant delays in receipt of rental income from our tenants. At June 30, 2020, one operator, who has at least one facility suffering from high COVID-19 contagion, accounted for approximately $1.1 million of rent arrears recorded in “Accounts receivable, net of allowance” on our consolidated balance sheets for which the Company has deemed an allowance is not currently warranted, the Company continues to monitor collectability.

As of June 30, 2020 and December 31, 2019, the Company reserved for approximately $0.6 million and approximately $0.6 million, respectively, of receivables. Accounts receivable, net totaled $2.2 million at June 30, 2020 and $1.0 million at December 31, 2019.

Operating Leases

For information regarding the Company’s operating leases, see Note 6 – Leases, to the Company’s Notes to consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report, and Note 7 – Leases located in Part II, Item 8, “Financial Statements and Supplementary Data”, included in the Annual Report.

Off-Balance Sheet Arrangements

Guarantee

During the three months ended June 30, 2020, the value of the Company’s guarantee is zero as Peach Health Sublessee’ repaid their Peach Working Capital Facility in full. For further information see Note 6 – Leases, to the Company’s Notes to consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report, and Note 7 – Leases located in Part II, Item 8, “Financial Statements and Supplementary Data”, included in the Annual Report.

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

Except as set forth in below in this Item 1, Legal Proceedings, and in Part II, Item 1, Legal Proceedings in the Company’s Quarterly Report for the quarter ended March 31, 2020, filed with the SEC on June 11, 2020 and amended by Amendment No. 1 thereto filed with the SEC on June 22, 2020, there have been no new material legal proceedings and no material developments in the legal proceedings reported in Part I, Item 3, Legal Proceedings, in the Annual Report. For further information with respect to legal proceedings, see Note 12 - Commitments and Contingencies, to the Company’s Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report.

Professional and General Liability Claims. As of the date of filing of this Quarterly Report, the Company is a defendant in one professional and general liability action commenced on behalf of one of our former patients who received care at one of our facilities prior to the Transition. The plaintiff in this action alleges negligence due to failure to provide adequate and competent staff resulting in injuries, pain and suffering, mental anguish and malnutrition and seeks unspecified actual and compensatory damages, and unspecified punitive damages. This action is covered by insurance, except that any punitive damages awarded would not be so covered.

As of the date of filing of this Quarterly Report, the Company is a defendant in 11 additional professional and general liability actions (including the one action filed in July 2020 and the two actions filed during the three months ended June 30, 2020 and described in the next paragraph). These 11 additional professional and general liability actions were commenced against the Company after the Transition, on behalf of former patients of our current or prior tenants. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing at the applicable facility operated by our tenants. These actions on behalf of former patients of our current or prior tenants all relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator (and of which four such actions relate to events which occurred after the Company sold such facilities) and are subject to such operators’ indemnification obligations in favor of the Company.

On July 27, 2020, a wrongful death action was filed in the State Court of Chatham County, Georgia, by Jerold Kaplan against affiliates of Peach Health and the Company, alleging the wrongful death of a patient at the facility known as Oceanside Health and Rehab operated by affiliates of Peach Health. The plaintiff is requesting an amount in excess of $10,000 for pain and suffering and damages and an unspecified amount of punitive damages. The Company is indemnified by affiliates of Peach Health in this action. The Company believes that this action lacks merit and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in this action.

During the three months ended June 30, 2020, the following two professional and general liability actions were filed against the Company.

•

On May 21, 2020, a medical negligence action was filed in the State Court of Chatham County, Georgia, by Anthony Bowman against affiliates of Peach Health and the Company, alleging wrongful death of a patient, at the facility known as Oceanside Health and Rehab operated by affiliates of Peach Health. The plaintiff is seeking unspecified compensatory damages for the actual losses and unspecified punitive damages. The Company is indemnified by affiliates of Peach Health in this action. The Company believes that this action lacks merit and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in this action.

•

On June 1, 2020, a wrongful death action was filed in the State Court of Chatham County, Georgia, by Sandi Postle against affiliates of Peach Health and the Company, alleging the wrongful death of a patient at the facility known as Oceanside Health and Rehab operated by affiliates of Peach Health. The plaintiff is requesting an amount in excess of $10,000 for pain and suffering and damages and an unspecified amount of punitive damages. The Company is indemnified by affiliates of Peach Health in this action. The Company believes that this action lacks merit and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in this action.

During the three months ended June 30, 2020, one professional and general liability action was dismissed without prejudice as detailed below.

On May 26, 2020, the United States District Court Eastern District of Arkansas Central Division the court dismissed without prejudice a complaint filed on January 30, 2020 by Robert E. Rack in the Circuit Court of Pulaski County, State of Arkansas, against Joseph and Rosie Schwartz (who controlled Skyline), a subsidiary of Regional, and CIBC Bancorp USA, Inc., on behalf of a deceased patient who received care at a facility known as the Woodland Hills facility located in Arkansas after the date of the Transition and after the sale of the facility to Skyline. The complaint alleged medical injury and improper care and treatment and that the Company is complicit in the medical injury and improper care because it sold the Woodland Hills facility to Skyline. The plaintiff was seeking unspecified compensatory damages for the actual losses and unspecified punitive damages.

During the three months ended March 31, 2020, the Company settled one professional and general liability action. On January 29, 2020, the Company executed a settlement, in compromise of a complaint filed in the Circuit Court of Pulaski County, in the State of Arkansas, by a former patient at one of our facilities, against the Company on May 16, 2017. The plaintiff alleged medical negligence and injury. The settlement, in exchange for dismissal of the case with prejudice, is in the total amount of $40,000, to be paid in four monthly installments commencing February 2020.

The Company established a self-insurance reserve for its professional and general liability claims, included within “Accrued expenses” in the Company’s consolidated balance sheets of $0.3 million and $0.5 million at June 30, 2020 and December 31, 2019, respectively. Additionally as of June 30, 2020 and December 31, 2019, $0.2 million and $0.3 million, respectively, was reserved for settlement amounts in “Accounts payable” in the Company’s consolidated balance sheets. For additional information regarding the Company’s self-insurance reserve, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 15 – Commitments and Contingencies included in the Annual Report.

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

COVID-19 Global Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business in the quarter ended June 30, 2020, and we expect it will continue to adversely affect our business in the quarter ending September 30, 2020 and beyond, for a variety of reasons, including those discussed below and elsewhere in this Quarterly Report.

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

While the Company has received approximately 85% of its expected monthly rental receipts from tenants through July 31, 2020, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. We also do not know the number of facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19, and while we have requested reporting from operators of their numbers of cases and CMS has required additional reporting by operators, we may not receive accurate information on the number of cases, which could result in a delay in reporting. We expect to see continued increased clinical protocols for infection control within facilities and increased monitoring of employees, guests and other individuals entering facilities; however, we do not yet know if future reimbursement rates will be sufficient to cover the increased costs of enhanced infection control and monitoring.

Risks Related to Our Capital Structure

We have substantial indebtedness, which may have a material adverse effect on our business and financial condition.

As of June 30, 2020, we had approximately $55.1 million, net of $1.5 million deferred financing and unamortized discounts, in indebtedness. We may also obtain additional short-term and long-term debt to meet future capital needs, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

The Board suspended dividend payments with respect to the Series A Preferred Stock, commencing with the fourth quarter of 2017, and determined to continue such suspension indefinitely in June 2018. No dividends were declared or paid with respect to the Series A Preferred Stock for such dividend periods. As a result of such suspension, the Company has $23.4 million of undeclared preferred stock dividends in arrears, whose annual dividend rate has increased to 12.875% commencing with the fourth quarter of 2018, with respect to the Series A Preferred Stock as of the date of filing of this Quarterly Report. See Note 10 – Common and Preferred Stock, “Preferred Stock Offerings and Dividends”, to the Company’s Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report.

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

3.2	Certificate of Merger, effective September 29, 2017	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

3.3	Amended and Restated Bylaws of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

4.1	Form of Common Stock Certificate of Regional Health Properties, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

4.2	Description of Regional Health Properties, Inc. Capital Stock	Incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

4.3*	2005 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.4*	AdCare Health Systems, Inc. 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.5*	Form of Non-Statutory Stock Option Agreement	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.6*	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.7	Form of Warrant to Purchase Common Stock of the Company	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-175541)

4.8	Warrant to Purchase 50,000 Shares of Common Stock, dated December 28, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

4.10	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Incorporated by reference to Exhibit 10.23.2 of the Registrant’s Annual Report on Form 10-KSB as amended March 31, 2008

4.11	Promissory Note, dated April 16, 2020, by and between AdCare Administrative Service, LLC and Greater Nevada Credit Union	Filed herewith

4.12	Note Modification Agreement, dated as of May 1, 2020, by and between Coosa Nursing ADK, LLC and Metro City Bank	Filed herewith

4.13	Extension Agreement, dated as of July 15, 2020, by and between Mountain Trace Nursing ADK, LLC and Community Bank & Trust – West Georgia	Filed herewith

4.14	Note and Loan Modification Agreement, dated as of June 3, 2020, by and between Erin Property Holdings, LLC and Regional Health Property, Inc. and Cadence Bank, NA	Filed herewith

Exhibit No.	Description	Method of Filing

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (unaudited); (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2020 and 2019 (unaudited); (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (unaudited); and (v) the Notes to Consolidated Financial Statements (unaudited).

Filed herewith

*	Identifies a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	August 11, 2020	/s/ Brent Morrison
Brent Morrison
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 11, 2020	/s/ E. Clinton Cain
E. Clinton Cain
Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)