Form 10-Q
period 2020-09-30
REGIONAL HEALTH PROPERTIES, INC
filed 2020-11-13
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020:  1,688,219 shares of common stock, no par value, were outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I.  Financial Information

Item 1.	Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Property and equipment, net	$53,097	$54,672
Cash	4,646	4,383
Restricted cash	3,100	3,655
Accounts receivable, net of allowance of $1,176 and $615	1,795	963
Prepaid expenses and other	405	249
Notes receivable	464	840
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	164	462
Right-of-use operating lease assets	34,652	37,287
Goodwill	1,585	1,585
Lease deposits and other deposits	517	517
Straight-line rent receivable	7,436	6,674
Total assets	$110,332	$113,758
LIABILITIES AND EQUITY
Senior debt, net	$47,550	$48,415
Bonds, net	6,330	6,409
Other debt, net	919	539
Accounts payable	2,939	3,699
Accrued expenses	2,288	2,613
Operating lease obligation	36,771	39,262
Other liabilities	1,430	1,078
Total liabilities	98,227	102,015
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,688 issued and outstanding at September 30, 2020 and December 31, 2019	62,029	61,992
Preferred stock, no par value; 5,000 shares authorized; 2,812 shares issued and outstanding, redemption amount $70,288 at September 30, 2020 and December 31, 2019	62,423	62,423
Accumulated deficit	(112,347)	(112,672)
Total stockholders’ equity	12,105	11,743
Total liabilities and stockholders’ equity	$110,332	$113,758

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental revenues	$4,308	$4,590	$12,898	$14,746
Management fees	244	239	732	716
Other revenues	215	1	224	93
Total revenues	4,767	4,830	13,854	15,555
Expenses:
Facility rent expense	1,640	1,640	4,919	5,006
Cost of management fees	161	148	486	467
Depreciation and amortization	694	797	2,239	2,661
General and administrative expense	743	730	2,334	2,551
Doubtful accounts expense (recovery)	790	32	653	(214)
Other operating expenses	109	191	630	821
Total expenses	4,137	3,538	11,261	11,292
Income from operations	630	1,292	2,593	4,263
Other expense (income):
Interest expense, net	692	1,157	2,091	4,535
Loss on extinguishment of debt	—	924	—	2,478
Gain on disposal of assets	—	(6,451)	—	(7,141)
Other expense (income), net	9	(48)	144	6
Total other expense (income), net	701	(4,418)	2,235	(122)
(Loss) income from continuing operations before income taxes	(71)	5,710	358	4,385
Income tax expense	—	—	—	44
(Loss) income from continuing operations	$(71)	5,710	358	4,341
(Loss) income from discontinued operations, net of tax	(2)	101	(33)	411
Net (Loss) income	(73)	5,811	325	4,752
Preferred stock dividends - undeclared	(2,250)	(2,250)	(6,748)	(6,748)
Net (Loss) income attributable to Regional Health Properties, Inc. common stockholders	$(2,323)	$3,561	$(6,423)	$(1,996)
Net (Loss) income per share of common stock attributable to Regional Health Properties, Inc.
Basic and diluted:
Continuing operations	$(1.38)	$2.05	$(3.79)	$(1.42)
Discontinued operations	0.00	0.06	(0.02)	0.24
	$(1.38)	$2.11	$(3.81)	$(1.18)
Weighted average shares of common stock outstanding:
Basic and diluted	1,688	1,688	1,688	1,688

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

(Unaudited)

For the Three and Nine Months ended September 30, 2020	Shares of Common Stock	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2019	1,688	2,812	$61,992	$62,423	$(112,672)	$11,743
Stock-based compensation	—	—	12	—	—	12
Net loss	—	—	—	—	(14)	(14)
Balances, March 31, 2020	1,688	2,812	$62,004	$62,423	$(112,686)	$11,741
Stock-based compensation	—	—	12	—	—	12
Net income	—	—	—	—	412	412
Balances, June 30, 2020	1,688	2,812	$62,016	$62,423	$(112,274)	$12,165
Stock-based compensation	—	—	13	—	—	13
Net loss	—	—	—	—	(73)	(73)
Balances, September 30, 2020	1,688	2,812	$62,029	$62,423	$(112,347)	$12,105

For the Three and Nine Months ended September 30, 2019	Shares of Common Stock	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2018	1,688	2,812	$61,900	$62,423	$(118,172)	$6,151
Stock-based compensation	—	—	27	—	—	27
Net income	—	—	—	—	184	184
Balances, March 31, 2019	1,688	2,812	$61,927	$62,423	$(117,988)	$6,362
Stock-based compensation	—	—	21	—	—	21
Net loss	—	—	—	—	(1,243)	(1,243)
Balances, June 30, 2019	1,688	2,812	$61,948	$62,423	$(119,231)	$5,140
Stock-based compensation	—	—	22	—	—	22
Net income	—	—	—	—	5,811	5,811
Balances, September 30, 2019	1,688	2,812	$61,970	$62,423	$(113,420)	$10,973

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net Income	$325	$4,752
Loss (income) from discontinued operations, net of tax	33	(411)
Income from continuing operations	358	4,341
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,239	2,661
Stock-based compensation expense	37	70
Rent expense in excess of cash paid	144	252
Rent revenue in excess of cash rent	(765)	(1,124)
Amortization of deferred financing costs, debt discounts and premiums	96	166
Loss on debt extinguishment	—	2,478
Gain on disposal of assets	—	(7,141)
Doubtful accounts expense (recovery)	653	(214)
Deferred tax expense	—	44
Changes in operating assets and liabilities:
Accounts receivable	(1,482)	578
Prepaid expenses	187	326
Other assets	377	(57)
Accounts payable and accrued expenses	(256)	(376)
Other liabilities	345	161
Net cash provided by operating activities - continuing operations	1,933	2,165
Net cash used in operating activities - discontinued operations	(1,017)	(980)
Net cash provided by operating activities	916	1,185
Cash flows from investing activities:
Proceeds from disposal of lease assets, net	—	1,192
Proceeds from the sale of property and equipment, net	—	2,687
Purchase of property and equipment	(209)	(243)
Net cash (used in) provided by investing activities - continuing operations	(209)	3,636
Net cash (used in) provided by investing activities	(209)	3,636
Cash flows from financing activities:
Proceeds from debt issuance	229	—
Repayment on notes payable	(1,112)	(2,585)
Repayment on bonds payable	(116)	(344)
Debt extinguishment, forbearance and issuance costs	—	(1,254)
Net cash used in financing activities - continuing operations	(999)	(4,183)
Net cash used in financing activities - discontinued operations	—	(34)
Net cash used in financing activities	(999)	(4,217)
Net change in cash and restricted cash	(292)	604
Cash and restricted cash, beginning	8,038	6,486
Cash and restricted cash, ending	$7,746	$7,090

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash interest paid	$1,718	$4,105
Supplemental disclosure of non-cash activities:
Non-cash payments of short-term debt	$—	$(24,637)
Non-cash debt issuance costs and prepayment penalties	—	(1,036)
Non-cash surrender of security deposit	—	(140)
Net payments through escrow	$—	$(25,813)
Non-cash proceeds from sale of property and equipment	—	25,813
Net proceeds through escrow	$—	$25,813

Non-cash proceeds from vendor-financed insurance	$339	$250
Non-cash accruals for capex	$(157)	$—
Non-cash settlement of Peach Line (notes receivable)	$350	$—
Non-cash proceeds from finance lease to purchase fixed assets	$—	$26

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2020

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

As of September 30, 2020, the Company owned, leased, or managed for third parties 24 facilities, primarily in the Southeast United States. Of the 24 facilities, the Company: (i) leased 10 skilled nursing facilities (which the Company owns), and subleased nine skilled nursing facilities (which the Company leases), to third-party tenants; (ii) leased two assisted living facilities (which the Company owns) to third-party tenants; and (iii) managed, on behalf of third-party owners, two skilled nursing facilities and one independent living facility. See Note 6 – Leases, herein, and Note 7 – Leases in Part II, Item 8, “Financial Statements and Supplemental Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 27, 2020 (the “Annual Report”), for a more detailed description of the Company’s leases.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for the fiscal year. The consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the unaudited consolidated financial statements in this Quarterly Report together with the historical audited consolidated financial statements of the Company for the year ended December 31, 2019, included in the Annual Report. See Part II, Item 8, “Financial Statements and Supplementary Data”, Note 1 – Summary of Significant Accounting Policies included in the Annual Report, for a description of all significant accounting policies. During the three and nine months ended September 30, 2020, there were no material changes to the Company’s policies.

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business in the quarter ended September 30, 2020, and we expect it will continue to adversely affect our business in the quarter ending December 31, 2020 and beyond, for a variety of reasons, including those discussed below and elsewhere in this Quarterly Report.

As of October 31, 2020, the Company is aware that most of our facilities have reported one or more positive cases of COVID-19 among the residents and/or operator employee populations. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment, and processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to skilled nursing facilities (“SNF’s”), and higher hospital readmittances from SNFs.

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

As a result of the COVID-19 pandemic, our tenants may face lawsuits for alleged negligence associated with their responses to the emergency. The costs associated with defending, settling, or paying damages from such claims could negatively impact our tenants’ operating budgets and affect their ability to meet their obligations under our leases. Further, we may be subject to increased lawsuits arising out of our alleged actions or the alleged actions of our tenants for which they have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such pending or future litigation could materially adversely affect us. The Company is not aware of any such lawsuits against our tenants.

If our tenants are unable to make rental payments to us pursuant to their lease obligations, whether due to the tenants’ decrease in revenues or otherwise, then, in some cases, we may be forced to either attempt to replace tenants or restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place.

While the Company has received approximately 83% of its expected monthly rental receipts from tenants for the nine months ended September 30, 2020, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient or timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis, as has occurred with one of our operators. We also do not know the number of facilities that will ultimately experience widespread, high-cost outbreaks of

COVID-19, and while we have requested reporting from operators of their numbers of cases and the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”) has required additional reporting by operators, we may not receive accurate information on the number of cases, which could result in a delay in reporting. We expect to see continued increased clinical protocols for infection control within facilities and increased monitoring of employees, guests and other individuals entering facilities; however, we do not yet know if future reimbursement rates will be sufficient to cover the increased costs of enhanced infection control and monitoring. The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the ultimate duration, spread and intensity of the outbreak, which may depend on factors such as the development and implementation of an effective vaccine and treatments for COVID-19, government funds and other support for the senior care sector and the efficacy of other policies and measures that may mitigate the impact of the pandemic, all of which are uncertain and difficult to predict. Due to these uncertainties, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

As of September 30, 2020 and December 31, 2019, the Company reserved for approximately $1.2 million and $0.6 million, respectively, of uncollected receivables. Accounts receivable, net, totaled $1.8 million at September 30, 2020 and $1.0 million at December 31, 2019.

Pre-Paid Expenses and Other

As of September 30, 2020 and December 31, 2019, the Company had $0.4 million and $0.2 million, respectively, in pre-paid expenses and other, primarily for directors’ and officers’ insurance, NYSE American annual fees and mortgage insurance premiums.

Other Liabilities

As of September 30, 2020 and December 31, 2019, the Company had $1.4 million and $1.1 million, respectively, in Other liabilities, consisting of security lease deposits and sublease improvement funds.

Other Expenses, Net

The Company has retained professional services to assist with and evaluate a possible restructure of the Company’s capital structure.

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or capital lease. As of September 30, 2020, all of the Company’s leased facilities are accounted for as operating leases. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

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

The following table summarizes real estate tax recognized on our consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in 000’s)	2020	2019	2020	2019
Rental revenues	$134	$129	$379	$358
Other operating expenses	$134	$129	$379	$358

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

Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

	September 30,
(Share amounts in 000’s)	2020	2019
Stock options	13	15
Warrants - employee	49	49
Warrants - non employee	9	36
Total anti-dilutive securities	71	100

The weighted average contractual terms in years for these securities, with no intrinsic value, are 3.8 years for the stock options and 3.2 years for the warrants.

See Part II, Item 8, “Financial Statements and Supplementary Data”, Note 1 – Summary of Significant Accounting Policies included in the Annual Report, for a description of the other accounting pronouncements the Company is currently evaluating.

NOTE 2.	LIQUIDITY

Overview

The Company is undertaking measures to grow its operations, streamline its cost infrastructure and otherwise increase liquidity by: (i) refinancing or repaying debt to reduce interest costs and mandatory principal repayments, with such repayment to be funded through potentially expanding borrowing arrangements with certain lenders; (ii) increasing future lease revenue through acquisitions and investments in existing properties; (iii) modifying the terms of existing leases; (iv) replacing certain tenants who default on their lease payment terms; and (v) reducing other and general and administrative expenses.

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months following the date of this filing. At September 30, 2020, the Company had $4.6 million in unrestricted cash. During the nine months ended September 30, 2020, the Company generated positive cash flow from continuing operations of $1.9 million, and anticipates continued positive cash flow from operations during the twelve months following the date of this filing, subject to the continued uncertainty of the COVID-19 pandemic and its impact on the Company’s business, financial condition and results of operations. As of September 30, 2020, one operator accounted for approximately $1.1 million of rent arrears recorded in “Accounts receivable, net of allowance” on our consolidated balance sheets. The Company has recorded an allowance of $0.9 million against a receivable of $2.0 million because the Company has determined that a full allowance is not presently warranted given that the Company has a uniform commercial code lien on the operator’s receivables. The Company continues to monitor collectability and negotiations are ongoing between the operator and the Company for resolution and collection of the receivables.

The Company is current with all of its debt and other financial obligations. The Company has benefited from various, now expired, stimulus measures made available to it through the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted by Congress in response to the COVID-19 pandemic which allowed for, among other things: (i) a deferral of debt service payments on U.S. Department of Agriculture (“USDA”) loans to maturity, (ii) an allowance for debt service payments to be made out of replacement reserve accounts for U.S. Department of Housing and Urban Development (“HUD”) loans and (iii) debt service payments to be made by the U.S. Small Business Administration (the “SBA”) on all SBA loans. For further information see Note 8 – Notes Payable and Other Debt.

Series A Preferred Dividend Suspension

On June 8, 2018, the Board indefinitely suspended quarterly dividend payments with respect to the Series A Preferred Stock. As of September 30, 2020, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $25.6 million of undeclared preferred stock dividends in arrears. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet, in part, its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.22 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Debt

As of September 30, 2020, the Company had $54.8 million, net of $1.4 million deferred financing and unamortized discounts, in indebtedness. The Company anticipates net principal repayments of approximately $2.2 million during the next twelve-month period which include approximately $2.1 million of routine debt service amortization, and a $0.1 million payment of bond debt.

Debt Covenant Compliance

As of September 30, 2020, the Company was in compliance with the various covenants for the Company’s outstanding credit related instruments.

Evaluation of the Company’s Ability to Continue as a Going Concern

Under the accounting guidance related to the presentation of financial statements, the Company is required to evaluate, on a quarterly basis, whether or not the Company’s current financial condition, including its sources of liquidity at the date that the consolidated financial statements are issued, will enable the Company to meet its obligations as they come due arising within one year of the date of the issuance of the Company’s consolidated financial statements and to make a determination as to whether or not it is probable, under the application of this accounting guidance, that the Company will be able to continue as a going concern. The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

NOTE 3.	CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	September 30, 2020	December 31, 2019
Cash	$4,646	$4,383

Restricted cash:
Cash collateral	95	124
HUD and other replacement reserves	1,589	2,251
Escrow deposits	1,099	963
Restricted investments for debt obligations	317	317
Total restricted cash	3,100	3,655
Total cash and restricted cash	$7,746	$8,038

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

NOTE 4.	PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	September 30, 2020	December 31, 2019
Buildings and improvements	5-40	$65,353	$65,533
Equipment and computer related	2-10	5,215	5,601
Land	—	2,779	2,779
Construction in process	—	315	58
		73,662	73,971
Less: accumulated depreciation and amortization		(20,565)	(19,299)
Property and equipment, net		$53,097	$54,672

The following table summarizes total depreciation and amortization expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2020	2019	2020	2019
Depreciation	$537	$571	$1,631	$1,906
Amortization	157	226	608	755
Total depreciation and amortization expense	$694	$797	$2,239	$2,661

NOTE 5.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment)(a)	Bed Licenses - Separable	Lease Rights	Total
Balances, December 31, 2019
Gross	$14,276	$2,471	$4,758	$21,505
Accumulated amortization	(3,339)	—	(4,296)	(7,635)
Net carrying amount	$10,937	$2,471	$462	$13,870
Amortization expense	(310)	—	(298)	(608)
Gross fully amortized asset adjustments			(4,552)	(4,552)
Fully amortized asset amortization adjustments			4,552	4,552
Balances, September 30, 2020
Gross	14,276	2,471	206	16,953
Accumulated amortization	(3,649)	—	(42)	(3,691)
Net carrying amount	$10,627	$2,471	$164	$13,262

(a)	Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 4 – Property and Equipment).

The following table summarizes amortization expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2020	2019	2020	2019
Bed licenses	$103	$104	$310	$390
Lease rights	54	122	298	365
Total amortization expense	$157	$226	$608	$755

Expected amortization expense for all definite-lived intangibles for each of the years ended December 31 is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2020(a)	$105	$6
2021	414	24
2022	414	24
2023	414	23
2024	414	18
Thereafter	8,866	69
Total expected amortization expense	$10,627	$164

(a)	Estimated amortization expense for the year ending December 31, 2020, includes only amortization to be recorded after September 30, 2020.

The following table summarizes the carrying amount of goodwill:

(Amounts in 000’s)	September 30, 2020	December 31, 2019
Goodwill - balances, December 31, prior year	$1,585	$2,105
Assets sold	—	(520)
Net carrying amount	$1,585	$1,585

The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

NOTE 6.	LEASES

Operating Leases

The Company leases nine skilled nursing facilities from unaffiliated owners under non-cancelable leases, all of which have rent escalation clauses and provisions requiring payment of real estate taxes, insurance and maintenance costs by the lessee. Each of the skilled nursing facilities that are leased by the Company are subleased to and operated by third-party tenants. The Company also leases certain office space located in Suwanee, Georgia.

As of September 30, 2020, the Company is in compliance with all operating lease financial covenants.

Subleased Facilities

The weighted average remaining lease term for our nine subleased facilities is 7.1 years.

Covington Prime Lease. One of the Company’s facilities is leased under an agreement dated August 26, 2002, as subsequently amended (the “Covington Prime Lease”), by and between the Company and Covington Realty, LLC (“Covington”). On January 11, 2019, the Company and Covington entered into a forbearance agreement (the “Covington Forbearance Agreement”), whereby the Company and Covington agreed that: (i) the term of the lease shall be extended from April 30, 2025 until April 30, 2029 (the “Term”); (ii) the base rent was reduced by approximately $0.8 million over the remainder of the prior lease term; and (iii) the Company shall receive relief from approximately $0.5 million of outstanding lease amounts (the “Rent Due”) as of December 31, 2018. Without waiving any default by the Company or Covington’s rights and remedies, and subject to specified terms and conditions for so long as the Company or the Company’s subtenant are not in default under the lease and the sublease, as the case may be, Covington (including its subsidiaries, affiliates, successors and assigns) will forbear from pursuing its rights against the Company for so long as neither the Company nor its subtenant is not in default under the existing lease, as amended on January 11, 2019, or the new sublease dated November 30, 2018, on the final day of the third, fourth and fifth years following the execution of the new sublease. Covington will release and forever quit claim specified portions of the Rent Due as follows: one-third at the end of year three of the new sublease, one-third at the end of year four of the new sublease, and one-third at the end of year five of the new sublease. The forbearance period under the Covington Forbearance Agreement shall terminate as of the expiration of the Term. At Covington’s option in its sole and absolute business discretion, the Covington Forbearance Agreement and the forbearance period thereunder can be terminated upon the occurrence of certain specified events such as, the Company files a petition for bankruptcy or takes advantage of any other debtor relief law, or an involuntary petition for bankruptcy is filed against the Company, or any other judicial action is taken with respect to the Company by any creditor of the Company or the Company breaches or defaults in performance of any covenant or agreement contained in the Covington Forbearance Agreement. Upon termination of the forbearance period under the Covington Forbearance Agreement, for any reason, Covington may take all steps it deems necessary or desirable to enforce its lease rights as permitted by law or equity.

Bonterra/Parkview Master Lease. The Company and certain of its subsidiaries terminated the Company’s lease and sublease of two skilled nursing facilities, an 115-bed skilled nursing facility located in East Point, Georgia and an 184-bed skilled nursing facility located in Atlanta, Georgia (the “Omega Facilities”), by mutual consent of the Company and the lessor (an affiliate of Omega Healthcare Investors, Inc.) and the sublessees (affiliates of Wellington Health Services, LP) of each of the Omega Facilities (the “Omega Lease Termination”). Prior to the Omega Lease Termination which was effective January 15, 2019, the Omega Facilities were leased under a single indivisible agreement (the “Bonterra/Parkview Master Lease”), which leases were due to expire August 2025 and which Omega Facilities the Company subleased to third party subtenants. Effective January 15, 2019, the Company’s leases for the Omega Facilities were terminated by mutual consent of the Company and the lessor of the Omega Facilities. For further information, see Note 9 - Discontinued Operations and Dispositions.

Wellington. Two of the Company’s eight Georgia facilities, leased under a prime lease, are subleased to affiliates of Wellington Health Services, LP (“Wellington Health Services”) under agreements dated January 31, 2015, as subsequently amended (the “Wellington Subleases”). The Wellington Subleases, which are due to expire August 31, 2027, relate to the Company’s 134-bed skilled nursing facility located in Thunderbolt, Georgia (the “Tara Facility”) and an 208-bed skilled nursing facility located in Powder Springs, Georgia (the “Powder Springs Facility”). Effective February 1, 2019, the Company agreed to a 10% reduction in base rent, or in aggregate approximately an average $31,000 per month cash rent reduction for the year ended December 31, 2019, and $48,000 per month decrease in straight-line revenue, respectively for the Tara Facility and the Powder Springs Facility combined. Additionally the Company modified the annual rent escalator to 1% per year from the prior scheduled increase from 1% to 2% previously due to commence of the 1st day of the sixth lease year.

Future Minimum Lease Payments

Future minimum lease payments for each of the next five years ending December 31, are as follows:

(Amounts in 000’s)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2020 (2)	$1,615	$(21)	$1,594
2021	6,551	(399)	6,152
2022	6,691	(887)	5,804
2023	6,823	(1,358)	5,465
2024	6,958	(1,811)	5,147
Thereafter	19,832	(7,223)	12,609
Total	$48,470	$(11,699)	$36,771

(1)	Weighted average discount rate 7.98%.
(2)	Estimated minimum lease payments for the year ending December 31, 2020 include only payments to be paid after September 30, 2020.

Leased and Subleased Facilities to Third-Party Operators

As of September 30, 2020, the Company leased or subleased 21 facilities (12 owned by the Company and nine leased to the Company), to third-party tenants on a triple net basis, meaning that the lessee (i.e., the third-party tenant of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. The weighted average remaining lease term for our facilities is 7.2 years.

Aspire. On November 30, 2018, the Company subleased five facilities located in Ohio to affiliates (collectively, “Aspire Sublessees”) of Aspire Regional Partners, Inc. (“Aspire”) management, formerly affiliated with MSTC Development Inc., pursuant to separate sublease agreements (the “Aspire Subleases”), whereby the Aspire Sublessees took possession of, and commenced operating, the facilities (the “Aspire Facilities”) as subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at September 30, 2020.

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

On January 28, 2019, the Company reached an agreement, with the Symmetry Tenants with respect to the Symmetry Leases, pursuant to which the Symmetry Tenants agreed to a payment plan for the rent arrears (the “Symmetry Payment Plan”) and the Company agreed to a reduction in annualized rent of approximately $0.6 million, and waived approximately $0.2 million in rent arrears, upon which the Symmetry Tenants recommenced monthly rent payments of $0.1 million starting with the September 1, 2018 amounts due under the Symmetry Leases. There is no assurance that the Company will be able to obtain payment of all unpaid rents. During the year ended December 31, 2019, the Company recorded approximately $0.4 million allowance against the outstanding balance of payment plan receivables. On February 28, 2019, the Company and the Mountain Trace Tenant mutually terminated the lease with respect to the Mountain Trace Facility and operations at the facility were transferred to Vero Health X, LLC (“Vero Health”). During the three and nine months ended September 30, 2020, the Company released approximately $0.1 million and $0.2 million, respectively of the unpaid rent allowance.

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

In connection with the Peach Health Sublease, the Company extended a line of credit to Peach Health Sublessee for up to $1.0 million for operations at the Peach Facilities (the “Peach Line”), with an initial interest rate of 13.5% per annum, which increased by 1% per annum. The Peach Line had a maturity date one year from the date of the first disbursement and is secured by a first priority security interest in Peach Health Sublessee’s assets and accounts receivable (the “Peach Collateral”). On April 6, 2017, the Company modified certain terms of the Peach Line in connection with Peach Health Sublessee securing a $2.5 million revolving working capital loan from a third party lender (the “Peach Working Capital Facility”), subsequently capped at $1.75 million, which matured April 5, 2020. The Peach Working Capital Facility was secured by Peach Health Sublessee’s eligible accounts receivable, and all collections on the eligible accounts receivable were remitted to a lockbox controlled by the lender and was guaranteed by Regional. Payment of principal and interest under the Peach Line was previously governed by certain financial covenants limiting distributions under the Peach Working Capital Facility. The modifications of the Peach Line included: (i) reducing the loan balance to $0.8 million and restricting further borrowings; (ii) extending the maturity date to October 1, 2020 and adding a six month extension option by Peach Health Sublessee, subject to certain conditions; (iii) increasing the interest rate from 13.5% per annum by 1% per annum; and (iv) establishing a four-year amortization schedule. During May 2020, Peach Health Sublessee, having fully repaid their Peach Working Capital Facility according to its terms, recommenced monthly required payments toward the Peach Line outstanding balance.

On August 27, 2020, the Company and the Peach Health Sublessee modified the Peach Line, pursuant to that certain Amended Promissory Note and the accompanying Agreement Regarding Lease and Note, each by and between the Company and the Peach Health Sublessee to: (i) reduce the then $1.3 million outstanding balance under the Peach Line to approximately $0.5 million, in connection with which the Peach Health Sublessee paid to the Company $0.45 million in cash and the Company accepted $0.35 million non-cash payment for the Peach Health Sublessee assuming from the Company the Peach Facilities’ bed tax liability; (ii) extend the maturity date of the Peach Line to August 1, 2025; (iii) decrease the interest rate from 16.5% to 8% per annum. The remaining balance under the Peach Line shall be paid by the Peach Health Sublessee to the Company in 60 equal monthly installments; and (iv) Peach Health Sublessee  agrees not to pledge, hypothecate or grant a security interest in the Peach Collateral to any other party, other than their current arrangement with the SBA, without the Company’s prior written consent.

At September 30, 2020, approximately $0.5 million was outstanding on the Peach Line.

Future minimum lease receivables, at September 30, 2020, from the Company’s facilities leased and subleased to third party tenants for each of the next five years ending December 31, are as follows:

(Amounts in 000's)
2020 (a)	$3,965
2021	16,100
2022	17,273
2023	17,588
2024	17,448
Thereafter	53,319
Total	$125,693

(a)	Estimated minimum lease receivables for the year ending December 31, 2020 include only payments to be paid after September 30, 2020.

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

NOTE 7.	ACCRUED EXPENSES

Accrued expenses and other consist of the following:

(Amounts in 000’s)	September 30, 2020	December 31, 2019
Accrued employee benefits and payroll-related	$178	$239
Real estate and other taxes	404	883
Self-insured reserve (1)	202	453
Accrued interest	497	208
Unearned rental revenue	41	46
Other accrued expenses	966	784
Total accrued expenses	$2,288	$2,613

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

Notes payable and other debt consists of the following:

(Amounts in 000’s)	September 30, 2020	December 31, 2019
Senior debt—guaranteed by HUD	$31,331	$31,996
Senior debt—guaranteed by USDA	13,164	13,298
Senior debt—guaranteed by SBA	634	650
Senior debt—bonds	6,500	6,616
Senior debt—other mortgage indebtedness	3,668	3,777
Other debt	919	539
Subtotal	56,216	56,876
Deferred financing costs	(1,279)	(1,364)
Unamortized discount on bonds	(138)	(149)
Notes payable and other debt	$54,799	$55,363

 The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		September 30, 2020	December 31, 2019
Senior debt - guaranteed by HUD (b)
The Pavilion Care Center	Orix Real Estate Capital	12/01/2027	Fixed	4.16%	$1,016	$1,105
Hearth and Care of Greenfield	Orix Real Estate Capital	08/01/2038	Fixed	4.20%	1,939	1,992
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	5,000	5,094
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	7,763	7,909
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	6,748	6,876
Georgetown	Midland State Bank	10/01/2046	Fixed	2.98%	3,416	3,480
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	5,449	5,540
Total					$31,331	$31,996
Senior debt - guaranteed by USDA (c)
Coosa (d)	Metro City	09/30/2035	Prime + 1.50%	5.50%	5,149	5,212
Mountain Trace (e)	Community B&T	02/24/2037	Prime + 1.75%	5.75%	3,972	4,009
Southland (f)	Cadence Bank, NA	07/27/2036	Prime + 1.50%	6.00%	4,043	4,077
Total					$13,164	$13,298
Senior debt - guaranteed by SBA (g)
Southland	Cadence Bank, NA	07/27/2036	Prime + 2.25%	5.50%	634	650
Total					$634	$650

(a)

Represents cash interest rates as of September 30, 2020 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs, which range from 0.08% to 0.53% per annum.

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

(c)

For the three skilled nursing facilities, the Company has term loans insured 70% to 80% by the USDA with financial institutions. The loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 1% through 2020, capped at 1% for the remainder of the first 10 years of the term and 0% thereafter.
(d)

Pursuant to the CARES Act, the monthly principal and interest payments due May 1, 2020 through September 1, 2020 for the loan for that certain 122-bed skilled nursing facility commonly known as Coosa, located in Glencoe, Alabama, were deferred (a part of the “USDA Payment Program”). Monthly payments commencing October 1, 2020 will be applied to current interest, then deferred interest until the deferred interest is paid in full. Upon expiration of the deferral period, the payments will be re-amortized over the remaining term of the loan.

(e)

Pursuant to the CARES Act, the monthly principal and interest payments due May 1, 2020 through August 1, 2020 for the Mountain Trace facility loan were deferred. Monthly payments commencing September 1, 2020 will be applied to current interest, then deferred interest until the deferred interest is paid in full, payments will be re-amortized over the extended term of the loan.

(f)

Pursuant to the CARES Act, the monthly principal and interest payments due May 1, 2020 through October 1, 2020 for the loan for that certain 126-bed skilled nursing facility commonly known as Southland, located in Dublin, Georgia, were deferred as a part of the USDA Payment Program. Monthly payments will recommence November 1, 2020 and the payments will be re-amortized over the remaining term of the loan.

(g)

For the one skilled nursing facility, the Company has a term loan with a financial institution, which is 75% insured by the SBA. The SBA funded six monthly debt payments, commencing on March 1, 2020 and ending on August 1, 2020.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		September 30, 2020	December 31, 2019
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,379	$6,379
Eaglewood Bonds Series B	City of Springfield, Ohio	05/01/2021	Fixed	8.50%	121	237
Total					$6,500	$6,616

(a)	Represents cash interest rates as of September 30, 2020. The rates exclude amortization of deferred financing of approximately 0.15% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		September 30, 2020	December 31, 2019
Senior debt - other mortgage indebtedness
Meadowood	Exchange Bank of Alabama	05/01/2022	Fixed	4.50%	3,668	3,777
Total					$3,668	$3,777

(a)	Represents cash interest rates as of September 30, 2020 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.30% per annum.

(Amounts in 000’s)
Lender	Maturity	Interest Rate		September 30, 2020	December 31, 2019
Other debt
First Insurance Funding	03/01/2021	Fixed	2.38%	$188	$27
Key Bank	08/25/2021	Fixed	0.00%	495	495
FountainHead Commercial Capital - PPP Loan	04/16/2022	Fixed	1.00%	229	—
Marlin Covington Finance	03/11/2021	Fixed	20.17%	7	17
Total				$919	$539

PPP Loan

On June 29, 2020, the Company received the proceeds of a promissory note dated April 16, 2020 (the “PPP Loan Agreement”), entered into between Adcare Administrative Services, LLC (“Borrower”), a wholly owned subsidiary of the Company, and Greater Nevada Credit Union, who subsequently sold the loan to Fountainhead Commercial Capital, as lender (the “Lender). Lender made this loan pursuant to the Paycheck Protection Program (the “PPP”), created by Section 1102 of the CARES Act and governed by the CARES Act, Section 7(a)(36) of the Small Business Act, any rules or guidance that has been issued by the SBA implementing the PPP and acting as guarantor, or any other applicable loan program requirements, as defined in 13 CFR § 120.10, as amended from time to time. Pursuant to the PPP Loan Agreement, the Lender made a loan to the Borrower with an aggregate principal amount of $228,700 (the “PPP Loan”), which is recorded in “Other debt, net” on the Company’s consolidated balance sheets.

The maturity date of the PPP Loan is April 16, 2022, which is two years from the date of the PPP Loan Agreement. The interest accrues from the date of disbursement of the PPP Loan (the “Effective Date”). The PPP Loan bears interest at a fixed rate equal to one percent (1%) per annum and interest will accrue from the Effective Date. PPP Loan payments will be deferred for the first six months from the Effective Date. Subject to any PPP Loan forgiveness granted by the CARES Act, the Company will subsequently pay 18 fully amortized monthly consecutive principal and interest payments for all principal and all accrued interest not yet paid, with the first PPP Loan payment due on the date that is seven months after the Effective Date. The proceeds of the PPP Loan shall be used for the following purposes only: (i) payroll costs as defined by the CARES Act, (ii) costs related to the continuation of group health care benefits during periods of paid sick, medical, or family leave, and insurance premiums; (iii) mortgage interest payments, (iv) rent payments, (v) utility payments, (vi) interest payments on any other debt obligations incurred before February 15, 2020, and/or (vii) refinancing a SBA Economic Injury Disaster Loan made between January 31, 2020 and April 3, 2020.

The PPP Loan and the related documentation contain customary events of default, including: (i) any representation or warranty made, or financial or other information provided, by the Borrower under the PPP Loan Agreement being false or misleading in any material respect; (ii) the failure by any Borrower to make required payments; (iii) the failure by the Borrower to perform or comply with certain agreements; and (iv) the (A) dissolution or termination of Borrower's existence as a going business, (B) insolvency of Borrower, (C) appointment of a receiver for any part of Borrower's property, (D) assignment for the benefit of creditors, any type of creditor workout, or (E) commencement of any proceeding under any bankruptcy or insolvency laws by or against Borrower. Upon default, Lender may declare the entire unpaid principal balance under this Note and all accrued unpaid interest immediately due, and then Borrower will pay that amount. Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses, whether or not there is a lawsuit, including attorneys' fees, expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), and appeals. Borrower also will pay any court costs, in addition to all other sums provided by law.

Should Borrower default on the PPP Loan, the SBA may be required to pay Lender under the SBA Guarantee between the SBA and Lender. The SBA may then seek recovery of the funds from Borrower and Borrower may not claim or assert against the SBA any immunities or defenses available under local law to defeat, modify or otherwise limit Borrower's obligation to repay to the SBA any funds advanced by Lender to Borrower. If Borrower defaults on the SBA-guaranteed loan and the SBA suffers a loss, the names of the small business will be referred for listing in the Credit Alert Verification Reporting System (CAIVRS) database, which may affect their edibility for further assistance.

Pursuant to the CARES Act, the loan may be forgiven by the SBA. The amount of loan forgiveness is determined by and is subject to the sole approval of the SBA. The amount of loan forgiveness may be reduced if loan proceeds are spent inappropriately. To receive loan forgiveness, borrower must apply for loan forgiveness and provide documentation as requested by the SBA. The loan will not be forgiven without Borrower’s submission of the proper application and documentation to Lender, to include all SBA requirements. Not more than 25% of the amount forgiven can be attributable to non-payroll costs. No assurance can be provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

Debt Covenant Compliance

As of September 30, 2020, the Company had 18 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries).  The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

As of September 30, 2020, the Company was in compliance with the various covenants for the Company’s outstanding credit related instruments.

Scheduled Maturities

The schedule below summarizes for each of the next five years and thereafter, the scheduled gross maturities for the twelve months ended September 30 of the respective year:

For the twelve months ended September 30,	(Amounts in 000’s)
2021	$2,199
2022	5,287
2023	1,771
2024	1,856
2025	1,950
Thereafter	43,153
Subtotal	$56,216
Less: unamortized discounts	(138)
Less: deferred financing costs, net	(1,279)
Total notes and other debt	$54,799

NOTE 9.	DISCONTINUED OPERATIONS AND DISPOSITIONS

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

The following table summarizes the activity of discontinued operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2020	2019	2020	2019
Cost of services	$2	$(101)	$33	$(411)
Net income (loss)	$(2)	$101	$(33)	$411

The Company’s major classes of discontinued operation’s assets and liabilities included within the Company’s consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively are: (i) “Accounts receivable, net of allowance” of $0.1 million and $0.1 million; (ii) “Accounts payable” of $2.6 million and $3.4 million; and (iii) “Accrued Expenses” of $0.7 million and $1.0 million.

Dispositions

For the three and nine months ended September 30, 2020, the Company had no dispositions.

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

Facilities Sale to MED

On April 15, 2019, the Company entered into a Purchase and Sale Agreement (the “PSA”) with affiliates of MED Healthcare Partners LLC (collectively “MED”), with respect to the four skilled nursing facilities owned by the Company outlined below.

Subject to the terms of the PSA, the Company agreed to sell, and MED agreed to purchase, all of the Company’s right, title and interest in: (a) that certain 182-bed skilled nursing facility commonly known as Attalla Health & Rehab, located in Attalla, Alabama; (b) that certain 100-bed skilled nursing facility commonly known as Healthcare at College Park, located in College Park, Georgia; (c) that certain 109-bed skilled nursing facility commonly known as Quail Creek Facility, located in Oklahoma City, Oklahoma; and (d) that certain 100-bed skilled nursing facility commonly known as Northwest Nursing Center, located in Oklahoma City, Oklahoma (the “Northwest Facility), (collectively, the “PSA Facilities”). In consideration therefor, MED agreed to pay to the Company the sum of approximately $28.5 million in cash. The disposition was completed in two parts (i) on August 1, 2019, when the Company received net proceeds of $0.4 million upon the repayment of the Company’s remaining three loans with Pinecone (the “Pinecone Credit Facility”), the Company’s loan with Congressional Bank (the “Quail Creek Credit Facility”) and associated expenses related to the transactions and (ii) on August 28, 2019, when the Company received net proceeds of $2.3 million upon the sale of the Northwest Facility.

For additional information regarding the Company’s dispositions, see Note – 10 Acquisitions and Dispositions and Note 11 – Discontinued Operations, Part II, Item 8, “Financial Statements and Supplementary Data” included in the Annual Report.

NOTE 10.	COMMON AND PREFERRED STOCK

Common Stock

There were no dividends paid on the common stock during the three and nine months ended September 30, 2020 and 2019.

Preferred Stock

No dividends were declared or paid on the Series A Preferred Stock for the three and nine months ended September 30, 2020 and 2019.

As of September 30, 2020, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $25.6 million of undeclared preferred stock dividends in arrears.  Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company legally available for the payment of distributions, cumulative preferential cash dividends at an annual rate equal to 10.875% of the $25.00 per share stated liquidation preference of the Series A Preferred Stock, which is equivalent to an annual rate of $2.72 per share or $1.9 million per quarter. Dividends on the Series A Preferred Stock, when and as declared by the Board, are payable quarterly in arrears, on March 31, June 30, September 30, and December 31 of each year. On June 8, 2018, the Board determined to continue suspension of the payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Under the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock shall continue to accrue and accumulate regardless of whether such dividends are declared by the Board. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for four dividends periods: (i) the annual dividend rate on the Series A Preferred Stock has increased to 12.875% ,which is equivalent to an annual rate of $3.22 or $2.2 million per quarter, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash; and (ii) the holders of the Series A Preferred Stock will be entitled to vote, as a single class, for the election of two additional directors to serve on the Board, as further described in the Charter.

As of September 30, 2020, the Company had 2,811,535 shares of the Series A Preferred Stock issued and outstanding.

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

NOTE 11.	STOCK BASED COMPENSATION

For the three and nine months ended September 30, 2020 and 2019, the Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2020	2019	2020	2019
Non-employee compensation:
Board restricted stock	$13	$22	$37	$70
Total stock-based compensation expense	$13	$22	$37	$70

Stock Incentive Plan

The AdCare Health Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Stock Incentive Plan”), was assumed by Regional Health pursuant to the Merger.  As a result of the Merger, all rights to acquire shares of AdCare common stock under any AdCare equity incentive compensation plan have been converted into rights to acquire Regional Health common stock pursuant to the terms of the equity incentive compensation plans and other related documents, if any.  The 2011 Stock Incentive Plan expires March 28, 2021 and provides for a maximum of 168,950 shares of common stock to be issued. The 2011 Stock Incentive Plan permits the granting of incentive or nonqualified stock options and the granting of restricted stock. The plan is administered by the Compensation Committee of the Board (the “Compensation Committee”), pursuant to authority delegated to it by the Board. The Compensation Committee is responsible for determining the employees to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. As of September 30, 2020, the number of securities remaining available for future issuance is 21,081.

In addition to the 2011 Stock Incentive Plan, the Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee.

For the three and nine months ended September 30, 2020 and 2019, there were no issuances of common stock options or warrants.

Restricted Stock

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2020:

	Number of Shares (000's)	Weighted Avg. Grant Date Fair Value
Unvested, December 31, 2019	29	$4.63
Vested	(15)	$5.53
Unvested, September 30, 2020	14	$3.60

For restricted stock unvested at September 30, 2020, $12,457 in compensation expense will be recognized over the next 0.3 years.

NOTE 12.	COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of September 30, 2020, all of the Company’s facilities leased and subleased to third-party operators and managed for third-parties are certified by CMS and are operational. See Note 6 - Leases.

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

The Company previously operated healthcare facilities, and the Company’s tenants now operate, in an industry that is extremely regulated. As such, in the ordinary course of business, the Company’s tenants are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition, we believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations against or involving the Company, for the Company’s prior operations, or the Company’s tenants, whether currently asserted or arising in the future, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Professional and General Liability Claims. As of September 30, 2020, the Company is a defendant in one professional and general liability action commenced on behalf of one of our former patients who received care at one of our facilities prior to the Transition. The plaintiff in this action alleges negligence due to failure to provide adequate and competent staff resulting in injuries, pain and suffering, mental anguish and malnutrition and seeks unspecified actual and compensatory damages, and unspecified punitive damages. This action is covered by insurance, except that any punitive damages awarded would be excluded from coverage.

As of September 30, 2020, the Company is a defendant in 11 additional professional and general liability actions (including the one action filed during the three months ended September 30, 2020 and described below). These 11 additional professional and general liability actions which set forth claims relating to time periods after the Transition, on behalf of former patients of our current or prior tenants. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing at the applicable facility operated by our tenants. These actions on behalf of former patients of our current or prior tenants all relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator (and of which four such actions relate to events which occurred after the Company sold such facilities) and are subject to such operators’ indemnification obligations in favor of the Company.

During the three months ended September 30, 2020, the following professional and general liability action was filed against the Company.

•

On July 27, 2020, a wrongful death action was filed in the State Court of Chatham County, Georgia, by Jerold Kaplan against affiliates of Peach Health and the Company, on behalf of, and alleging the wrongful death of a patient at the facility known as Oceanside Health and Rehab, which is operated by an affiliate of Peach Health. The plaintiff is seeking an amount in excess of $10,000 for pain and suffering and damages and an unspecified amount of punitive damages. The Company is indemnified by affiliates of Peach Health in this action. The Company believes that this action lacks merit and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in this action

During the three months ended June 30, 2020, the following two professional and general liability actions were filed against the Company.

•

On May 21, 2020, a medical negligence action was filed in the State Court of Chatham County, Georgia, by Anthony Bowman against affiliates of Peach Health and the Company, on behalf of, and alleging wrongful death of a patient, at the facility known as Oceanside Health and Rehab operated by an affiliate of Peach Health. The plaintiff is seeking unspecified compensatory damages for the actual losses and unspecified punitive damages. The Company is indemnified by affiliates of Peach Health in this action. The Company believes that this action lacks merit and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in this action.

•

On June 1, 2020, a wrongful death action was filed in the State Court of Chatham County, Georgia, by Sandi Postle against affiliates of Peach Health and the Company, on behalf of, and alleging the wrongful death of a patient at the facility known as Oceanside Health and Rehab operated by an affiliate of Peach Health. The plaintiff is requesting an amount in excess of $10,000 for pain and suffering and damages and an unspecified amount of punitive damages. The Company is indemnified by affiliates of Peach Health in this action. The Company believes that this action lacks merit and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in this action.

During the three months ended June 30, 2020, one professional and general liability action was dismissed without prejudice as outlined below.

•

On May 26, 2020, the United States District Court Eastern District of Arkansas Central Division the court dismissed without prejudice a complaint filed on January 30, 2020 by Robert E. Rack in the Circuit Court of Pulaski County, State of Arkansas, against Joseph and Rosie Schwartz, who controlled Skyline Healthcare LLC (“Skyline”), a subsidiary of Regional, and CIBC Bancorp USA, Inc., on behalf of a deceased patient who received care at a facility known as the Woodland Hills facility located in Arkansas after the date of the Transition and after the sale of the facility to Skyline. The complaint alleged medical injury and improper care and treatment and that the Company is complicit in the medical injury and improper care because it sold the Woodland Hills facility to Skyline. The plaintiff was seeking unspecified compensatory damages for the actual losses and unspecified punitive damages.

During the three months ended March 31, 2020, the Company settled one professional and general liability action, as outlined below.

•

On January 29, 2020, the Company executed a settlement, in compromise of a complaint filed in the Circuit Court of Pulaski County, in the State of Arkansas, by a former patient at one of our facilities, against the Company on May 16, 2017. The plaintiff alleged medical negligence and injury. The settlement, in exchange for dismissal of the case with prejudice, is in the total amount of $40,000, which was paid in four monthly installments commencing February 2020.

As of September 30, 2019, the Company was a defendant in a total of 12 professional and general liability actions, primarily commenced on behalf of three of our former patients and nine of our current or prior tenant’s former patients.

The Company established a self-insurance reserve for its professional and general liability claims, included within “Accrued expenses” on the Company’s consolidated balance sheets of $0.2 million and $0.5 million as of September 30, 2020 and December 31, 2019, respectively. Additionally as of September 30, 2020 and December 31, 2019, $0.2 million and $0.3 million, respectively, was reserved for settlement amounts in “Accounts payable” in the Company’s consolidated balance sheets. For additional information regarding the Company’s self-insurance reserve, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 15 – Commitments and Contingencies included in the Annual Report.

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

McBride Matter

During the three and nine months ended September 30, 2019, the Company paid $39,082 and $117,247, respectively to William McBride, who formerly served as the Company’s Chief Executive Officer and a director, pursuant to a settlement agreement.

Rimland Matter

During the three months ended September 30, 2019, the Company paid $85,000 to Allan Rimland, who formerly served as the Company’s Chief Executive Officer, Chief Financial Officer, President and a director, pursuant to a settlement agreement.

For additional information regarding the Company’s related party transactions, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 19 – Related Party Transactions included in the Annual Report.

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

Overview

Regional Health, through its subsidiaries, is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living.  Our business primarily consists of leasing and subleasing healthcare facilities to third-party tenants. As of September 30, 2020, the Company owned, leased, or managed for third parties 24 facilities primarily in the Southeast United States.

The operators of the Company’s facilities provide a range of health care and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business in the quarter ended September 30, 2020, and we expect will continue to adversely affect our business in the quarter ending December 31, 2020 and beyond, for a variety of reasons, including those discussed below and elsewhere in this Quarterly Report.

As of October 31, 2020, the Company is aware that most of our facilities have reported one or more positive cases of COVID-19 among the residents and/or operator employee populations. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment, and processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to SNF’s, and higher hospital readmittances from SNFs.

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

As a result of the COVID-19 pandemic, our tenants may face lawsuits for alleged negligence associated with their responses to the emergency. The costs associated with defending, settling, or paying damages from such claims could negatively impact our tenants’ operating budgets and affect their ability to meet their obligations under our leases. Further, we may be subject to increased lawsuits arising out of our alleged actions or the alleged actions of our tenants for which they have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such pending or future litigation could materially adversely affect us. The Company is not aware of any such lawsuits against our tenants.

If our tenants are unable to make rental payments to us pursuant to their lease obligations, whether due to the tenants’ decrease in revenues or otherwise, then, in some cases, we may be forced to either attempt to replace tenants or restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place.

While the Company has received approximately 83% of its expected monthly rental receipts from tenants for the nine months ended September 30, 2020, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient or timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis, as has occurred with one of our operators. We also do not know the number of facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19, and while we have requested reporting from operators of their numbers of cases and CMS has required additional reporting by operators, we may not receive accurate information on the number of cases, which could result in a delay in reporting. We expect to see continued increased clinical protocols for infection control within facilities and increased monitoring of employees, guests and other individuals entering facilities; however, we do not yet know if future reimbursement rates will be sufficient to cover the increased costs of enhanced infection control and monitoring. The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the ultimate duration, spread and intensity of the outbreak, which may depend on factors such as the development and implementation of an effective vaccine and treatments for COVID-19, government funds and other support for the senior care sector and the efficacy of other policies and measures that may mitigate the impact of the pandemic, all of which are uncertain and difficult to predict. Due to these uncertainties, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

Portfolio

The following table provides summary information regarding the number of facilities and related licensed beds/units as of September 30, 2020:

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

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation as of September 30 2020:

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

(2)

On March 1, 2019, the Company transferred operations of the 106-bed Mountain Trace Facility to Vero Health, an affiliate of Vero Health Management, LLC. See Note 6 – Leases to our consolidated financial statements in Part I, Item 1, “Financial Statements (unaudited)” in this Quarterly Report.

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Twelve Months Ended
Operating Metric (1)	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Occupancy (%)	76.5%	76.3%	75.1%	73.2%

(1)	Excludes three managed facilities in Ohio.

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown as of September 30, 2020:

		Licensed Beds		Annual Lease Revenue (1)
	Number of Facilities	Amount	Percent (%)	Amount '000's	Percent (%)
2023	1	62	2.8%	$263	1.6%
2024	1	126	5.8%	965	5.8%
2025	2	269	12.3%	2,221	13.3%
2026	—	—	0.0%	—	0.0%
2027	8	884	40.4%	7,748	46.4%
2028	4	328	15.0%	2,352	14.1%
2029	1	106	4.9%	538	3.2%
Thereafter	4	410	18.8%	2,601	15.6%
Total	21	2,185	100.0%	$16,688	100.0%

(1)	Straight-line rent.

Acquisitions

There were no acquisitions during the three and nine months ended September 30, 2020 or September 30, 2019.

Divestitures

There were no divestitures during the three and nine months ended September 30, 2020.

Lease Termination. Effective January 15, 2019, the Company’s lease of two skilled nursing facilities, an 115-bed skilled nursing facility located in East Point, Georgia and an 184-bed skilled nursing facility located in Atlanta, Georgia, which leases were due to expire August 2025 and which Omega Facilities the Company subleased to third party subtenants, was terminated by mutual consent of the Company and the lessor (affiliate of Omega Healthcare) and the sublessees (affiliates of Wellington Health Services) of each of the Omega Facilities pursuant to the Omega Lease Termination. In connection with the Omega Lease Termination, the Company transferred approximately $0.4 million of its integral physical fixed assets at the Omega Facilities to the lessor and on January 28, 2019 received from the lessor gross proceeds of approximately $1.5 million, consisting of (i) a termination fee in the amount of $1.2 million and (ii) approximately $0.3 million to satisfy other net amounts due to the Company under the leases.

Facilities Sale to MED. On April 15, 2019, the Company entered into the PSA with MED, with respect to four skilled nursing facilities owned by the Company.  Subject to the terms of the PSA, the Company agreed to sell, and MED agreed to purchase, all of the Company’s right, title and interest in the PSA Facilities. In consideration therefor, MED agreed to pay to the Company the sum of approximately $28.5 million in cash. The disposition was completed in two parts (i) on August 1, 2019, when the Company received net proceeds of $0.4 million after repayment of the Pinecone Credit Facility, the Quail Creek Credit Facility and associated expenses related to the transactions and (ii) on August 28, 2019, when the Company received net proceeds of $2.3 million upon the sale of the Northwest Facility.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in 000’s)	2020	2019	Percent Change (*)	2020	2019	Percent Change (*)
Revenues:
Rental revenues	$4,308	$4,590	(6.1)%	$12,898	$14,746	(12.5)%
Management fees	244	239	2.1%	732	716	2.2%
Other revenues	215	1	NM	224	93	140.9%
Total revenues	4,767	4,830	(1.3)%	13,854	15,555	(10.9)%
Expenses:
Facility rent expense	1,640	1,640	—	4,919	5,006	(1.7)%
Cost of management fees	161	148	8.8%	486	467	4.1%
Depreciation and amortization	694	797	(12.9)%	2,239	2,661	(15.9)%
General and administrative expenses	743	730	1.8%	2,334	2,551	(8.5)%
Doubtful accounts expense (recovery)	790	32	NM	653	(214)	NM
Other operating expenses	109	191	(42.9)%	630	821	(23.3)%
Total expenses	4,137	3,538	16.9%	11,261	11,292	(0.3)%
Income from operations	630	1,292	(51.2)%	2,593	4,263	(39.2)%
Other expense (income):
Interest expense, net	692	1,157	(40.2)%	2,091	4,535	(53.9)%
Loss on extinguishment of debt	—	924	(100.0)%	—	2,478	(100.0)%
Gain on disposal of assets	—	(6,451)	(100.0)%	—	(7,141)	(100.0)%
Other expense (income), net	9	(48)	NM	144	6	NM
Total other expense (income), net	701	(4,418)	NM	2,235	(122)	NM
(Loss) income from continuing operations before income taxes	(71)	5,710	NM	358	4,385	NM
Income tax expense	—	—	NM	—	44	(100.0)%
(Loss) income from continuing operations	(71)	5,710	(101.2)%	358	4,341	(91.8)%
(Loss) income from discontinued operations, net of tax	(2)	101	(102.0)%	(33)	411	(108.0)%
Net (Loss) income	$(73)	$5,811	(101.3)%	$325	$4,752	(93.2)%

*	Not meaningful (“NM”).

Three Months Ended September 30, 2020 and 2019

Rental revenues—Rental revenue decreased by approximately $0.3 million, or 6.1%, to $4.3 million for the three months ended September 30, 2020, compared with $4.6 million for the same period in 2019. The decrease reflects approximately $0.3 million related to the sale of four of the Company’s facilities to MED during the third quarter of 2019.

Other revenues—Other revenue increased by approximately $0.2 million, for the three months ended September 30, 2020, compared to the same period in 2019. This increase is due to the previously deferred interest earned on the Peach Line pursuant to the Peach Line modification in the current quarter and the Peach Health Sublessees repaying its third-party Peach Working Capital Facility, to which the Peach Line was subordinated.

Depreciation and amortization—Depreciation and amortization expense decreased by approximately $0.1 million, or 12.9%, to $0.7 million for the three months ended September 30, 2020, compared with $0.8 million for the same period in 2019. The decrease is mainly due to the full depreciation of equipment and computer related assets and the cessation of depreciation and amortization on assets sold in the prior year.

Doubtful accounts expense (recovery) —The current period expense is related to a $0.9 million provision of outstanding rent arrears from one operator offset by $0.2 million of rent collection from the Symmetry Payment Plan. The prior period expense is the net result of the Company releasing all of the remaining provision for the previous rent arrears related to the prior tenants of the Aspire Facilities due to their timely monthly payments, which was offset by fully providing for the outstanding balances on the Symmetry Payment Plan due to non-payment.

Other operating expenses—Other operating expenses decreased by approximately $0.1 million, or 42.9%, to $0.1 million for the three months ended September 30, 2020, compared with $0.2 million for the same period in 2019. The decrease in the current year is due to the gain recorded on the transference of the bed tax liability to Peach Health pursuant to the Peach Line modification.

Interest expense, net—Interest expense decreased by approximately $0.5 million, or 40.2%, to $0.7 million for the three months ended September 30, 2020, compared with $1.2 million for the same period in 2019. The decrease is due to repayment of significant debt in the prior year.

Loss on extinguishment of debt—The loss from extinguishment of debt decreased by approximately $0.9 million, or 100.0% for the three months ended September 30, 2020. The prior period expenses were due to the repayment of all amounts due under the Pinecone Credit Facility and related expenses.

Gain on disposal of Assets—The gain on disposal of assets decreased by approximately $6.4 million for the three months ended September 30, 2020, The gain on disposal of assets of $6.4 million in the prior period is due to the sale of four facilities to MED.

Loss income from discontinued operations, net of tax—The income from discontinued operations decreased by $0.1 million, or 102.0%, for the three months ended September 30, 2020. In the prior period the Company recognized a $0.2 million credit for a settlement reached with one of the Company’s former attorneys for outstanding legal services related to the Company’s professional and general liability claims partially offset by approximately $0.1 million in legal and business expenses.

Nine Months Ended September 30, 2020 and 2019

Rental revenues—Rental revenue decreased by approximately $1.8 million, or 12.5%, to $12.9 million for the nine months ended September 30, 2020, compared with $14.7 million for the same period in 2019. The decrease reflects approximately $0.1 million related to the Omega Lease Termination and approximately $1.7 million related to the sale of four of the Company’s facilities during the third quarter of 2019. The Company recognizes all rental revenues on a straight line rent accrual basis, except with respect to the Mountain Trace Facility while operated by an affiliate of Symmetry for January and February 2019 and the four facilities from January 2019 until their sale during the prior year third quarter, for which rental revenue was recognized based on cash received.

Other revenues—Other revenue increased by approximately $0.1 million, or 140.9% to $0.2 million for the nine months ended September 30, 2020, compared to $0.1 million at September 30, 2019. The increase is due to the previously deferred interest earned on the Peach Line pursuant to the Peach line modification in the current quarter. During the prior year comparative period the Company suspended revenue recognition on the Peach line interest due pursuant to the subordination of the Peach Line to the Peach Health Sublessees third-party Peach Working Capital Facility.

Facility rent expense—Facility rent expense decreased by approximately $0.1 million, or 1.7%, to $4.9 million for the nine months ended September 30, 2020, compared with $5.0 million for the same period in 2019. The net decrease is due to the Omega Lease Termination and Covington Forbearance Agreement in the prior year comparative period.

Depreciation and amortization—Depreciation and amortization expense decreased by approximately $0.5 million, or 15.9%, to $2.2 million for the nine months ended September 30, 2020, compared with $2.7 million for the same period in 2019. The decrease is mainly due to the full depreciation of equipment and computer related assets and the cessation of depreciation and amortization on assets sold in the prior year.

General and administrative—General and administrative costs decreased by approximately $0.3 million or 8.5%, to $2.3 million for the nine months ended September 30, 2020, compared with $2.6 million for the same period in 2019. The decrease is due to approximately $0.3 million lower auditing and accounting expenses, lower business consulting and legal expenses incurred in relation to forbearance agreements with a prior lender in the prior year and other miscellaneous smaller savings, offset by an increase in employee related expenses of approximately $0.1 million.

Doubtful accounts expense (recovery) — The current period expense is related to a $0.9 million provision of outstanding rent arrears from one operator offset by $0.2 million of rent collection from the Symmetry Payment Plan. The prior period expense is the net result of the Company releasing all of the remaining provision for the previous rent arrears related to the prior tenants of the Aspire Facilities due to their timely monthly payments, which was offset by fully providing for the outstanding balances on the Symmetry Payment Plan due to non-payment.

Other operating expenses—Other operating expenses decreased by approximately $0.2 million, or 23.3%, to $0.6 million for the nine months ended September 30, 2020, compared with $0.8 million for the same period in 2019. The decrease in the current year is due to approximately $0.1 million gain recorded on the transference of the bed tax liability to Peach Health pursuant to the Peach Line modification and approximately $0.1 million net lower other expenses.

Interest expense, net—Interest expense decreased by approximately $2.4 million, or 53.9%, to $2.1 million for the nine months ended September 30, 2020, compared with $4.5 million for the same period in 2019. The decrease reflects the repayment of significant debt in the prior year resulting in approximately $2.1 million less interest expense, with the remaining $0.3 million predominantly due to the lower prime interest rate in the current period.

Loss on extinguishment of debt—The loss from extinguishment of debt decreased by approximately $2.4 million, or 100.0% for the nine months ended September 30, 2020. The prior period expenses were due to forbearance expenses and repayment of all amounts due under the Pinecone Credit Facility and related expenses.

Gain on disposal of assets—The gain on disposal of assets decreased by approximately $7.1 million for the nine months ended September 30, 2020, The gain on disposal of assets in the prior period is due to a $0.7 million gain from the Omega Lease Termination and $6.4 million gain for the sale of four facilities to MED.

Loss (income) discontinued operations, net of tax—The loss from discontinued operations increased by $0.4 million, or 108.0%, for the nine months ended September 30, 2020. The prior period gain is due to a $0.2 million credit from one of the Company’s former attorneys, a $0.1 million credit from legacy professional and general claims and approximately a $0.1 million refund of a workers’ compensation insurance plan premium and deposit.

Liquidity and Capital Resources

Overview

The Company is undertaking measures to grow its operations, streamline its cost infrastructure and otherwise increase liquidity by: (i) refinancing or repaying debt to reduce interest costs and mandatory principal repayments, with such repayment to be funded through potentially expanding borrowing arrangements with certain lenders; (ii) increasing future lease revenue through acquisitions and investments in existing properties; (iii) modifying the terms of existing leases; (iv) replacing certain tenants who default on their lease payment terms; and (v) reducing other and general and administrative expenses.

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months following the date of this filing. At September 30, 2020, the Company had $4.6 million in unrestricted cash. During the nine months ended September 30, 2020, the Company generated positive cash flow from continuing operations of $1.9 million, and anticipates continued positive cash flow from operations during the twelve months following the date of this filing, subject to the continued uncertainty of the COVID-19 pandemic and its impact on the Company’s business, financial condition and results of operations. As of September 30, 2020, one operator accounted for approximately $1.1 million of rent arrears recorded in “Accounts receivable, net of allowance” on our consolidated balance sheets. The Company has recorded an allowance of $0.9 million against a receivable of $2.0 million because the Company has determined that a full allowance is not presently warranted given that the Company has a uniform commercial code lien on the operator’s receivables. The Company continues to monitor collectability and negotiations are ongoing between the operator and the Company for resolution and collection of the receivables.

The Company is current with all of its debt and other financial obligations. The Company has benefited from various, now expired, stimulus measures made available to it through the CARES Act enacted by Congress in response to the COVID-19 pandemic which allowed for, among other things: (i) a deferral of debt service payments on USDA loans to maturity, (ii) an allowance for debt service payments to be made out of replacement reserve accounts for HUD loans and (iii) debt service payments to be made by the SBA on all SBA loans.

Debt Covenant Compliance

As of September 30, 2020, the Company was in compliance with the various covenants for the Company’s outstanding credit related instruments.

Series A Preferred Dividend Suspension

On June 8, 2018, the Board indefinitely suspended quarterly dividend payments with respect to the Series A Preferred Stock. Such dividends are currently in arrears with respect to the fourth quarter of 2017, all quarters of 2018, all quarters of 2019, and the first, second and third quarters of 2020. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.22 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Evaluation of the Company’s Ability to Continue as a Going Concern

Under the accounting guidance related to the presentation of financial statements, the Company is required to evaluate, on a quarterly basis, whether or not the Company’s current financial condition, including its sources of liquidity at the date that the consolidated financial statements are issued, will enable the Company to meet its obligations as they come due arising within one year of the date of the issuance of the Company’s consolidated financial statements and to make a determination as to whether or not it is probable, under the application of this accounting guidance, that the Company will be able to continue as a going concern. The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In applying applicable accounting guidance, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due over the next twelve months, as well as the Company’s recurring business operating expenses.

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

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
(Amounts in 000’s)	2020	2019
Net cash provided by operating activities - continuing operations	$1,933	$2,165
Net cash used in operating activities - discontinued operations	(1,017)	(980)
Net cash (used in) provided by investing activities - continuing operations	(209)	3,636
Net cash used in financing activities - continuing operations	(999)	(4,183)
Net cash used in financing activities - discontinued operations	—	(34)
Net change in cash and restricted cash	(292)	604
Cash and restricted cash at beginning of period	8,038	6,486
Cash and restricted cash, ending	$7,746	$7,090

Nine Months Ended September 30, 2020

Net cash provided by operating activities—continuing operations for the nine months ended September 30, 2020 was approximately $1.9 million, consisting primarily of our income from operations less changes in working capital, and noncash charges (primarily, depreciation and amortization, lease revenue in excess of cash rent). The $0.2 million decrease compared to the same period in the prior year primarily reflects the decrease in interest payments of $2.4 million partially offset by approximately $2.0 million lower receivables and $0.2 million other net expense increases.

Net cash used in operating activities—discontinued operations for the nine months ended September 30, 2020 was approximately $1.0 million, excluding non-cash proceeds and payments. This amount was to fund legal and associated settlement costs related to our legacy professional and general liability claims and payment of legacy accounts payable.

Net cash used in investing activities—continuing operations for the nine months ended September 30, 2020 was approximately $0.2 million. This capital expenditure was for a new sprinkler system at one of our leased properties.

Net cash used in financing activities—continuing operations was approximately $1.0 million for the nine months ended September 30, 2020. This is the result of routine repayments of approximately $1.2 million towards our debt obligations partially offset by receipt of $0.2 million proceeds from the PPP Loan.

Nine Months Ended September 30, 2019

Net cash provided by operating activities—continuing operations for the nine months ended September 30, 2019 was approximately $2.2 million, consisting primarily of our income from operations less changes in working capital, and noncash charges (primarily gain on disposal of assets, depreciation and amortization, loss on debt extinguishment, and lease revenue in excess of cash received). The prior year had higher rent receipts partially offset by higher interest payments and legal and consulting expenses related to the Pinecone Credit Facility.

Net cash used in operating activities—discontinued operations for the nine months ended September 30, 2019 was approximately $1.0 million, excluding non-cash proceeds and payments. This amount was to fund legal and associated settlement costs related to our legacy professional and general liability claims.

Net cash provided by investing activities—continuing operations for the nine months ended September 30, 2019 was approximately $3.6 million. This is the result of the receipt of approximately $2.6 million net proceeds (excluding non-cash proceeds and payments) from the sale of the PSA Facilities in the current quarter and the $1.2 million Omega Lease Termination fee offset by $0.2 million capital expenditures on building improvements.

Net cash used in financing activities—continuing operations was approximately $4.2 million for the nine months ended September 30, 2019. Excluding non-cash proceeds and payments, this is the result of routine repayments of approximately $2.6 million of other existing debt obligations, $0.3 million repayment of bonds principal and approximately $1.3 million in relation to expenses and fees related to the Pinecone forbearance agreements, repayment of the Pinecone Credit Facility and settlement of the Surviving Obligations.

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

Receivables

Our operations could be adversely affected if we experience further significant delays in receipt of rental income from our tenants. As of September 30, 2020, one operator, who has at least one facility suffering from COVID-19, accounted for approximately $1.1 million of rent arrears recorded in “Accounts receivable, net of allowance” on our consolidated balance sheets. The Company has recorded an allowance of $0.9 million against a receivable of $2.0 million, because the Company has determined that a full allowance is not presently warranted given that the Company has a uniform commercial code lien on the operator’s receivables. The Company continues to monitor collectability and negotiations are ongoing between the operator and the Company for resolution and collection of the receivables.

As of September 30, 2020 and December 31, 2019, the Company reserved for approximately $1.2 million and approximately $0.6 million, respectively, of receivables. Accounts receivable, net totaled $1.8 million at September 30, 2020 and $1.0 million at December 31, 2019.

Operating Leases

For information regarding the Company’s operating leases, see Note 6 – Leases, to the Company’s Notes to consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report, and Note 7 – Leases located in Part II, Item 8, “Financial Statements and Supplementary Data”, included in the Annual Report.

Off-Balance Sheet Arrangements

Guarantee

During the three months ended September 30, 2020, the value of the Company’s guarantee is zero as Peach Health Sublessee’ repaid their Peach Working Capital Facility in full. For further information see Note 6 – Leases, to the Company’s Notes to consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report, and Note 7 – Leases located in Part II, Item 8, “Financial Statements and Supplementary Data”, included in the Annual Report.

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

Except as set forth in below in this Item 1, Legal Proceedings, and in Part II, Item 1, Legal Proceedings in the Company’s Quarterly Report for the quarter ended March 31, 2020, filed with the SEC on June 11, 2020 and amended by Amendment No. 1 thereto filed with the SEC on June 22, 2020 and in the Quarterly Report for the quarter ended June 30, 2020, filed with the SEC on August 11, 2020, there have been no new material legal proceedings and no material developments in the legal proceedings reported in Part I, Item 3, Legal Proceedings, in the Annual Report. For further information with respect to legal proceedings, see Note 12 - Commitments and Contingencies, to the Company’s Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report.

Professional and General Liability Claims. As of the date of filing of this Quarterly Report, the Company is a defendant in one professional and general liability action commenced on behalf of one of our former patients who received care at one of our facilities prior to the Transition. The plaintiff in this action alleges negligence due to failure to provide adequate and competent staff resulting in injuries, pain and suffering, mental anguish and malnutrition and seeks unspecified actual and compensatory damages, and unspecified punitive damages. This action is covered by insurance, except that any punitive damages awarded would be excluded from coverage.

As of the date of filing of this Quarterly Report, the Company is a defendant in 11 additional professional and general liability actions (including the one action filed during the three months ended September 30, 2020 and described below) which set forth claims relating to time periods after the Transition, on behalf of former patients of our current or prior tenants. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing at the applicable facility operated by our tenants. These actions on behalf of former patients of our current or prior tenants all relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator (and of which four such actions relate to events which occurred after the Company sold such facilities) and are subject to such operators’ indemnification obligations in favor of the Company.

During the three months ended September 30, 2020, the following one professional and general liability action was filed against the Company.

•

On July 27, 2020, a wrongful death action was filed in the State Court of Chatham County, Georgia, by Jerold Kaplan against affiliates of Peach Health and the Company, on behalf of, and alleging the wrongful death of a patient at the facility known as Oceanside Health and Rehab operated by an affiliate of Peach Health. The plaintiff is seeking an amount in excess of $10,000 for pain and suffering and damages and an unspecified amount of punitive damages. The Company is indemnified by affiliates of Peach Health in this action. The Company believes that this action lacks merit and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in this action.

The Company established a self-insurance reserve for its professional and general liability claims, included within “Accrued expenses” on the Company’s consolidated balance sheets of $0.2 million and $0.5 million at September 30, 2020 and December 31, 2019, respectively. Additionally as of September 30, 2020 and December 31, 2019, $0.2 million and $0.3 million, respectively, was reserved for settlement amounts in “Accounts payable” in the Company’s consolidated balance sheets. For additional information regarding the Company’s self-insurance reserve, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 15 – Commitments and Contingencies included in the Annual Report.

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

COVID-19 Global Pandemic

The COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business in the quarter ended September 30, 2020, and we expect it will continue to adversely affect our business in the quarter ending December 31, 2020 and beyond, for a variety of reasons, including those discussed below and elsewhere in this Quarterly Report.

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

As a result of the COVID-19 pandemic, our tenants may face lawsuits for alleged negligence associated with their responses to the emergency. The costs associated with defending, settling, or paying damages from such claims could negatively impact our tenants’ operating budgets and affect their ability to meet their obligations under our leases. Further, we may be subject to increased lawsuits arising out of our alleged actions or the alleged actions of our tenants for which they have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such pending or future litigation could materially adversely affect us. The Company is not aware of any such lawsuits against our tenants.

If our tenants are unable to make rental payments to us pursuant to their lease obligations, whether due to the tenants’ decrease in revenues or otherwise, then, in some cases, we may be forced to either attempt to replace tenants or restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place.

While the Company has received approximately 83% of its expected monthly rental receipts from tenants for the nine months ended September 30, 2020, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient or timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis, as has occurred with one of our operators. We also do not know the number of facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19, and while we have requested reporting from operators of their numbers of cases and the U.S. Department of Health and CMS has required additional reporting by operators, we may not receive accurate information on the number of cases, which could result in a delay in reporting. We expect to see continued increased clinical protocols for infection control within facilities and increased monitoring of employees, guests and other individuals entering facilities; however, we do not yet know if future reimbursement rates will be sufficient to cover the increased costs of enhanced infection control and monitoring. The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the ultimate duration, spread and intensity of the outbreak, which may depend on factors such as the development and implementation of an effective vaccine and treatments for COVID-19, government funds and other support for the senior care sector and the efficacy of other policies and measures that may mitigate the impact of the pandemic, all of which are uncertain and difficult to predict. Due to these uncertainties, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

Risks Related to Our Capital Structure

We have substantial indebtedness, which may have a material adverse effect on our business and financial condition.

As of September 30, 2020, we had approximately $54.8 million, net of $1.4 million deferred financing and unamortized discounts, in indebtedness. We may also obtain additional short-term and long-term debt to meet future capital needs, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

The Board suspended dividend payments with respect to the Series A Preferred Stock, commencing with the fourth quarter of 2017, and determined to continue such suspension indefinitely in June 2018. No dividends were declared or paid with respect to the Series A Preferred Stock for such dividend periods. As a result of such suspension, the Company has $25.6 million of undeclared preferred stock dividends in arrears, whose annual dividend rate has increased to 12.875% commencing with the fourth quarter of 2018, with respect to the Series A Preferred Stock as of the date of filing of this Quarterly Report. See Note 10 – Common and Preferred Stock, “Preferred Stock Offerings and Dividends”, to the Company’s Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report.

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

3.2	Certificate of Merger, effective September 29, 2017	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

3.3	Amended and Restated Bylaws of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

4.1	Form of Common Stock Certificate of Regional Health Properties, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

4.2	Description of Regional Health Properties, Inc. Capital Stock	Incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

4.3*	2005 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.4*	AdCare Health Systems, Inc. 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.5*	Form of Non-Statutory Stock Option Agreement	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.6*	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.7	Form of Warrant to Purchase Common Stock of the Company	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-175541)

4.8	Warrant to Purchase 50,000 Shares of Common Stock, dated December 28, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

4.10	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Incorporated by reference to Exhibit 10.23.2 of the Registrant’s Annual Report on Form 10-KSB as amended March 31, 2008

10.1	Promissory Note, dated April 16, 2020, by and between AdCare Administrative Service, LLC and Greater Nevada Credit Union	Incorporated by reference to Exhibit 4.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

10.2	Note Modification Agreement, dated as of May 1, 2020, by and between Coosa Nursing ADK, LLC and Metro City Bank	Incorporated by reference to Exhibit 4.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

10.3	Extension Agreement, dated as of July 15, 2020, by and between Mountain Trace Nursing ADK, LLC and Community Bank & Trust – West Georgia	Incorporated by reference to Exhibit 4.13 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

Exhibit No.	Description	Method of Filing

10.4	Note and Loan Modification Agreement, dated as of September 3, 2020, by and between Erin Property Holdings, LLC and Regional Health Property, Inc. and Cadence Bank, NA	Incorporated by reference to Exhibit 4.14 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

10.5	Amended Promissory Note, dated as of August 27, 2020, by and between OS Tybee, LLC, SB Tybee, LLC, JV Jeffersonville, LLC and Regional Health Property, Inc.	Filed herewith

10.6	Agreement Regarding Lease and Note, dated as of August 27, 2020, by and between OS Tybee, LLC, SB Tybee, LLC, JV Jeffersonville, LLC and Regional Health Property, Inc.	Filed herewith

10.7	Consulting Agreement, dated as of August 16, 2020, by and between E. Clinton Cain and Regional Health Property, Inc.	Filed herewith

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (unaudited); (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019 (unaudited); (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited); and (v) the Notes to Consolidated Financial Statements (unaudited).

Filed herewith

*	Identifies a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	November 13, 2020	/s/ Brent Morrison
Brent Morrison
Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 13, 2020	/s/ Benjamin A. Waites
Benjamin A. Waites
Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)