Form 10-K
period 2020-12-31
REGIONAL HEALTH PROPERTIES, INC
filed 2021-03-29
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of Regional Health Properties, Inc.’s common stock held by non-affiliates as of June 30, 2020, the last business day of Regional Health Properties Inc.’s most recently completed second fiscal quarter, was $2,600,166. The number of shares of Regional Health Properties, Inc., common stock, no par value, outstanding as of March 11, 2021, was 1,688,219.

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

Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:

•	The increased risks associated with our portfolio stabilization measures;
•	The duration and impact of the COVID-19 pandemic;
•	Our ability to raise capital through equity and debt financings, and the cost of such capital;
•	Our ability to meet the continued listing requirements of the NYSE American LLC (the “NYSE American”) and to maintain the listing of our securities thereon;
•	Our dependence on the operating success of our tenants and their ability to meet their obligations to us;
•	The effect of increasing healthcare regulation and enforcement on our tenants, and the dependence of our tenants on reimbursement from governmental and other third-party payors;
•	The effect of our tenants’ potential financial or legal difficulties;
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

PART I.

Item 1.    Business

Overview

Regional Health Properties, Inc. (“Regional Health” or “Regional”), through its subsidiaries (together, the “Company” or “we”), is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living. Our business primarily consists of leasing and subleasing such facilities to third-party tenants, which operate the facilities. As of December 31, 2020, the Company owned, leased, or managed for third parties 24 facilities primarily in the Southeastern United States of America. The operators of the Company’s facilities provide a range of healthcare services to their patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents. Effective January 1, 2021, the Company commenced operation of one previously subleased facility as a portfolio stabilization measure.

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

Historically, AdCare’s business was focused primarily on owning and operating skilled nursing facilities and managing such facilities for unaffiliated owners with whom AdCare had management contracts. In July 2014, AdCare commenced a transition (the “Transition”) whereby AdCare and its subsidiaries: (i) leased to third-party operators all of the healthcare properties which they own and previously operated; (ii) subleased to third-party operators all of the healthcare properties which they lease (but do not own) and previously operated; and (iii) retained a management agreement to manage two skilled nursing facilities and one independent living facility for third parties (the “Management Contract”. The Transition was completed in December 2015, and, as a result of the Transition, the Company acquired certain characteristics of a real estate investment trust (“REIT”) and became focused on the ownership, acquisition and leasing of healthcare properties.

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

As a result of the Merger, the RHE Charter contains ownership and transfer restrictions with respect to the common stock. These ownership and transfer restrictions better position the Company to comply with certain U.S. federal income tax rules applicable to REITs under the Internal Revenue Code of 1986, as amended (the “Code”) to the extent such rules relate to the common stock. In prior years, the Board has considered the feasibility of the Company qualifying for and electing status as a REIT under the Code. If the Board determines for any future taxable year, after further consideration and evaluation, that the Company qualifies as a REIT under the Code and that electing status as a REIT under the Code would be in the best interests of the Company and its shareholders, then there would be certain risks we would face if we subsequently elected REIT status.  The applicability of these risks assumes that: (i) we would qualify in a future taxable year as a REIT under the Code; (ii) the Board determines that electing status as a REIT under the Code is in the best interests of the Company and its shareholders; and (iii) we subsequently elect status as a REIT under the Code.  The Board does not consider an election to be a REIT in the foreseeable future.

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

As of December 31, 2020, the Company owns, leases, or manages 24 facilities, which are located primarily in the Southeastern United States of America. Of the 24 facilities, the Company: (i) leased 10 owned and subleased nine leased skilled nursing facilities to third-party tenants; (ii) leased two owned assisted living facilities to third-party tenants; and (iii) managed on behalf of third-party owners two skilled nursing facilities and one independent living facility. Effective January 1, 2021, pursuant to sublease terminations (the “Wellington Lease Termination”) for two skilled nursing facilities located in Georgia with affiliates of Wellington Healthcare Services II, L.P. (“Wellington”), the Company as a portfolio stabilization measure commenced operating the previously subleased 134-bed facility located in Thunderbolt, Georgia (the “Tara Facility”) and entered into a new sublease agreement with an affiliate of Empire Care Centers, LLC (“Empire”) for the other 208-bed facility located in Powder Springs, Georgia (the “Powder Springs Facility”). The Company has entered into a Management Consulting Services Agreement (the “Vero Management Agreement”) with Vero Health Management, LLC (“Vero Health”) under which Vero Health will provide management consulting services for the Tara Facility which the Company now operates. See Note 6- Leases and Note 18- Subsequent Events to our audited consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report.

The following table provides summary information regarding the number of facilities and related licensed beds/units by state and property type as of December 31, 2020:

						Managed for
	Owned		Leased			Third-Parties		Total
	Facilities	Beds/Units	Facilities		Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
State
Alabama	2	230	—		—	—	—	2	230
Georgia	3	395	8	(1)	884	—	—	11	1,279
North Carolina	1	106	—		—	—	—	1	106
Ohio	4	291	1		99	3	332	8	722
South Carolina	2	180	—		—	—	—	2	180
Total	12	1,202	9		983	3	332	24	2,517
Facility Type
Skilled Nursing	10	1,016	9		983	2	249	21	2,248
Assisted Living	2	186	—		—	—	—	2	186
Independent Living	—	—	—		—	1	83	1	83
Total	12	1,202	9		983	3	332	24	2,517

(1)

As of January 1, 2021, pursuant to sublease terminations for two facilities located in Georgia with affiliates of Wellington, the Company commenced operating one of the previously subleased facilities as a portfolio stabilization measure and entered into a sublease agreement for the Powder Springs Facility with an affiliate of Empire (the “Wellington Transition”). The Company has entered into the Vero Management Agreement with Vero Health under which Vero Health will provide management consulting services for the Tara Facility which the Company now operates.

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation as of December 31, 2020:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management	6	689
Aspire	5	390
Wellington Health Services (2)	2	342
Peach Health Group	3	266
Symmetry Healthcare	2	180
Beacon Health Management	2	212
Vero Health Management	1	106
Subtotal	21	2,185
Regional Health Managed	3	332
Total	24	2,517

(1)

Represents the number of facilities leased or subleased to separate tenants, of which each tenant is an affiliate of the entity named in the table above. For a more detailed discussion, see Note 6 – Leases to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data”, and “Portfolio of Healthcare Investments” in Part I, Item 1., “Business”, in this Annual Report.

(2)

As of January 1, 2021, pursuant to sublease terminations for two facilities located in Georgia with affiliates of Wellington the Company commenced operating the Tara Facility as a portfolio stabilization measure and entered into a sublease agreement for the Powder Springs Facility with an affiliate of Empire. As of January 1, 2021, the Company entered into the Vero Management Agreement with Vero Health under which Vero Health will provide management consulting services for the Tara Facility which the Company now operates.

The following table provides summary information regarding the number of facilities and related licensed beds/units by state and property type giving effect to the Wellington Transition as of January 1, 2021:

	Owned		Leased		Leased		Managed for
	Leased to Third-Parties		Subleased to Third-Parties		Operating		Third-Parties		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
State
Alabama	2	230	—	—	—	—	—	—	2	230
Georgia	3	395	7	750	1	134	—	—	11	1,279
North Carolina	1	106	—	—	—	—	—	—	1	106
Ohio	4	291	1	99	—	—	3	332	8	722
South Carolina	2	180	—	—	—	—	—	—	2	180
Total	12	1,202	8	849	1	134	3	332	24	2,517
Facility Type
Skilled Nursing	10	1,016	8	849	1	134	2	249	21	2,248
Assisted Living	2	186	—	—	—	—	—	—	2	186
Independent Living	—	—	—	—	—	—	1	83	1	83
Total	12	1,202	8	849	1	134	3	332	24	2,517

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation giving effect to the Wellington Transition as of January 1, 2021:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management	6	689
Aspire	5	390
Peach Health Group	3	266
Symmetry Healthcare	2	180
Beacon Health Management	2	212
Vero Health Management	1	106
Empire	1	208
Subtotal	20	2,051
Regional Health Managed	3	332
Regional Health Operated (2)	1	134
Total	24	2,517

(1)

Represents the number of facilities leased or subleased to separate tenants, of which each tenant is an affiliate of the entity named in the table above. For a more detailed discussion, see Note 6 – Leases to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data”, and “Portfolio of Healthcare Investments” in Part I, Item 1., “Business”, in this Annual Report.

(2)

Effective January 1, 2021, Regional began operating the Tara Facility and entered into the Vero Management Agreement with Vero Health, under which Vero Health is providing management consulting services for the Tara Facility. On February 28, 2019, Vero Health and the Company entered into a lease (the “Vero Health Lease”) for the Company’s 106-bed, skilled nursing facility located in Sylvia, North Carolina (the “Mountain Trace Facility”). The Vero Health Lease for the Mountain Trace Facility became effective on March 1, 2019, upon the termination of the prior lease with the prior tenant affiliated with Symmetry Healthcare Management, LLC (“Symmetry” or “Symmetry Healthcare”). The change in operator for the Mountain Trace Facility was subsequent to an agreement the Company reached on January 28, 2019, with Symmetry with respect to a payment plan for Symmetry’s affiliate’s rent arrears and outstanding property taxes (the “Symmetry Payment Plan”).

Acquisitions and Dispositions

Acquisitions

The Company made no acquisitions during the years ended December 31, 2020 and December 31, 2019.

Dispositions

The Company made no dispositions during the year ended December 31, 2020

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

Lease Termination. Effective January 15, 2019, the Company’s lease of two skilled nursing facilities, an 115-bed skilled nursing facility located in East Point, Georgia and an 184-bed skilled nursing facility located in Atlanta, Georgia (the “Omega Facilities”), which leases were due to expire August 2025 and which Omega Facilities the Company subleased to third party subtenants, was terminated by mutual consent of the Company and the lessor (affiliate of Omega Healthcare) and the sublessees (affiliates of Wellington) of each of the Omega Facilities (the “Omega Lease Termination”). In connection with the Omega Lease Termination, the Company transferred approximately $0.4 million of its integral physical fixed assets at the Omega Facilities to the lessor and on January 28, 2019 received from the lessor gross proceeds of approximately $1.5 million, consisting of (i) a termination fee in the amount of $1.2 million and (ii) approximately $0.3 million to satisfy other net amounts due to the Company under the leases.

For further information regarding the Company’s acquisitions and dispositions, see Note 9 – Acquisitions and Dispositions to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Leasing Transactions

Leasing Transactions. As of the filing date of this Annual Report, the Company is operating or has leased or subleased, as applicable, the following facilities to tenants:

Facility Name	State	Owned / Leased	Transaction Type	Commencement Date
2014
Thomasville	GA	Leased	Sublease	7/1/2014
Lumber City	GA	Leased	Sublease	11/1/2014
Southland	GA	Owned	Lease	11/1/2014
Coosa Valley	AL	Owned	Lease	12/1/2014
2015
LaGrange	GA	Leased	Sublease	4/1/2015
Sumter Valley	SC	Owned	Lease	4/1/2015
Georgetown	SC	Owned	Lease	4/1/2015
Glenvue	GA	Owned	Lease	7/1/2015
Autumn Breeze	GA	Owned	Lease	9/30/2015
2016
Jeffersonville	GA	Leased	Sublease	6/18/2016
Oceanside	GA	Leased	Sublease	7/13/2016
Savannah Beach	GA	Leased	Sublease	7/13/2016
2017
Meadowood	AL	Owned	Lease	5/1/2017
2018
Hearth & Care of Greenfield	OH	Owned	Lease	12/1/2018
The Pavilion Care Center	OH	Owned	Lease	12/1/2018
Eaglewood ALF	OH	Owned	Lease	12/1/2018
Eaglewood Care Center	OH	Owned	Lease	12/1/2018
Covington Care Center	OH	Leased	Sublease	12/1/2018
2019
Mountain Trace	NC	Owned	Lease	3/1/2019
2021
Powder Springs	GA	Leased	Sublease	1/1/2021
Tara	GA	Leased	Operating	1/1/2021

For a detailed description of each of the Company’s leases, see Note 6 - Leases to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

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

The skilled nursing industry is large, highly fragmented, and characterized predominantly by numerous local and regional providers. Based on a decrease in the number of skilled nursing facilities over the past few years, we expect that the supply and demand balance in the skilled nursing industry will continue to improve. We also anticipate that, as life expectancy continues to increase in the United States, notwithstanding the recent declines due to Covid-19 and to increased deaths amongst younger and middle-aged individuals (due to the overdose epidemic and suicides), the overall demand for skilled nursing services will increase. The primary market demographic for skilled nursing services is primarily individuals age 75 and older. According to the most recently completed 2010 U.S. Census, there were over 40 million people in the United States in 2010 that are over 65 years old. The 2010 U.S. Census estimates this group is one of the fastest growing segments of the United States population and is expected to more than double between 2000 and 2030.

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

Competitive Strengths

As of the date of filing this Annual Report we believe we possess the following competitive strengths:

Long-Term, Triple-Net Lease Structure. All but one of our real estate properties are leased under triple-net operating leases with initial terms generally ranging from 10 to 15 years pursuant to which the tenants are responsible for all facility maintenance, insurance and taxes, and utilities. As of the date of filing this Annual Report, the leases had an average remaining initial term of approximately six and a half years. In addition, every lease but one contain specific rent escalation amounts ranging from 1.0% to 3.0% annually. Further, each lease has one or more renewal options. For those facilities subleased by the Company, the renewal option in the sublease agreement is dependent on the Company’s renewal of its lease agreement. We also typically receive additional security under these leases in the form of security deposits from the lessee and guarantees from the parent or other related entities of the lessee.

Tenant Diversification. Our 24 properties (including the three facilities that are managed by us and the one facility operated by us) are operated by a total of 23 separate third-party tenants, with each of our tenants being affiliated with one of seven local or regionally-focused operators. We refer to our tenants who are affiliated with the same operator as a group of affiliated tenants. Each of our operators operate (through a group of affiliated tenants) between one and six of our facilities, with our most significant operators, C. Ross Management, LLC (“C.R. Management”) and Aspire Regional Partners, Inc. (“Aspire”), each operating six and five facilities, or 28.5% and 23.8% of the total number of our facilities, respectively. We believe that our tenant diversification should limit the effect of any operator’s financial or operating performance decline on our overall performance.

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

Monitor Investments. We monitor our real estate investments through, among other things: (i) reviewing and evaluating our tenants epidemic protocols, especially in relation to Covid-19; (ii) reviewing and evaluating tenant financial statements to assess operational and financial trends and performance; (iii) reviewing the state surveys, occupancy rates and patient payor mix of our facilities; (iv) verifying the payments of property and other taxes and insurance with respect to our facilities; and (v) conducting periodic physical inspections of our facilities.  For tenants or facilities that do not meet performance expectations, we may seek to work with our tenants to ensure our mutual success or seek to re-lease facilities to stronger operators.

Resolve Legacy Professional and General Liability Claims. As a result of the Transition (which was completed in December 2015), the Company no longer operates skilled nursing facilities, except for the operation of facilities in connection with portfolio stabilization measures as and when required. The Company, however, continues to be subject to certain pending professional and general liability actions with respect to the time it operated skilled nursing facilities, including claims that the services the Company provided as an operator resulted in the injury or death of patients and claims related to professional and general negligence, employment, staffing requirements and commercial matters. The Company is also named in legal actions that have arisen post Transition where plaintiffs appear to be unaware we do not provide services directly to our tenant’s patients. Management is committed to resolving pending claims. See Part I, Item 3, “Legal Proceedings” and Note 14 – Commitments and Contingencies to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

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

Our ability to generate rental revenues from our properties also depends on the competition faced by our tenants (which competition we also directly face when we undertake portfolio stabilization measures). Our tenants compete on a local and regional basis with other healthcare operating companies that provide comparable services. Our tenants compete to attract and retain patients and residents based on scope and quality of care, reputation and financial condition, price, location and physical appearance of the properties, services offered qualified personnel, physician referrals and family preferences. The ability of our tenants to compete successfully could be affected by private, federal and state reimbursement programs and other laws and regulations.

Revenue Sources and Recognition

Triple-Net Leased Properties. The Company’s triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one or more tenant(s) of the Company’s facilities, rental income for the affected facilities will be recognized only upon cash collection, and any accumulated straight-line rent receivable will be expensed in the period in which the Company first deems rent collection no longer reasonably assured.

Management Fee Revenues and Other Revenues. The Company recognizes management fee revenues as services are provided. The Company has one contract to manage three facilities (the “Management Contract”), with payment for each month of service generally received in full on a monthly basis. As of December 31, 2020, the balance outstanding on the Management Contract was approximately $0.1 million. The maximum penalty for service contract nonperformance under the Management Contract is $50,000 per year, payable after the end of the year. Further, the Company recognizes interest income from loans and investments, using the effective interest method when collectability is probable. The Company applies the effective interest method on a loan-by-loan basis.

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

As of December 31, 2020 and December 31, 2019, the Company reserved for approximately $1.4 million and $0.6 million, respectively, of uncollected receivables. Accounts receivable, net totaled $2.1 million at December 31, 2020 compared with $1.0 million at December 31, 2019.

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

Cares Act and Covid-19 Related Legislation

In 2020 in response to the COVID-19 pandemic, Congress enacted a series of economic stimulus and relief measures through the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”) and the Consolidated Appropriations Act, 2021 (“CAA”). In total, the CARES Act, the PPPHCE Act, and the CAA authorized $178 Billion in funding to be distributed to healthcare providers through the Public Health and Social Services Emergency Fund (“Provider Relief Fund”). These funds are intended to reimburse eligible providers for healthcare-related expenses or lost revenues attributable to COVID-19. Recipients are not required to repay Provider Relief Fund payments as long as they attest to and comply with certain terms and conditions, including reporting requirements, limitations on balance billing, and not using Provider Relief Fund payments to reimburse expenses or losses that other sources have reimbursed or are obligated to reimburse.

The Department of Health and Human Services (“HHS”) began distributing Provider Relief Fund payments in April 2020 and has made funds available to various provider groups in phases. HHS continues to evaluate and provide allocations of, and issue regulations and guidance regarding, grants made under the CARES Act and related legislation. A number of our tenants have received grants under these laws; however, there are uncertainties regarding the extent to which our tenants will receive such funds, the financial impact of receiving such funds on their operations or financial condition, and whether such tenants will be able to meet the compliance requirements associated with the funds.

The CARES Act and related legislation include other provisions offering financial relief, for example, suspending Medicare sequestration payment adjustments from May 1, 2020, through March 31, 2021, which would have otherwise reduced payments to Medicare providers by 2 percent, but also extending sequestration through 2030. In addition to offering economic relief to individuals and businesses, the CARES Act and related legislation include provisions intended to expand coverage of COVID-19 testing and preventative services, address healthcare workforce needs, ease restrictions on telehealth services during the crisis, and ease other legal and regulatory burdens on healthcare providers. Due to recent enactment of the CARES Act, the PPPHCE Act, and the CAA, there is still a high degree of uncertainty surrounding their implementation, and the public health emergency continues to evolve.

Covid-19 Update

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business in 2020, and we expect it will continue to adversely affect our business in 2021 and beyond, for a variety of reasons, including those discussed below and elsewhere hereunder.

As of December 31, 2020, the Company is aware that each of our facilities has reported one or more positive cases of COVID-19 among the residents and/or operator employee populations. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment, processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to skilled nursing facilities (“SNFs”), and higher hospital readmittances from SNFs.

The COVID-19 pandemic may also lead to temporary closures of nursing facilities, operated by our tenants, which also may affect our tenants’ ability to make their rental payments to us pursuant to their respective lease agreements. In addition, our tenants’ operations could be further disrupted if any of their employees, or the employees of their vendors, have, or are suspected of having, COVID-19. This has caused, and may cause in the future, our tenants or their vendors to experience staffing shortages, and this could potentially require our tenants and their vendors to close parts of or entire facilities, distribution centers, or other buildings to disinfect any affected areas.

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

While the Company has received approximately 82% percent of its expected monthly rental receipts from tenants for the twelve months ended December 31, 2020, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient or timely, the operating results of our tenants are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis, as has occurred with one of our operators. We also do not know the number of facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19, and while we have requested reporting of case numbers from our operators and the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”) has required additional reporting by operators, we may not receive accurate information on the number of cases, which could result in a delay in reporting. We expect to see continued increased clinical protocols for infection control within facilities and increased monitoring of employees, guests and other individuals entering facilities; however, we do not yet know if future reimbursement rates will be sufficient to cover the increased costs of enhanced infection control and monitoring. The extent of the COVID-19 pandemic’s effect on our and our tenants’ operational and financial performance will depend on future developments, including the ultimate duration, spread and intensity of the outbreak, which may depend on factors such as the development and implementation of an effective vaccine and treatments for COVID-19, government funds and other support for the senior care sector and the efficacy of other policies and measures that may mitigate the impact of the pandemic, all of which are uncertain and difficult to predict. Due to these uncertainties, we are unable at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

Government Reimbursement

The majority of SNFs reimbursement is through Medicare and Medicaid. These programs are often SNF’s largest source of funding. Senior housing communities generally do not receive funding from Medicare or Medicaid, but their ability to retain their residents is impacted by policy decisions and initiatives established by the administrators of Medicare and Medicaid. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Law”). The passage of the Healthcare Reform Law allowed formerly uninsured Americans to acquire coverage and utilize additional healthcare services. In addition, the Healthcare Reform Law gave the CMS new authorities to implement Medicaid waiver and pilot programs that impact healthcare and long term custodial care reimbursement by Medicare and Medicaid. These activities promote “aging in place,” allowing senior citizens to stay longer in seniors housing communities, and diverting or delaying their admission into SNFs. In December 2017, Congress eliminated the penalty associated with the individual mandate to maintain health insurance effective January 1, 2019. In December 2018, as a result of the penalty associated with the individual mandate being eliminated, a federal trial court in Texas found that the entire Healthcare Reform Law was unconstitutional. The Fifth Circuit Court of Appeals affirmed the trial court’s decision in 2019. However, the matter was sent back to the trial court for further analysis. The Healthcare Reform Law remains in place during this process. Additionally, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Healthcare Reform Law. These changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. We cannot predict the ultimate impact of these developments on our tenants. The potential risks, however, that accompany these regulatory and market changes are discussed below.

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

•

The majority of Medicare payments continue to be made through traditional Medicare Part A and Part B fee-for-service schedules. The Medicare and CHIP (Children’s Health Insurance Program) Reauthorization Act of 2015 (“MACRA”) addressed the risk of a cut in Medicare payments for physician services. However, other annual Medicare payment regulations, particularly with respect to certain hospitals, skilled nursing care, and home health services, have resulted in lower net pay increases than providers of those services have often expected. In addition, MACRA established a multi-year transition into pay-for-quality approaches for Medicare physicians and other providers. This includes payment reductions for providers who do not meet government quality standards. The current Value-Based Payment Modifier program expired at the end of 2018, and the first Merit-based Incentive Payment System (“MIPS”) adjustments began in 2019. The continued implementation of pay-for-quality models is expected to produce funding disparities that could adversely impact some provider tenants in medical buildings and other healthcare properties.

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

•

CMS released its final rule outlining fiscal year 2021 Medicare payment rates and quality programs for SNFs. It includes routine technical rate-setting updates to the SNF prospective payment system (PPS) payment rates and adopts the revised Office of Management and Budget (OMB) statistical area delineations.  In addition, the rule applies a 5-percent cap on wage index decreases from Fiscal Year 2020 to Fiscal Year 2021. The rule also finalized changes to the International Classification of Diseases, Version 10 (ICD-10) code mappings. CMS also finalized updates to the SNF VBP Program regulation text at 42 CFR § 413.338 to reflect previously finalized policies and updated the 30-day Phase One Review and Correction deadline for the baseline period quarterly report.

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

We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2020 or 2019.

Employees

As of December 31, 2020, we had 16 employees of which 13 were full-time employees (excluding facility-level employees related to the Company’s Management Contract for three facilities in Ohio).

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

Risks Related to Our Business and Industry

Our portfolio stabilization measures expose the Company to the various risks facing our tenants.

While the Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living, when business conditions require, the Company may undertake portfolio stabilization measures. On January 1, 2021, following the Wellington Transition, the Company commenced operating the Tara Facility, which facility comprises approximately 5% of our total amount of the Company’s licensed patient beds. This portfolio stabilization measure exposes the Company directly to all the risks our tenants face as discussed in this “Risk Factor” section.

Our leases with tenants comprise our rental revenue and any failure, inability or unwillingness by these tenants to satisfy their obligations under our agreements could have a material adverse effect on us.

Our business depends upon our tenants meeting their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate and other taxes and maintain and repair the leased properties. We give no assurance that these tenants will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by these tenants to do so could have a material adverse effect on us. In addition, any failure by these tenants to effectively conduct their operations or to maintain and improve our properties could adversely affect their business reputation and their ability to attract and retain patients and residents in our properties, which could have a material adverse effect on us. Our tenants have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we give no assurance that our tenants will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.

The duration and extent of the effects of the COVID-19 pandemic remains uncertain.

The COVID-19 pandemic and related public health measures have adversely affected our operations and those of our operators. The operations and occupancy levels at the seniors housing and health care facilities of our tenants have been adversely affected by COVID-19 and could be further adversely affected by COVID-19, or another pandemic, especially if there is a surge in infections at any of our tenant’s properties. The impact of COVID-19 has resulted in, and another pandemic could result in: early resident move-outs, our operators delaying new resident admission due to quarantines, potential occupants postponing moves to our operators’ facilities, and/or hospitals cancelling or significantly reducing elective surgeries thereby reducing the number of people in need of skilled nursing care. Operating costs of our lessees and borrowers also have risen due to the impact of COVID-19, including cost increases in staffing and pay, purchases of personal protective equipment (“PPE”), and implementation of additional safety protocols. In response to requests by operators adversely impacted by COVID-19, we provided rent deferrals totaling $0.1 million between October and December 2020. Additionally, health orders, rent moratoriums, and other initiatives by federal, state, and local authorities could affect our operators and our ability to collect rent and/or enforce remedies for the failure to pay rent. The extent to which COVID-19 or another pandemic could impact our operations and those of our operators will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, spread and severity of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. Further, if COVID-19 results in an extended adverse trend away from senior housing and health care facilities and towards at-home and alternative care services, the occupancy rates of our operators and the value of our real estate investments could be negatively impacted.

We depend on affiliates of C.R Management and Aspire for a significant portion of our revenues and any inability or unwillingness by such entities to satisfy their obligations to us could have a material adverse effect on us.

As of the date of filing this Annual Report, our 21 properties (excluding the three facilities that are managed by us) are operated by a total of 21 separate tenants, with each of our tenants being affiliated with one of seven local or regionally-focused operators. We refer to our tenants who are affiliated with the same operator as a group of affiliated tenants. Each of our operators operate (through a group of affiliated tenants) between one and six of our facilities, with our material operators, C.R Management and Aspire, each operating (through a group of affiliated tenants) six and five facilities, respectively. We, therefore depend, on tenants who are affiliated with C.R Management and Aspire for a significant portion of our revenues. We give no assurance that the tenants affiliated with C.R Management and Aspire will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their obligations under the applicable leases and subleases, and any inability or unwillingness by such tenants to do so could have a material adverse effect on us.

A prolonged economic slowdown could adversely impact the results of operations of our tenants, which could impair their ability to meet their obligations to us.

We believe the risks associated with our investments will be more acute during periods of economic slowdown or recession (such as the most recent recession) due to the adverse impact caused by various factors, including the current outbreak of the COVID-19 virus, inflation, deflation, increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a distressed real estate market, market volatility and weakened business and consumer confidence. This difficult operating environment caused by an economic slowdown or recession could have an adverse impact on the ability of our tenants to maintain occupancy rates, which could harm their financial condition. Any sustained period of increased payment delinquencies, foreclosures or losses by our tenants could adversely affect our income from investments in our portfolio.

Increased competition, as well as increased operating costs, could result in lower revenues for some of our tenants and may affect their ability to meet their obligations to us.

The long-term care industry is highly competitive, and we expect that it will become more competitive in the future. Our tenants are competing with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. Our tenants compete on a number of different levels, including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population in the surrounding areas. We cannot be certain that all of our tenants will be able to achieve occupancy and rate levels that will enable them to meet their full obligations to us. Our tenants may encounter increased competition in the future that could limit their ability to attract patients or residents or expand their businesses which would in turn affect their ability to make their lease payments to us.

In addition, the market for qualified nurses, healthcare professionals and other key personnel is highly competitive, and our tenants may experience difficulties in attracting and retaining qualified personnel. Increases in labor costs due to higher wages and greater benefits required to attract and retain qualified healthcare personnel incurred by our tenants could affect their ability to meet their obligations to us. This situation could be particularly acute in certain states and cities that have enacted legislation establishing minimum staffing requirements.

Disasters and other adverse events may seriously harm our business.

Our facilities and our business may suffer harm as a result of natural or man-made disasters such as storms, earthquakes, hurricanes, tornadoes, floods, fires, terrorist attacks and other conditions. The impact, or impending threat, of such events may require that our tenants evacuate one or more facilities, which could be costly and would involve risks, including potentially fatal risks, for their patients. The impact of disasters and similar events is inherently uncertain. Such events could harm our tenants’ patients and employees, severely damage or destroy one or more of our facilities, harm our tenants’ business, reputation and financial performance, or otherwise cause our tenants’ businesses to suffer in ways that we are unable to predict.

A severe cold and flu season, epidemics and pandemics such as COVID-19, or any other widespread illnesses, could adversely affect the occupancy of our tenants’ facilities.

Our revenue and our tenants’ revenues are dependent upon occupancy. It is impossible to predict the severity of the annual cold and flu season or the occurrence of epidemics, pandemics or any other widespread illnesses. The occupancy of our skilled nursing and assisted living facilities could significantly decrease in the event of a severe cold and flu season, an epidemic, pandemic, or any other widespread illness. Such a decrease could affect the operating income of our tenants and the ability of our tenants to make payments to us. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 virus originating in China to be a public health emergency of international concern posing a high risk to countries with vulnerable health systems. Since this declaration, the virus continues to spread globally, including within our domestic borders within where the Company operates, contributing to significant uncertainty in the domestic and global economy. Our tenants and hence the Company may incur expenses or reduced occupancy relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

Tenant financial or legal difficulties could limit or delay our ability to collect unpaid rents or require us to find new tenants.

If a lessee experiences financial or legal difficulties, it could fail to pay us rent when due, assert counterclaims, or seek bankruptcy protection. In the case of a master lease, this risk is magnified, as a default could reduce or eliminate rental revenue from several properties. Over the past three years, four of our operators have experienced or continue to experience financial or legal difficulties resulting in non-payment of rent or bankruptcy. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Leased and Subleased Facilities to Third-Party Operators” for further discussion. Additionally, the COVID-19 pandemic has caused, and depending its scope and duration could continue to cause, financial and legal difficulties for certain of our lessees. If an operator is unable to comply with the terms of its leases, we could be asked to defer rent or forced to modify the leases in ways that are unfavorable to us. Alternatively, the failure of an operator to perform its obligations under a lease or other agreements with us could force us to declare a default and terminate the lease. There can be no assurance that we would be able to find a suitable replacement operator, re-lease the property on substantially equivalent or better terms than the prior lease, if at all. If a lessee seeks bankruptcy protection, it could delay our efforts to collect past due amounts owed to us under the applicable lease and ultimately preclude collection of all or a portion of those amounts.

We have been and may in the future be named as a defendant in litigation involving the services provided by our tenants. Although we generally have no involvement in the services provided by our tenants, and our standard lease agreements generally require our tenants to indemnify us and carry insurance to protect us in certain cases, a significant judgment against us in such litigation could exceed the aggregate of our and our respective tenants’ insurance coverage, which would require us to make payments to cover any such judgment.

Our tenants who engage in business with the federal government may be sued under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. See “Governmental Regulation-Healthcare Regulation” in Part I, Item 1, “Business” in this Annual Report. These lawsuits can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any of these lawsuits are brought against our tenants, such suits combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on our tenants’ liquidity, financial condition and results of operations and on their ability to satisfy their obligations under our leases, which, could in turn, have a material adverse effect on us.

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

We maintain or require in our leases that our tenants maintain all applicable lines of insurance on our properties and their operations. Although we regularly review the amount and scope of insurance maintained by our tenants and believe the coverage provided to be customary for similarly situated companies in our industry, we give no assurance you that our tenants will continue to be able to maintain adequate levels of insurance. We also give no assurance that our tenants will maintain the required coverages, that we will continue to require the same levels of insurance under our leases, that such insurance will be available at a reasonable cost in the future or that the policies maintained will fully cover all losses on our properties upon the occurrence of a catastrophic event, nor can we make any guarantee as to the future financial viability of the insurers that underwrite the policies maintained by our tenants.

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

Should an uninsured loss or a loss in excess of insured limits occur, we could incur substantial liability or lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenues from the property. Following the occurrence of such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We give no assurance that material uninsured losses, or losses in excess of insurance proceeds, will not occur in the future.

Failure by our tenants to comply with various local, state, and federal government regulations may adversely impact their ability to make lease payments to us.

The failure of our tenants to comply with federal, state, or local regulations could result in penalties which could include loss or restriction of license, loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal, state and local health care programs, or closure of the facility. These regulations have increased in response to COVID-19. The loss or imposition of restrictions on any required license, registration, certificate of need, provider agreement or certification would prevent a facility from operating in the manner intended by the operator. Additionally, failure by any of our operators to comply with applicable laws and regulations could result in adverse publicity and reputational harm, and therefore could harm our business.

Our tenants depend on reimbursement from governmental and other third-party payors, and reimbursement rates from such payors may be reduced.

The ability of our tenants to generate revenue and profit determines the underlying value of that property to us. Revenues of our tenants are generally derived from payments for patient care. Sources of such payments include the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans, health maintenance organizations, preferred provider arrangements, self-insured employers, as well as the patients themselves.

The health care industry continues to face increased government and private payor pressure on health care providers to control costs. Federal legislative and regulatory policies have been adopted and may continue to be proposed that would reduce Medicare and/or Medicaid payments to nursing facilities. Moreover, state budget pressures continue to result in adoption of Medicaid provider payment reductions in some states. Increasingly, state Medicaid programs are providing coverage through managed care programs under contracts with private health plans, which is intended to decrease state Medicaid costs. In light of continuing federal and state Medicaid program reforms, budget cuts, and regulatory initiatives, no assurance can be given that the implementation of such regulations and reforms will not have an adverse effect on the financial condition or results of operations of our tenants and/or borrowers which, in turn, could affect their ability to meet their contractual obligations to us.

Furthermore, on December 22, 2017, the Tax Cuts and Jobs Act was enacted and signed into law that repealed the individual mandate in the Health Reform Law. Because the Supreme Court’s 2012 decision finding the Healthcare Reform Law constitutional was grounded, at least in part, on the inclusion of the individual mandate in the law, a federal trial court found the entire law unconstitutional upon the mandate’s repeal. The Fifth Circuit Court of Appeals affirmed the trial court’s decision in 2019, and the matter was sent back to the trial court for additional analysis. While there have been efforts to repeal the law and enact alternative reforms, the Biden Administration has indicated it will support and expand upon the Health Reform Law. There is no assurance that the implementation of Health Reform Law or any subsequent modifications or related legal challenges will not adversely impact the operations cash flows or financial conditions of our lessees, which subsequently coup materially and adversely impact our revenue and operations.

Changes in the reimbursement rates or methods of payment from third-party payors, including insurance companies and the Medicare and Medicaid programs, could have a material adverse effect on our tenants.

Our tenants rely on reimbursement from third-party payors, including the Medicare (both traditional Medicare and “managed” Medicare/Medicare Advantage) and Medicaid programs, for substantially all of their revenues. Federal and state legislators and regulators have adopted or proposed various cost-containment measures that would limit payments to healthcare providers, and budget crises and financial shortfalls have caused states to implement or consider Medicaid rate freezes or cuts. Private third-party payors also have continued their efforts to control healthcare costs. We give no assurance that our tenants who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates could have a material adverse effect on the liquidity, financial condition, and operations of some of our tenants.  These limits may be imposed by statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, court decisions, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries or carriers, government funding restrictions (at a program level or with respect to specific facilities), interruption or delays in payments due to any ongoing government investigations and audits at such property, or private payor efforts.  Additionally, these limits could adversely affect our tenants' ability to comply with the terms of our leases and have a material adverse effect on us.

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

As of the date of filing this Annual Report, the Company is a defendant in 13 professional and general liability actions, one such action was commenced on behalf of a former patient of the Company and the remaining actions were commenced by former patients of the Company’s current or prior tenants. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died while patients of our facilities due to professional negligence or understaffing. One such action, on behalf of the Company’s former patient, is covered by insurance, except that any award of punitive damages would be excluded from such coverage. 12 of such actions relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator and which are subject to such operators’ indemnification obligations in favor of the Company.

The Company has self-insured against professional and general liability actions since it discontinued its healthcare operations in connection with the Transition. The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses” in the Company’s audited consolidated balance sheets of $0.2 million and $0.5 million at December 31, 2020, and December 31, 2019, respectively. Additionally as of December 31, 2020 and December 31, 2019 approximately $0.1 million and $0.3 million was reserved for settlement amounts in “Accounts payable” in the Company’s audited consolidated balance sheets. See Note 14 - Commitments and Contingencies to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data.” in this Annual Report. Also see “Critical Accounting Policies - Self Insurance Reserve” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment, unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve primarily reflects the Company’s estimate of settlement amounts for the pending actions, as appropriate, and legal costs of settling or litigating the pending actions, as applicable.

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

Real estate investments are relatively illiquid and generally cannot be sold quickly. In addition, all of our owned healthcare properties serve as collateral for our secured debt obligations and may not be readily sold. Additional factors that are specific to our industry also tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. For example, all of our healthcare properties are “special purpose” properties that cannot be readily converted into general residential, retail or office use. In addition, transfers of operations of skilled nursing facilities, assisted living facilities and other healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. Thus, if the operation of any of our healthcare properties becomes unprofitable due to competition, age of improvements or other factors such that a tenant becomes unable to meet its obligations to us, then the liquidation value of the property may be substantially less, particularly relative to the amount owed on any related mortgage loan, than would be the case if the property were readily adaptable to other uses. Furthermore, the receipt of liquidation proceeds or the replacement of a tenant who has defaulted on its lease could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the tenant with a new tenant licensed to manage the facility. In addition, certain significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. Should such events occur, our revenues would be adversely affected.

As an owner with respect to real property, we may be exposed to possible environmental liabilities.

Under various federal, state and local environmental laws, ordinances and regulations, we, as a current or previous owner of real property, may be liable in certain circumstances for the costs of investigation, removal, remediation of, or related releases, of certain hazardous or toxic substances at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property. Such laws often impose liability regardless of the owner’s knowledge of, or responsibility for, the presence or disposal of such substances. As a result, liability may be imposed on the owner in connection with the activities of an operator of the property.

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

Our business is highly competitive, and we expect that it may become more competitive in the future. We compete for healthcare facility investments with other healthcare investors, many of which have greater resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our investment criteria. If we cannot identify and purchase a sufficient number of healthcare facilities at favorable prices, or if we are unable to finance such acquisitions on commercially favorable terms, our business, results of operations and financial condition may be materially adversely affected. In addition, if our cost of capital should increase relative to the cost of capital of our competitors, the realized return on our investments may decline if competitive pressures limit or prevent us from charging higher lease rates.

The geographic concentration of our facilities could leave us vulnerable to an economic downturn or adverse regulatory changes in those areas.

Our properties are located in six states, with concentrations in Georgia and Ohio. As a result of this concentration, the conditions of state and local economies and real estate markets, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state and local funding, acts of nature and other factors that may result in a decrease in demand and reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our tenants’ revenue, costs and results of operations, which may affect their ability to meet their obligations to us.

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

As of December 31, 2020, we had approximately $54.4 million in indebtedness, including current maturities of debt. We may also obtain additional short-term and long-term debt to meet future capital needs, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

For the year ended and as of December 31, 2020, we had a net loss of $0.7 million. At December 31, 2020, we had $4.2 million in cash, as well as restricted cash of approximately $3.3 million, and $54.4 million in indebtedness net of $1.4 million deferred financing and unamortized discounts, of which the Company anticipates net principal repayments of approximately $2.3 million during the next twelve-month period. Additionally as of December 31, 2020, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $27.9 million of accumulated accrued and unpaid dividends.

Management anticipates access to, and receipt of, several sources of liquidity, including cash from operations and cash on hand. We have routine ongoing discussions with existing and potential new lenders to refinance current debt on a longer-term basis and, in recent periods, have refinanced short-term acquisition-related debt with traditional long-term mortgage notes, some of which have been executed under government guaranteed lending programs.

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

We rely on external sources of capital, including, from time to time, private or public offerings of debt or equity, the assumption of secured indebtedness, or mortgage financing on a portion of our owned portfolio. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, then we might not be able to make the investments needed to grow our business or to meet our obligations and commitments as they mature. Our access to capital depends upon a number of factors over which we have little or no control, including: (i) the performance of the national and global economies generally; (ii) competition in the healthcare industry; (iii) issues facing the healthcare industry, including regulations and government reimbursement policies; (iv) our tenants’ operating costs; (v) the market’s perception of our growth potential; (vi) the market value of our properties; (vii) our current and potential future earnings and cash dividends on our common stock and preferred stock, if any; and (viii) the market price of the shares of our capital stock. We may not be in a position to take advantage of future investment opportunities if we are unable to access capital markets on a timely basis or are only able to obtain financing on unfavorable terms.

In particular, we are subject to risks associated with debt financing, which could negatively impact our business and limit our ability to pay dividends to our shareholders and to repay maturing indebtedness. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, our cash flow may not be sufficient to repay our maturing indebtedness. Furthermore, if we have to pay higher interest rates in connection with a refinancing, the interest expenses relating to that refinanced indebtedness would increase, which could reduce our profitability. Moreover, additional debt financing increases our leverage. The degree of leverage could have important consequences to our shareholders, including affecting our ability to obtain additional financing in the future, and making us more vulnerable to a downturn in our results of operations or the economy in general.

Our ability to raise capital through equity sales is dependent, in part, on the market price of our stock and the terms of our Series A Preferred Stock, including the amount of the undeclared preferred stock dividends in arrears with respect to the Series A Preferred Stock.

As with other publicly-traded companies, the availability of equity capital depends, in part, on the market price of our stock, which, in turn, will depend upon various market conditions and other factors that may change from time to time, and could negatively impact the market price of our stock, including:

•	the extent of investor interest;
•	our financial performance and that of our tenants;
•	general stock and bond market conditions; and
•	other factors such as governmental regulatory action.

Further, our ability to raise capital through equity sales has been adversely affected by the terms of our Series A Preferred Stock and the amount of the undeclared preferred stock dividend in arrears with respect to the Series A Preferred Stock, which was $27.9 million as of December 31, 2020.

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

We may change our investment strategies and policies.

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

General Risk Factors

The price of our stock has fluctuated, and a number of factors may cause the price of our stock to decline.

The market price of our stock has fluctuated and may fluctuate significantly in the future, depending upon many factors, many of which are beyond our control. These factors include:

•	actual or anticipated fluctuations in our operating results;
•	changes in our financial condition, performance and prospects;
•	changes in general economic and market conditions and other external factors;
•	the market price of securities issued by other companies in our industry;
•	announcements by us or our competitors of significant acquisitions, dispositions, strategic partnerships or other transactions;
•	press releases or negative publicity relating to us or our competitors or relating to trends in healthcare;
•	government action or regulation, including changes in federal, state and local healthcare regulations to which our tenants are subject;
•	changes in financial estimates, our ability to meet those estimates, or recommendations by securities analysts with respect to us or our competitors; and
•	future sales of the common stock, our Series A Preferred Stock or another series of our preferred stock, or debt securities.

In addition, the market price of the Series A Preferred Stock also depends upon:

•	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock;
•	trading prices of preferred equity securities issued by other companies in our industry; and
•	the annual yield from distributions on the Series A Preferred Stock as compared to yields on other financial instruments.
•	the amount of undeclared preferred stock dividends in arrears with respect to the Series A Preferred Stock, which was $27.9 million at December 31, 2020.

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

We suspended the quarterly dividend payment with respect to our Series A Preferred Stock commencing with the fourth quarter of 2017, and in June 2018, we determined to continue such suspension indefinitely. As a result of such suspension, the Company has $27.9 million of undeclared preferred stock dividends in arrears as of December 31, 2020. See Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this Annual Report.  As a result, the value of your investment in our common stock may suffer if sufficient funds are not available to first satisfy our obligations to the holders of our Series A Preferred Stock in the event of our liquidation.

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

As such, we are currently unable, on a temporary or permanent basis, to pay dividends on our stock, including our common stock and our Series A Preferred Stock.  The payment of any future dividends on our stock will be at the discretion of the Board and will depend, among other things, on the earnings and results of operations of our subsidiaries, their ability to pay dividends and make other distributions to us under agreements governing their indebtedness, our financial condition and capital requirements, any debt service requirements and any other factors the Board deems relevant.

The Board suspended dividend payments indefinitely with respect to the Series A Preferred Stock. Such dividends are currently in arrears since the fourth quarter 2017. See Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this Annual Report.  As a result of this dividend suspension, no dividends may be declared or paid on the common stock until all accumulated accrued and unpaid dividends on our Series A Preferred Stock have been, or contemporaneously are, declared and paid, or declared and a sum sufficient for the payment thereof is set apart for payment, for all past dividend periods.

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

As a result of the Merger, the Charter contains provisions restricting the ownership and transfer of the common stock. These ownership and transfer restrictions include that, subject to the exceptions, waivers and the constructive ownership rules described in the Charter, no person (including any “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) may beneficially own, or be deemed to constructively own by virtue of the ownership attribution provisions of the Code, in excess of 9.9% (by value or number of shares, whichever is more restrictive) of the outstanding common stock. The Charter also prohibits, among other things, any person from beneficially or constructively owning shares of common stock to the extent that such ownership would cause the Company to fail to qualify as a REIT by reason of being “closely held” under the Code (without regard to whether the ownership interest is held during the last half of a taxable year) or that would cause the Company to otherwise fail to qualify as a REIT. Furthermore, any transfer, acquisition or other event or transaction that would result in common stock being beneficially owned by less than 100 persons (determined without reference to any rules of attribution) will be void ab initio, and the intended transferee shall acquire no rights in such common stock. These ownership and transfer restrictions could have the effect of delaying, deferring or preventing a transaction or a change in control involving the Company that might involve a premium price for our capital stock or otherwise be in the best interests of our shareholders.

Provisions in Georgia law, our Charter and Bylaws may delay or prevent a change in control or management that shareholders may consider desirable.

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

If we fail to meet all applicable continued listing requirements of the NYSE American and the NYSE American determines to delist the common stock and Series A Preferred Stock, then the delisting could adversely affect the market liquidity of such securities, impair the value of your investment, adversely affect our ability to raise needed funds and subject us to additional trading restrictions and regulations.

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

In addition, if the Company fails for 180 or more consecutive days to maintain a listing of the Series A Preferred Stock on a national exchange, then: (i) the annual dividend rate on the Series A Preferred Stock will be increased from 10.875% per annum to 12.875% per annum on the 181st day; and (ii) the holders of the Series A Preferred Stock are entitled to vote for the election of two additional directors to serve on the Board in accordance with, and subject to the requirements of, the Charter. Such increased dividend rate and voting rights will continue for so long as the Series A Preferred Stock is not listed on a national exchange. Additionally as the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four consecutive dividends periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend period to has increased to 12.875%; commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash. See Note 11- Common and Preferred Stock to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Item 1B.    Unresolved Staff Comments

Disclosure pursuant to Item 1B of Form 10-K is not required to be provided by smaller reporting companies.

Item 2.    Properties

Operating Facilities

The following table provides summary information regarding our facilities leased and subleased to third parties as of December 31, 2020:

Facility Name	Beds/Units	Structure	Operator Affiliation (a)
Alabama
Coosa Valley Health Care	124	Owned	C.R. Management
Meadowood	106	Owned	C.R. Management
Subtotal (2)	230
Georgia
Autumn Breeze	109	Owned	C.R. Management
Glenvue H&R	160	Owned	C.R. Management
Jeffersonville	131	Leased	Peach Health Group
LaGrange	138	Leased	C.R. Management
Lumber City	86	Leased	Beacon Health Management
Oceanside	85	Leased	Peach Health Group
Powder Springs (c)	208	Leased	Wellington Health Services (b)
Savannah Beach	50	Leased	Peach Health Group
Southland Healthcare	126	Owned	Beacon Health Management
Tara (d)	134	Leased	Wellington Health Services (b)
Thomasville N&R	52	Leased	C.R. Management
Subtotal (11)	1,279
North Carolina
Mountain Trace Rehab	106	Owned	Vero Health Management
Subtotal (1)	106
Ohio
Covington Care	99	Leased	Aspire
Eaglewood ALF	80	Owned	Aspire
Eaglewood Care Center	99	Owned	Aspire
H&C of Greenfield	62	Owned	Aspire
Koester Pavilion	150	Managed	N/A
Spring Meade Health Center	99	Managed	N/A
Spring Meade Residence	83	Managed	N/A
The Pavilion Care Center	50	Owned	Aspire
Subtotal (8)	722
South Carolina
Georgetown Health	84	Owned	Symmetry Healthcare
Sumter Valley Nursing	96	Owned	Symmetry Healthcare
Subtotal (2)	180
Total - All Facilities (24)	2,517

(a)	Indicates the operator with which the tenant of the facility is affiliated.
(b)	Leases with Wellington terminated effective January 1, 2021.
(c)	Facility leased to an affiliate of Empire effective January 1, 2021.
(d)	Effective January 1, 2021, Regional engaged Vero Health to operate the facility on our behalf as a portfolio stabilization measure.

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

For a detailed description of the Company’s operating leases, please see Note 6 - Leases to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

For a detailed description of the Company’s related mortgages payable for owned facilities, see Note 8 - Notes Payable and Other Debt to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Twelve Months Ended
Operating Metric (1)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Occupancy (%) (2)	76.3%	75.1%	73.2%	67.3%

(1)	Excludes three managed facilities in Ohio.
(2)	Occupancy percentages are based on licensed beds.

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown:

		Licensed Beds		Annual Lease Revenue (1)
	Number of Facilities	Amount	Percent (%)	Amount ($) '000's	Percent (%)
2023	1	62	3.0%	263	1.9%
2024	1	126	6.1%	965	6.8%
2025	2	269	13.1%	2,219	15.6%
2026	—	—	0.0%	—	0.0%
2027	7	750	36.6%	5,241	36.9%
2028	4	328	16.0%	2,352	16.6%
2029	1	106	5.2%	538	3.8%
Thereafter	4	410	20.0%	2,603	18.4%
Total	20	2,051	100.0%	14,181	100.0%

(1)	Straight-line rent.

Corporate Office

Our corporate office is located in Suwanee, Georgia. We lease approximately 3,000 square feet of office space in the Suwanee, Georgia area with a term through June 2023.

Item 3.    Legal Proceedings

The Company is a defendant in various legal actions and administrative proceedings arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to patients. Although the Company settles cases from time to time when settlement can be achieved on a reasonable basis, the Company vigorously defends any matter in which it believes the claims lack merit and the Company has a reasonable chance to prevail at trial or in arbitration. Litigation is inherently unpredictable. There is no assurance that the outcomes of these matters will not have a material adverse effect on the Company’s financial condition. Although arising in the ordinary course of the Company's business, certain of these matters are described in “Note 14 - Commitments and Contingencies – Professional and General Liability Claims” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. See “Risks Related to Our Business - If we are unable to resolve our professional and general liability claims on terms acceptable to us, then it could have a material adverse effect on our business, financial condition and results of operation” in Part I, Item 1.A, “Risk Factors.” in this Annual Report.

Certain other legal matters are described in “Note 14 - Commitments and Contingencies – Other Legal Matters” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. “Note 14 - Commitments and Contingencies – Professional and General Liability Claims” and “Note 14 – Commitments and Contingencies- Other Legal Matters”, each included in Part II, Item 8 of this Annual Report, are each incorporated by reference into this Item 3.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

The common stock is listed for trading on the NYSE American under the symbol “RHE.” based on information supplied from our transfer agent, there were approximately 234 shareholders of record of the common stock as of March 18, 2021.

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

The Board suspended dividend payments with respect to the Series A Preferred Stock commencing with the fourth quarter of 2017, and determined to continue such suspension indefinitely in June 2018. Accordingly, the Company has not paid dividends with respect to the Series A Preferred Stock since the third quarter of 2017. See Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this Annual Report.  As a result of this dividend suspension, no dividends may be declared or paid on the common stock until all accumulated accrued and unpaid dividends on the Series A Preferred Stock have been, or contemporaneously are, declared and paid, or declared and a sum sufficient for the payment thereof is set apart for payment, for all past dividend periods. Additionally as the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four consecutive dividends periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend period has increased to 12.875%; commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash. See Note 11- Common and Preferred Stock to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2020 there were no open-market repurchases of the common stock or the Series A Preferred Stock.

For further information, see Note 11 - Common and Preferred Stock to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Item 6.    Selected Financial Data

Disclosure pursuant to Item 6 of Form 10-K is not required to be provided by smaller reporting companies.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living.  Our business primarily consists of leasing and subleasing healthcare facilities to third-party tenants. As of December 31, 2020, the Company owned, leased, or managed for third parties 24 facilities primarily in the Southeastern United States of America. As of January 1, 2021, pursuant to the Wellington Lease Termination, the Company commenced operating the Tara Facility as a portfolio stabilization measure and entered into a new sublease agreement with an affiliate of Empire for the Powder Springs Facility.

The operators of the Company’s facilities provide a range of health care and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

The following table provides summary information regarding the number of facilities and related licensed beds/units as of December 31, 2020:

	Owned		Leased			Managed for Third Parties		Total
	Facilities	Beds/Units	Facilities	Beds/Units		Facilities	Beds/Units	Facilities	Beds/Units
State
Alabama	2	230	—		—	—	—	2	230
Georgia	3	395	8	(1)	884	—	—	11	1,279
North Carolina	1	106	—		—	—	—	1	106
Ohio	4	291	1		99	3	332	8	722
South Carolina	2	180	—		—	—	—	2	180
Total	12	1,202	9		983	3	332	24	2,517
Facility Type
Skilled Nursing	10	1,016	9		983	2	249	21	2,248
Assisted Living	2	186	—		—	—	—	2	186
Independent Living	—	—	—		—	1	83	1	83
Total	12	1,202	9		983	3	332	24	2,517

(1)

As of January 1, 2021, pursuant to sublease terminations for two facilities located in Georgia with affiliates of Wellington the Company as a portfolio stabilization measure is now operating the Tara Facility and entered into a sublease agreement for the Powder Springs Facility with an affiliate of Empire. As of January 1, 2021, the Company entered into the Vero Management Agreement with Vero Health under which Vero Health will provide management consulting services for the Tara Facility.

The following table provides summary information regarding the number of facilities and licensed beds/units by operator affiliation as of December 31, 2020:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management	6	689
Aspire	5	390
Wellington Health Services (2)	2	342
Peach Health	3	266
Symmetry Healthcare	2	180
Beacon Health Management	2	212
Vero Health Management (3)	1	106
Subtotal	21	2,185
Regional Health Managed	3	332
Total	24	2,517

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
(2)	Leases with Wellington were terminated effective January 1, 2021.

(3)	Effective January 1, 2021, Regional engaged Vero Health to operate the facility on our behalf as a portfolio stabilization measure.

The following table provides summary information regarding the number of facilities and related licensed beds/units by state and property type giving effect to the Wellington Transition as of January 1, 2021:

	Owned		Leased		Leased		Managed for
	Leased to Third-Parties		Subleased to Third-Parties		Operating		Third-Parties		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
State
Alabama	2	230	—	—	—	—	—	—	2	230
Georgia	3	395	7	750	1	134	—	—	11	1,279
North Carolina	1	106	—	—	—	—	—	—	1	106
Ohio	4	291	1	99	—	—	3	332	8	722
South Carolina	2	180	—	—	—	—	—	—	2	180
Total	12	1,202	8	849	1	134	3	332	24	2,517
Facility Type
Skilled Nursing	10	1,016	8	849	1	134	2	249	21	2,248
Assisted Living	2	186	—	—	—	—	—	—	2	186
Independent Living	—	—	—	—	—	—	1	83	1	83
Total	12	1,202	8	849	1	134	3	332	24	2,517

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation giving effect to the Wellington Transition as of January 1, 2021:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management	6	689
Aspire	5	390
Peach Health Group	3	266
Symmetry Healthcare	2	180
Beacon Health Management	2	212
Vero Health Management	1	106
Empire	1	208
Subtotal	20	2,051
Regional Health Managed	3	332
Regional Health Operated (2)	1	134
Total	24	2,517
(1)

Represents the number of facilities leased or subleased to separate tenants, of which each tenant is an affiliate of the entity named in the table above. For a more detailed discussion, see Note 6 – Leases located in Part II, Item 8, “Financial Statements and Supplementary Data” and “Portfolio of Healthcare Investments” included in Part I, Item 1, “Business”, each included in this Annual Report.

(2)

Effective January 1, 2021, Regional began operating the Tara Facility and entered into the Vero Management Agreement with Vero Health under which Vero Health provides management consulting services for the Tara Facility.

Current Significant Events:

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business in the quarter ended December 31, 2020, and we expect will continue to adversely affect our business in the quarter ending March 31, 2021 and beyond, for a variety of reasons, including those discussed below and elsewhere in this Annual Report.

As of March 28, 2021, the Company is aware that each of our facilities has reported one or more positive cases of COVID-19 among the residents and/or operator employee populations. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment, processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to SNFs, and higher hospital readmittances from SNFs.

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

While the Company has received approximately 82% of its expected monthly rental receipts from tenants for the twelve months ended December 31, 2020, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient or timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis, as has occurred with one of our operators.

We also do not know the number of facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19, and while we have requested reporting of case numbers from our operators and the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”) has required additional reporting by operators, we may not receive accurate information on the number of cases, which could result in a delay in reporting. We expect to see continued increased clinical protocols for infection control within facilities and increased monitoring of employees, guests and other individuals entering facilities; however, we do not yet know if future reimbursement rates will be sufficient to cover the increased costs of enhanced infection control and monitoring. The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the ultimate duration, spread and intensity of the outbreak, which may depend on factors such as the development and implementation of an effective vaccine and treatments for COVID-19, government funds and other support for the senior care sector and the efficacy of other policies and measures that may mitigate the impact of the pandemic, all of which are uncertain and difficult to predict. Due to these uncertainties, we are unable at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

Notes Receivable:

In connection with a master sublease agreement as amended on March 30, 2018, originally dated June 18, 2016, that the Company entered into with affiliates of Peach Health Group, LLC (“Peach Health”), the Company extended a line of credit to Peach Health (the “Peach Line”), which was subordinated to a line of credit extended to Peach Health by a third-party lender (their “Peach Working Capital Facility”). On August 27, 2020, subsequent to Peach Health repaying their Peach Working Capital Facility, the Company and Peach Health modified the Peach Line to: (i) reduce the then $1.3 million outstanding balance under the Peach Line to approximately $0.5 million, in connection with which Peach Health paid to the Company $0.45 million in cash and the Company accepted $0.35 million non-cash payment in exchange for Peach Health assuming from the Company certain bed tax liabilities related to facilities their affiliates operate; (ii) extend the maturity date of the Peach Line to August 1, 2025; (iii) decrease the interest rate from 16.5% to 8% per annum; and (iv) Peach Health agreed not to pledge, hypothecate or grant any security interest in their collateral to any other party, other than their current arrangement with the U.S. Small Business Administration (the “SBA”), without the Company’s prior written consent. The remaining balance under the Peach Line shall be paid by Peach Health to the Company in 60 equal monthly installments.

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

On September 30, 2019, the Company’s obligations were fully extinguished under the Pinecone Credit Facility upon the Company and Pinecone entering into a waiver and release agreement and the Company payment of approximately $0.4 million to Pinecone to fully extinguish the surviving obligations and provisions (the “Surviving Obligations”) of the Pinecone Credit Facility, which included (i) a right of first refusal to provide first mortgage financing for any acquisition of a healthcare facility by the Company for a period of three months following the above repayment, and (ii) an exclusive option to refinance the Company’s existing first mortgage loan (the “Pinecone Financing Option”), with a balance of $5.3 million at June 30, 2019, on the Company’s 124-licensed bed skilled nursing facility located in Alabama known as Coosa Valley Health Care, in each case subject to the terms and conditions of the Pinecone Credit Facility.

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

Effective January 15, 2019, the Company’s leases of the Omega Facilities, which leases were due to expire August 2025 and which Omega Facilities the Company subleased to third party subtenants, were terminated by mutual consent of the Company and the lessor(s) and sublessee(s) of the Omega Facilities. In connection with the Omega Lease Termination, the Company transferred approximately $0.4 million of its integral physical fixed assets at the Omega Facilities to the lessor and on January 28, 2019 received from the lessor gross proceeds of approximately $1.5 million, consisting of (i) a termination fee in the amount of $1.2 million and (ii) approximately $0.3 million to satisfy other net amounts due to the Company under the leases.

The Company made no acquisitions or dispositions during the year ended December 31, 2020.

For further information, see Note 1 – Summary of Significant Accounting Policies, Note 8 – Notes Payable and Other Debt and Note 9 – Acquisitions and Dispositions, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Divestitures

For information regarding the Company’s divestitures, please refer to Note 10 - Discontinued Operations, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

The following table summarizes the activity of discontinued operations for the years ended December 31, 2020 and 2019:

	For the year ended December 31,
(Amounts in 000’s)	2020	2019
Recoveries	$(63)	$(626)
other expense, net	$147	$—
Net (loss) income	$(84)	$626

Critical Accounting Policies

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-K and Rule 8-03 of Article 8 of Regulation S-X. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, we review our judgments and estimates, including, but not limited to, those related to doubtful accounts, income taxes, stock compensation, intangible assets, extinguishment of debt, self-insurance reserve and loss contingencies. We base our estimates on historical experience, business knowledge and on various other assumptions that we believe to be reasonable under the circumstances at the time. Actual results may vary from our estimates. These estimates are evaluated by management and revised as circumstances change.

For a discussion of our critical accounting policies, see Note 1 – Organization and Significant Accounting Policies to the Company's Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements”, of this Annual Report.

Revenue Recognition and Allowances

Triple-Net Leased Properties. The Company’s triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in straight-line rent receivable on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one or more tenant(s) of the Company’s facilities, rental income for the affected facilities is recognized only upon cash collection, and any accumulated straight-line rent receivable is reversed in the period in which the Company deems rent collection to no longer be probable. Accordingly, rental revenues were recorded on a cash basis for two facilities in Georgia for the fourth quarter of 2020, one facility in North Carolina (until operator transition on March 1, 2019), four facilities held for sale since April 15, 2019 (until the sale of such facilities), which such sale of three facilities occurred on August 1, 2019 and August 28, 2019 with respect to the other facility. For additional information with respect to such facilities, see Note 6 - Leases to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report)

Management Fee Revenues and Other Revenues. On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, as codified in ASC 606, which requires a company to recognize revenue when the company transfers control of promised goods and services to a customer. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. The new revenue standard does not apply to rental revenues, which are the Company’s primary source of revenue. The Company recognizes management fee revenues as services are provided. The Company has one Management Contract, with payment for each month of service generally received in full on a monthly basis. As of December 31, 2020, the balance outstanding on the Management Contract was approximately $0.1 million. The maximum penalty for service contract nonperformance under the Management Contract is $50,000 per year, payable after the end of the year. Further, the Company recognizes interest income from loans and investments, using the effective interest method when collectability is probable. The Company applies the effective interest method on a loan-by-loan basis.

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

As of December 31, 2020 and December 31, 2019, the Company reserved for approximately $1.4 million and $0.6 million, respectively, of uncollected receivables. Accounts receivable, net totaled $2.1 million at December 31, 2020 compared with $1.0 million at December 31, 2019.

Leasing. On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) ASU 2016-02, Leases, as codified in ASC 842, using the non-comparative transition option pursuant to ASU 2018-11. The Company recognized both right of use assets and lease liabilities for leases in which we lease land, real property or other equipment, electing the practical expedient to maintain the prior operating lease classification. Effective January 1, 2019, the Company assesses any new contracts or modification of contracts in accordance with ASC 842 to determine the existence of a lease and its classification. We are reporting revenues and expenses for real estate taxes and insurance where the lessee has not made those payments directly to a third party in accordance with their respective leases with us. Additionally, we now expense certain leasing costs, other than leasing commissions, as they are incurred. Current GAAP provides for the deferral and amortization of such costs over the applicable lease term. Adoption of ASU 2016-02 has not had a material effect on the Company’s consolidated financial statements, other than the initial balance sheet impact of recognizing the right-of-use assets and the right-of-use lease liabilities. Upon adoption, we recognized operating lease assets of $39.8 million on our consolidated balance sheet for the period ended March 31, 2019, which represents the present value of minimum lease payments associated with such leases. Also upon adoption, we recognized operating lease liabilities of $41.5 million on our consolidated balance sheet for the period ended March 31, 2019. The present value of minimum lease payments was calculated on each lease using a discount rate that approximated our incremental borrowing rate and the current lease term and upon adoption we utilized a discount rate of 7.98% for the Company’s leases. See Note 1 – Summary of Significant Accounting Policies and Note 6 - Leases to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report)

Asset Impairment

We review the carrying value of long-lived assets that are held and used in our operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. We estimate the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and identified no material asset impairment during the years ended December 31, 2020 and 2019.

We test indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a facility below its carrying amount.  We perform annual testing for impairment during the fourth quarter of each year (see Note 5 - Intangible Assets and Goodwill to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report).

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

Self-Insurance Reserve

The Company has self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the Transition. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company’s estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. (see Note 7 – Accrued Expenses and Note 14 - Commitments and Contingencies to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report).

Income Taxes

As required by ASC Topic 740, “Income Taxes”, we established deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates in effect when such temporary differences are expected to reverse. When necessary, we record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized.  At December 31, 2020, the Company has a valuation allowance of approximately $18.3 million. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. ASC 740 provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

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

In determining the need for a valuation allowance, the annual income tax rate, or the need for and magnitude of liabilities for uncertain tax positions, we make certain estimates and assumptions. These estimates and assumptions are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. Due to certain risks associated with our estimates and assumptions, actual results could differ. Judgment is required in evaluating uncertain tax positions. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the “more-likely-than-not recognition threshold” it is measured to determine the amount of benefit to recognize in the financial statements. The Company classifies unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as liabilities in the consolidated balance sheets. As of December 31, 2020 the Company has a full valuation allowance on all deferred tax balances.

The Company is subject to income taxes in the U.S. and numerous state and local jurisdictions. In general, the Company’s tax returns filed for the 2017 through 2020 tax years are still subject to potential examination by taxing authorities. To the Company’s knowledge, the Company is not currently under examination by any major income tax jurisdiction.

Further information required by this Item is provided in Note 1 - Summary of Significant Accounting Policies to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Results of Operations

Years Ended December 31, 2020 and 2019

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

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000's)	2020	2019	Amount	Percent
Revenues:
Rental revenues	$16,325	$19,043	$(2,718)	(14.3)%
Management fees	1,001	995	6	0.6%
Other revenues	253	96	157	163.5%
Total revenues	17,579	20,134	(2,555)	(12.7)%
Expenses:
Facility rent expense	6,558	6,645	(87)	(1.3)%
Cost of management fees	675	661	14	2.1%
Depreciation and amortization	2,894	3,438	(544)	(15.8)%
General and administrative expenses	3,373	3,192	181	5.7%
Provision (recovery) for doubtful accounts	925	(281)	1,206	(429.2)%
Other operating expenses	860	1,017	(157)	(15.4)%
Total expenses	15,285	14,672	613	4.2%
Income from operations	2,294	5,462	(3,168)	(58.0)%
Other expense (income):
Interest expense, net	2,777	5,265	(2,488)	(47.3)%
Loss on extinguishment of debt	—	2,458	(2,458)	NM
Gain on disposal of assets	—	(7,141)	7,141	NM
Other expense	121	6	115	NM
Total other expense, net	2,898	588	2,310	392.9%
(Loss) income from continuing operations before income taxes	(604)	4,874	(5,478)	NM
(Loss) income from continuing operations	(604)	4,874	(5,478)	NM
(Loss) income from discontinued operations, net of tax	(84)	626	(710)	NM
Net (loss) income	$(688)	$5,500	$(6,188)	NM

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019:

Rental revenues—Total rental revenue decreased by $2.7 million, or 14.3%, to $16.3 million for the year ended December 31, 2020, compared with $19.0 million for the year ended December 31, 2019. The decrease reflects approximately (i) $0.1 million related to the Omega Lease Termination in January 2019, (ii) $1.8 million related to the sale of four of the Company’s facilities during the third quarter of 2019 and (iii) $0.9 million related to the Wellington Transition during 2020, partially offset by approximately $0.1 million additional collection of prior year property tax. The Company recognizes all rental revenues on a straight line rent accrual basis, except with respect to the Mountain Trace Facility while operated by an affiliate of Symmetry for January and February 2019 and the four facilities from January 2019 until their sale during the prior year third quarter and the Wellington Transition facilities during the fourth quarter of 2020, for which rental revenue was recognized based on cash received. For further information see Note 6 - Leases, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Other revenues—Other revenues increased by $0.2 million, or 163.5%, to $0.3 million for the twelve months ended December 31, 2020, compared with $0.1 million for the year ended December 31, 2019. The increase is due to the previously deferred interest earned on the Peach Line pursuant to the Peach Line modification in the current year. During the prior year comparative period the Company suspended revenue recognition on the Peach Line interest income due, pursuant to the subordination of the Peach Line to Peach Health’s third-party Peach Working Capital Facility.

Facility rent expense—Facility rent decreased by approximately $0.1 million, or 1.3%, to $6.6 million for the twelve months ended December 31, 2020, compared with approximately $6.7 million for the year ended December 31, 2019. The net small decrease is due to the Omega Lease Termination and an agreement with Covington Realty, LLC (“Covington”), whereby Covington among other items reduced our base rent for a period of time. See Note 6 - Leases, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report.

Depreciation and amortization—Depreciation and amortization decreased by approximately $0.5 million or 15.8%, to $2.9 million for the year ended December 31, 2020, compared with $3.4 million for the year ended December 31, 2019. The decrease is primarily due to the reduction in depreciation from fully depreciated equipment and computer related assets in the current year and the cessation of depreciation and amortization on assets sold in August 2019. See Note 9 – Acquisitions and Dispositions, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report

General and administrative—General and administrative costs increased by $0.2 million or 5.7%, to $3.4 million for the year ended December 31, 2020, compared with $3.2 million for the year ended December 31, 2019. The increase is due to approximately $0.1 million higher business consulting expenses and approximately $0.1 million increase in other business insurance.

Provision (recovery) for doubtful accounts—Provision for doubtful accounts expense increased by approximately $1.2 million, to $0.9 million, for the twelve months ended December 31, 2020, compared with a benefit of $0.3 million for the year ended December 31, 2019. The current period expense is related to approximately $1.4 million provision of outstanding rent arrears and other straight-line adjustments arising from one operator (Wellington) offset by approximately $0.5 million of rent collection from the prior year payment plans. The prior period expense is the net result of the Company releasing all of the remaining provision for the previous rent arrears related to the prior tenants of five of the Company’s facilities located in Ohio, currently leased by affiliates of Aspire, due to the prior tenants timely monthly payments in according to the agreed payment plan, which was offset by fully providing for the outstanding balances on the Symmetry Payment Plan due to non-payment.

Interest expense, net—Interest expense, net decreased by approximately $2.5 million or 47.3%, to $2.8 million for the year ended December 31, 2020, compared with $5.3 million for the year ended December 31, 2019. The decrease reflects the repayment of significant debt in the prior year resulting in approximately $2.3 million less interest expense, with the remaining $0.2 million predominantly due to the lower prime interest rate in the current period. See Note 8 – Notes Payable and Other Debt and Note 9 – Acquisitions and Dispositions, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data.” of this Annual Report

Loss on extinguishment of debt—Loss on extinguishment was $2.5 million for the year ended December 31, 2019. The expense was due the repayment of all amounts due under the Pinecone Credit Facility and related forbearance expenses amounting to approximately $2.1 million and $0.4 million in settlement of other obligations under the Pinecone Credit Facility, see Note 9 - Acquisitions and Dispositions to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data.” of this Annual Report.

Gain on disposal of assets— Gain on disposal of assets of $7.1 million for the twelve months ended December 31, 2019, was comprised of $6.4 million due to the sale of four of the Company’s facilities in the third quarter of 2019 and $0.7 million from the Omega Lease Termination in the first quarter of 2019. See Note 9 - Acquisitions and Dispositions to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data.” of this Annual Report.

(Loss) income from discontinued operations— (Loss) income from discontinued operations increased by approximately $0.7 million to a loss of $0.1 million for the twelve months ended December 31, 2020, compared with a benefit of $0.6 million for the same period in 2019. The current period expense is primarily an adjustment to legacy accounts receivable. The prior period income is due to a $0.2 million credit from one of the Company’s former attorneys, and $0.4 million credit from legacy professional and general claims.

Liquidity and Capital Resources

The Company’s intends to pursue measures to grow its operations, streamline its cost infrastructure and otherwise increase liquidity including: (i) refinancing or repaying debt to reduce interest costs and mandatory principal repayments, with such repayment to be funded through potentially expanding borrowing arrangements with certain lenders; (ii) increasing future lease revenue through acquisitions and investments in existing properties; (iii) modifying the terms of existing leases; (iv) replacing certain tenants who default on their lease payment terms; and (v) reducing other and general and administrative expenses.

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months from the date of this filing. At December 31, 2020, the Company had $4.2 million in unrestricted cash. During the twelve months ended December 31, 2020, the Company generated positive cash flow from continuing operations of $2.5 million and anticipates continued positive cash flow from operations in the future, subject to the continued uncertainty of the COVID-19 pandemic and its impact on the Company’s business, financial condition and results of operations. As of December 31, 2020, one operator (Wellington) accounted for approximately $1.3 million of rent arrears recorded in “Accounts receivable, net of allowance” on our consolidated balance sheets. The Company has recorded an allowance of $1.4 million against a receivable of $2.7 million because the Company has determined that a full allowance is not presently warranted as the Company has terminated the lease effective December 31, 2020 and received ownership of certain of Wellington’s receivables and is receiving on-going collection of the receivables, see Note 18– Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

The Company is current with all of its debt and other financial obligations. The Company has benefited from various, stimulus measures made available to it through the CARES Act enacted by Congress in response to the COVID-19 pandemic which allowed for, among other things: (i) a deferral of debt service payments on U.S. Department of Agriculture (“USDA”) loans to maturity, (ii) an allowance for debt service payments to be made out of replacement reserve accounts for U.S. Department of Housing and Urban Development (“HUD”) loans and (iii) debt service payments to be made by the SBA on all SBA loans. For further information see Note 8 – Notes Payable and Other Debt  to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

On June 8, 2018, the Board suspended quarterly dividend payments indefinitely with respect to the Series A Preferred Stock. As of December 31, 2020, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $27.9 million of accumulated accrued and unpaid dividends. The dividend suspension has provided the Company with additional funds to meet its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividends periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.20 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash. See Note 11 – Common and Preferred Stock to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Debt

As of December 31, 2020, the Company had $54.4 million in indebtedness, net of $1.4 million of deferred financing and unamortized discounts. The Company anticipates net principal repayments of approximately $2.3 million during the next twelve-month period, which include $1.4 million of routine debt service amortization, approximately $0.8 million payments on other non-routine debt and a $0.1 million payment of bond debt.

See Note – 8 Notes Payable and Other Debt to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Changes in Operational Liquidity

The Company entered into the Wellington Lease Termination, dated December 1, 2020, to terminate the subleases for the Powder Springs Facility and Tara Facility with tenants affiliated with Wellington for two of its previously subleased facilities located in Georgia, due to non-payment of approximately $2.7 million in rent.

Under the Wellington Lease Termination, possession, control and operation of the facilities transitioned from the then-current tenants at 12:01 a.m. on January 1, 2021 to the Company. Effective January 1, 2021, the Company leased the Powder Springs Facility, to a new tenant affiliated with the operator Empire, pursuant to a sublease between the Company and PS Operator LLC (“PS Operator”), executed December 31, 2020 (the “PS Sublease”). The Company is operating the Tara Facility as a portfolio stabilization measure and has entered into the Vero Management Agreement with Vero Health under which Vero Health will provide management consulting services for the facility.

For the first six months, the base rent under the PS Sublease will equal the adjusted earnings before interest, depreciation, amortization and rent (“Adjusted EBITDAR) of PS Operator to the extent derived from the subleased facility. For months seven through twenty-four, the base rent will equal 80% of the Adjusted EBITDAR.

For the first three months, if Adjusted EBITDAR (as defined in the PS Sublease) is less than $0, PS Operator will not pay any base rent and the Company would reimburse PS Operator an amount equal to the amount by which each period’s Adjusted EBITDAR is less than $0. Beginning with the fourth month and thereafter, the PS Sublease will be a “triple net” lease with PS Operator responsible for payment of all expenses in addition to rent.

If the monthly average Adjusted EBITDAR of PS Operator is less than $100,000 for any consecutive three-month period after the sixth month of the PS Sublease, then the Company may terminate the PS Sublease subject to the conditions set forth in the PS Sublease.

Under the Vero Management Agreement, Regional will pay Vero Health a monthly management fee equal to 5% of the Adjusted Gross Revenues (as defined in the Vero Management Agreement) of the Tara Facility and the Company will absorb all net profits or losses from the operation of the Tara Facility.

The prior leases had a contracted cash rent of approximately $3.7 million for the twelve months ended December 31, 2021, which the above variable streams of income are replacing. Based on the prior tenants unaudited financials the Company expects to generate approximately $2.6 million in replacement net cash receipts, however there is no assurance that the operations will generate the cash net receipts we expect which could have a material adverse effect on us. For additional information with respect to the above changes in our business, see Note 18– Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report).

During the year ended December 31, 2020, the Company received approximately $0.8 million of non-recurring cash receipts from prior year payment plans, related to rent arrears. The final $0.1 million related to prior year payment plans was received during the three months ended March 31, 2021. For additional information with respect to such payment plans, see Note 6 – Leases to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report).

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
Amounts in (000's)	2020	2019
Net cash provided by operating activities—continuing operations	$2,451	$3,048
Net cash used in operating activities—discontinued operations	(1,156)	(652)
Net cash (used in) provided by investing activities—continuing operations	(450)	3,821
Net cash used in financing activities—continuing operations	(1,391)	(4,631)
Net cash used in financing activities—discontinued operations	—	(34)
Net Change in Cash and restricted cash	(546)	1,552
Cash and restricted cash at beginning of period	8,038	6,486
Cash and restricted cash at end of period	$7,492	$8,038

Year Ended December 31, 2020

Net cash provided by operating activities—continuing operations for the year ended December 31, 2020, was approximately $2.5 million, consisting primarily of our income from operations less changes in working capital, and noncash charges (primarily, depreciation and amortization, rent revenue in excess of cash received). The $0.6 million decrease compared to the same period in the prior year primarily reflects the decrease in interest payments of $2.4 million due to significant debt extinguishment during the third quarter of 2019 partially offset by approximately $1.7 million higher receivables and approximately $0.1 million other net expense increases.

Net cash used in operating activities—discontinued operations for the year months ended December 31, 2020 was approximately $1.2 million, excluding non-cash proceeds and payments. This amount was to fund legal and associated settlement costs related to our legacy professional and general liability claims.

Net cash used in investing activities—continuing operations for the year ended December 31, 2020, was approximately $0.5 million. This capital expenditure was for a new sprinkler system at one of our leased properties and other improvements to our owned building located in Ohio.

Net cash used in financing activities—continuing operations was for the year ended December 31, 2020, was approximately $1.4 million. Excluding non-cash proceeds and payments, this was the result of routine repayments of approximately $1.6 million of existing debt obligations, including $0.1 million repayment of bonds principal, partially offset by receipt of $0.2 million proceeds from a Paycheck Protection Program loan received by the Company during 2020.

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

Net cash provided by investing activities —continuing operations for the year ended December 31, 2019, was approximately $3.8 million. This is the result of the receipt of $2.7 million net proceeds (excluding non-cash proceeds and payments) from the sale of the PSA Facilities in the current quarter and the $1.2 million Omega Lease Termination fee offset by $0.1 million capital expenditures on building improvements.

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

Notes Payable and Other Debt

Notes payable and other debt consists of the following:

	December 31,
Amounts in (000's)	2020	2019
Senior debt—guaranteed by HUD	$31,104	$31,996
Senior debt—guaranteed by USDA (a)	13,139	13,298
Senior debt—guaranteed by SBA (b)	628	650
Senior debt—bonds	6,500	6,616
Senior debt—other mortgage indebtedness	3,631	3,777
Other debt	822	539
Sub Total	55,824	56,876
Deferred financing costs	(1,250)	(1,364)
Unamortized discounts on bonds	(135)	(149)
Notes payable and other debt	$54,439	$55,363

(a)	USDA
(b)	SBA

For a detailed description of each of the Company’s debt financings, see Note 8 - Notes Payable and Other Debt to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of December 31, 2020 for each of the next five years and thereafter.

Amounts in (000's)
2021	$2,257
2022	5,222
2023	1,770
2024	1,854
2025	1,948
Thereafter	42,773
Subtotal	55,824
Less: unamortized discounts	(135)
Less: deferred financing costs	(1,250)
Total notes payable and other debt	$54,439

Debt Covenant Compliance

As of December 31, 2020, the Company had approximately 18 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements (the “Financial Covenants”). The Company routinely tracks and monitors its compliance with its covenant requirements.

Included in several of the Company’s loan agreements are administrative covenants requiring that a set of audited financial statements be provided to the guarantor within 90 days of the end of each fiscal year (the “Administrative Covenants”).

At December 31, 2020, the Company was in compliance with the various Financial Covenants and Administrative Covenants related to all of the Company’s credit facilities.

Evaluation of the Company’s Ability to Continue as a Going Concern

Under the accounting guidance related to the presentation of financial statements, the Company is required to evaluate, on a quarterly basis, whether or not the entity’s current financial condition, including its sources of liquidity at the date that the consolidated financial statements are issued, will enable the entity to meet its obligations as they come due within one year of the date of the issuance of the Company’s consolidated financial statements and to make a determination as to whether or not it is probable, under the application of this accounting guidance, that the entity will be able to continue as a going concern. The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

Accounts receivable, net of allowance, totaled $2.1 million at December 31, 2020 compared with $1.0 million at December 31, 2019.

The allowance for bad debt was $1.4 million and $0.6 million at December 31, 2020 and 2019, respectively. We continually evaluate the adequacy of our bad debt reserves based on aging of older balances, payment terms and historical collection trends.

At December 31, 2020, our gross accounts receivable totaled approximately 3.4 million, of which $2.7 million relates to the Wellington affiliates rent arrears, for which the Company has recorded a $1.4 million allowance. As of the date of filing this Annual Report, the Company has collected $3.0 million pursuant to the Wellington Lease

Termination which obligates the Company to satisfy bed tax arrears of approximately of $1.7 million. The Company can provide no assurance that we will be able to collect any of the estimated rent arrears in excess of the net $1.3 million already collected.

Off-Balance Sheet Arrangements

Guarantee

On November 30, 2018, the Company subleased five of the Company’s facilities located in Ohio (the “Aspire Facilities”) to affiliates of Aspire, pursuant to those subleases (the “Aspire Subleases”), whereby the Aspire affiliates took possession of, and commenced operating, the Aspire Facilities as subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Aspire Facilities are comprised of: (i) a 94-bed skilled nursing facility located in Covington, Ohio (the “Covington Facility”); (ii) an 80-bed assisted living facility located in Springfield, Ohio (the “Eaglewood ALF Facility”); (iii) a 99-bed skilled nursing facility located in Springfield, Ohio (the “Eaglewood Care Center Facility”); (iv) a 50-bed skilled nursing facility located in Greenfield, Ohio (the “H&C of Greenfield Facility”); and (v) a 50-bed skilled nursing facility located in Sidney, Ohio (the “Pavilion Care Facility”). Pursuant to the Aspire Subleases, the Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at December 31, 2020.

Operating Leases

As of December 31, 2020, the Company leased a total of nine skilled nursing facilities under non-cancelable leases, most of which have rent escalation clauses and provisions for payments of real estate taxes, insurance and maintenance costs; each of the skilled nursing facilities that are leased by the Company are subleased to and operated by third-party operators. Effective January 1, 2021, the Company commenced operating one of the previously subleased skilled nursing facilities as a portfolio stabilization measure. The Company also leases certain office space located in Suwanee, Georgia.

Future minimum lease payments for each of the next five years and thereafter ending December 31 are as follows:

(Amounts in 000's)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2021	$6,551	$(275)	$6,276
2022	6,691	(771)	5,920
2023	6,823	(1,248)	5,575
2024	6,958	(1,708)	5,250
2025	7,095	(2,150)	4,945
Thereafter	12,736	(4,818)	7,918
Total	$46,854	$(10,970)	$35,884

(1)	Weighted average discount rate 7.98%

For a further description of the Company’s operating leases, see Note 6 - Leases to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Leased and Subleased Facilities to Third-Party Operators

As of December 31, 2020, 21 facilities (12 owned by us and nine leased to us) are leased or subleased on a triple net basis, meaning that the lessee (i.e., the third-party operator of the property) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.

Future minimum lease receivables for each of the next five years and thereafter ending December 31 are as follows:

(Amounts in 000's)
2021	$12,384
2022	13,519
2023	15,477
2024	15,299
2025	13,702
Thereafter	33,555
Total	$103,936

The following is a summary of the Company’s leases to third-parties and which comprise the future minimum lease receivables of the Company. The terms of each lease are structured as “triple-net” leases. Other than the lease for Powder Springs, each lease contains specific rent escalation amounts ranging from 1.0% to 3.0% annually. Further, each lease has one or more renewal options. For those facilities subleased by the Company, the renewal option in the sublease agreement is dependent on the Company’s renewal of its lease agreement.

		Lease Term
		Commencement	Expiration	2021 Cash
Facility Name	Operator Affiliation (1)	Date	Date	Annual Rent
				(Thousands)
Owned
Eaglewood ALF	Aspire	12/1/2018	11/30/2028	630
Eaglewood Care Center	Aspire	12/1/2018	11/30/2028	441
H&C of Greenfield	Aspire	12/1/2018	11/30/2023	223
Southland Healthcare	Beacon Health Management	11/1/2014	10/31/2024	990
The Pavilion Care Center	Aspire	12/1/2018	11/30/2028	231
Autumn Breeze	C.R. Management	9/30/2015	9/30/2025	916
Coosa Valley Health Care	C.R. Management	12/1/2014	8/31/2030	1,021
Glenvue H&R	C.R. Management	7/1/2015	6/30/2025	1,341
Meadowood	C.R. Management	5/1/2017	8/31/2030	484
Georgetown Health	Symmetry Healthcare	4/1/2015	3/31/2030	347
Mountain Trace Rehab (2)	Vero Health Management	3/1/2019	2/28/2029	502
Sumter Valley Nursing	Symmetry Healthcare	4/1/2015	3/31/2030	643
Subtotal Owned Facilities (12)				$7,769
Leased
Covington Care	Aspire	12/1/2018	11/30/2028	$528
Lumber City	Beacon Health Management	11/1/2014	8/31/2027	959
LaGrange	C.R. Management	4/1/2015	8/31/2027	1,174
Thomasville N&R	C.R. Management	7/1/2014	8/31/2027	371
Jeffersonville	Peach Health	6/18/2016	8/31/2027	771
Oceanside	Peach Health	7/13/2016	8/31/2027	525
Savannah Beach	Peach Health	7/13/2016	8/31/2027	287
Powder Springs (3)	Empire	1/1/2021	8/1/2027	—
Tara (3)	Regional Health Properties			—
Subtotal Leased Facilities (9)				$4,615
Total (21) (4)				$12,384

(1)

Represents the number of facilities which are leased or subleased to separate tenants, which tenants are affiliates of the entity named in the table above. See “Portfolio of Healthcare Investments” in Part I, Item 1, “Business” in this Annual Report.

(2)

On February 28, 2019, the lease with an affiliate of Symmetry Healthcare with an expected lease term of May 31, 2030 was mutually terminated and operations transferred to a new operator, an affiliate of Vero Health, on March 1, 2019.

(3)

Indicates facilities that were leased to affiliates of Wellington until 12:01 a.m. on January 1, 2021, see Note – 18 Subsequent Events to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report for details regarding the change in Operator.

(4)

All facilities are skilled nursing facilities except for Eaglewood ALF and Meadowood, which are assisted living facilities. All facilities, except for the Tara Facility, which has been under our operation since January 1, 2021, have renewal provisions of one term of five years except Mountain Trace, Sumter Valley, Covington Care, Pavilion Care Center, Eaglewood ALF, Eaglewood SNF, Powder Springs and Georgetown, which have two renewal terms with each being five years and H&C of Greenfield, which has three renewal terms with each being five years. Other than the lease for the Powder Springs Facility, the leases also contain standard rent escalations that range from 1.0% to 3.0% annually.

As of January 1, 2021, pursuant to the Wellington Lease Termination the Company as a portfolio stabilization measure commenced operating the Tara Facility and entered into a sublease agreement for the Powder Springs Facility with an affiliate of Empire.

For a detailed description of each of the Company’s leases, see Note 6- Leases and Note 18- Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Professional and General Liability

As of the date of filing this Annual Report, the Company is a defendant in one professional and general liability action commenced on behalf of one of our former patients who received care at one of our facilities prior to the Transition. The plaintiff in this action alleges negligence due to failure to provide adequate and competent staff resulting in injuries, pain and suffering, mental anguish and malnutrition and seeks unspecified actual and compensatory damages, and unspecified punitive damages. This action is covered by insurance, except that any punitive damages awarded would be excluded from coverage.

As of the date of filing this Annual Report, the Company is also a defendant in an aggregate of 12 additional professional and general liability actions (including the actions filed during the twelve months ended December 31, 2020. These 12 additional professional and general liability actions which set forth claims relating to time periods after the Transition, on behalf of former patients of our current or prior tenants. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing at the applicable facility operated by our tenants. These actions on behalf of former patients of our current or prior tenants all relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator (and of which four such actions relate to events which occurred after the Company sold such facilities) and are subject to such operators’ indemnification obligations in favor of the Company.

The Company has self-insured against professional and general liability actions since it discontinued its healthcare operations in connection with the Transition. The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses” in the Company’s audited consolidated balance sheets of $0.2 million and $0.5 million at December 31, 2020, and December 31, 2019, respectively. Additionally at December 31, 2020 and December 31, 2019, approximately $0.1 million and $0.3 million was reserved for settlement amounts in “Accounts payable” in the Company’s audited consolidated balance sheets. Accordingly, the self-insurance reserve accrual primarily reflects the Company’s estimate of settlement amounts for the pending actions, as appropriate and legal costs of settling or litigating the pending actions, as applicable. These amounts are expected to be paid over time as the legal proceedings progress. The duration of such legal proceedings could be greater than one year subsequent to the year ended December 31, 2020; however management cannot reliably estimate the exact timing of payments.

See Note 14 – Commitments and Contingencies to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Regional Health Properties, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Regional Health Properties, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the novel strain of coronavirus and the disease it causes (“COVID-19”) has had and continues to have an adverse effect on the Company’s operations. As a result of COVID-19, the Company’s properties have been operating subject to state and local regulatory restrictions. The Company has and will continue to take certain actions to mitigate the impact of COVID-19 at its properties.  Our opinion is not modified with respect to this matter.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Doubtful Accounts

Description of Matter

As disclosed in the Note 1 to the consolidated financial statements, the Company’s accounts receivable balance totaled $2.1 million, net of the allowance of doubtful accounts for $1.4 million, as of December 31, 2020. The Company evaluates the collectability of accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors including, among others, historical write-off experience and tenant financial stability. Auditing management’s estimates of allowance for doubtful accounts involved subjectivity because the estimates rely on industry and economic factors.

How We Addressed the Matter in Our Audit

Our audit procedures included the following:

•	We obtained an understanding of management’s allowance for doubtful accounts review process and the internal controls in place.
•	We tested the Company’s write-off percentages and the data used by the Company in its assessment.
•	We evaluated events subsequent to the balance sheet date to assess the reasonableness of management’s estimate.

We have served as the Company’s auditor since 2018.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

March 29, 2021

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)

	December 31,
	2020	2019
ASSETS
Property and equipment, net	$52,533	$54,672
Cash	4,186	4,383
Restricted cash	3,306	3,655
Accounts receivable, net of allowance of $1,381 and $615	2,100	963
Prepaid expenses and other	328	249
Notes receivable	444	840
Intangible assets—bed licenses	2,471	2,471
Intangible assets—lease rights, net	158	462
Right-of-use operating lease assets	33,740	37,287
Goodwill	1,585	1,585
Lease deposits and other deposits	514	517
Straight-line rent receivable	6,660	6,674
Total assets	$108,025	$113,758
LIABILITIES AND EQUITY (DEFICIT)
Senior debt, net	$47,275	$48,415
Bonds, net	6,342	6,409
Other debt, net	822	539
Accounts payable	3,008	3,699
Accrued expenses	2,225	2,613
Operating lease obligation	35,884	39,262
Other liabilities	1,365	1,078
Total liabilities	96,921	102,015
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,688 shares issued and outstanding at December 31, 2020 and 2019	62,041	61,992
Preferred stock, no par value; 5,000 shares authorized; 2,812 shares issued and outstanding, redemption amount $70,288 at December 31, 2020 and 2019	62,423	62,423
Accumulated deficit	(113,360)	(112,672)
Total stockholders' equity	11,104	11,743
Total liabilities and stockholders' equity	$108,025	$113,758

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

	Year Ended December 31,
	2020	2019
Revenues:
Rental revenues	$16,325	$19,043
Management fees	1,001	995
Other revenues	253	96
Total revenues	17,579	20,134
Expenses:
Facility rent expense	6,558	6,645
Cost of management fees	675	661
Depreciation and amortization	2,894	3,438
General and administrative expenses	3,373	3,192
Provision (recovery) for doubtful accounts	925	(281)
Other operating expenses	860	1,017
Total expenses	15,285	14,672
Income from operations	2,294	5,462
Other expense (income):
Interest expense, net	2,777	5,265
Loss on extinguishment of debt	—	2,458
Gain on disposal of assets	—	(7,141)
Other expense	121	6
Total other expense (income), net	2,898	588
(Loss) income from continuing operations before income taxes	(604)	4,874
(Loss) income from continuing operations	(604)	4,874
(Loss) income from discontinued operations, net of tax	(84)	626
Net (loss) income	(688)	5,500
Net (Loss) income attributable to Regional Health Properties, Inc.	(688)	5,500
Preferred stock dividends - undeclared	(8,997)	(8,997)
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(9,685)	$(3,497)
Net loss (income) per share of common stock attributable to Regional Health Properties, Inc.
Basic and diluted:
Continuing Operations, after current period undeclared dividend	$(5.69)	$(2.44)
Discontinued Operations	(0.05)	0.37
	$(5.74)	$(2.07)
Weighted average shares of common stock outstanding:
Basic and diluted	1,688	1,688

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

	Shares of Common Stock (a)	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balance, December 31, 2018	1,688	2,812	$61,900	$62,423	$(118,172)	$6,151
Stock-based compensation	—	—	92	—	—	92
Net Income	—	—	—	—	5,500	5,500
Balance, December 31, 2019	1,688	2,812	$61,992	$62,423	$(112,672)	$11,743
Stock-based compensation	—	—	49	—	—	49
Net loss	—	—	—	—	(688)	(688)
Balance, December 31, 2020	1,688	2,812	$62,041	$62,423	$(113,360)	$11,104

(a)	Reflects our one-for-twelve reverse stock split that became effective on December 31, 2018. Refer to Note 1 - Summary of Significant Accounting Policies for further information.

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net (Loss) income	$(688)	$5,500
Loss (income) from discontinued operations, net of tax	84	(626)
(Loss) income from continuing operations	(604)	4,874
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,894	3,438
Stock-based compensation expense	49	92
Rent expense in excess of cash paid	168	308
Rent revenue in excess of cash received	(979)	(1,424)
Amortization of deferred financing costs, debt discounts and premiums	128	198
Loss on debt extinguishment	—	2,458
Gain on disposal of assets	—	(7,141)
Bad debt expense (recovery)	925	(281)
Changes in operating assets and liabilities:
Accounts receivable	(1,084)	465
Prepaid expenses and other assets	660	400
Accounts payable and accrued expenses	13	(339)
Other liabilities	281	—
Net cash provided by operating activities—continuing operations	2,451	3,048
Net cash used in operating activities—discontinued operations	(1,156)	(652)
Net cash provided by operating activities	1,295	2,396
Cash flow from investing activities:
Proceeds from disposal of lease assets, net	—	1,192
Proceeds from the sale of property and equipment, net	—	2,687
Purchase of property and equipment	(450)	(58)
Net cash (used in) provided by investing activities—continuing operations	(450)	3,821
Net cash (used in) provided by investing activities	(450)	3,821
Cash flows from financing activities:
Proceeds from debt issuance	229	—
Repayment on notes payable	(1,504)	(3,036)
Repayment on bonds payable	(116)	(344)
Debt extinguishment, forbearance and issuance costs, net of refunds	—	(1,251)
Net cash used in financing activities—continuing operations	(1,391)	(4,631)
Net cash used in financing activities—discontinued operations	—	(34)
Net cash used in financing activities	(1,391)	(4,665)
Net change in cash and restricted cash	(546)	1,552
Cash and restricted cash at beginning of period	8,038	6,486
Cash and restricted cash at end of period	$7,492	$8,038

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

(Amounts in 000’s)

	Year Ended December 31,
	2020	2019
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$2,447	$4,809
Supplemental disclosure of non-cash Activities:
Non-cash payments of short-term debt	$—	$(24,637)
Non-cash debt extinguishment, issuance costs and prepayment penalties	—	(1,036)
Non-cash surrender of security deposit	—	(140)
Net payments through escrow	—	(25,813)
Non-cash proceeds from sale of property and equipment	—	25,813
Net proceeds through escrow	$—	$—

Non-cash settlement of Peach Line (notes receivable)	$350	$—
Capture of security deposit and other payables	$202	$—
Non-cash proceeds from vendor-financed insurance	$339	$250
Non-cash proceeds from finance lease to purchase fixed assets	$—	$26

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

As of December 31, 2020, the Company owned, leased, or managed for third parties 24 facilities, primarily in the Southeast United States. Of the 24 facilities, the Company: (i) leased 10 skilled nursing facilities (which the Company owns), and subleased nine skilled nursing facilities (which the Company leases), to third-party tenants; (ii) leased two assisted living facilities (which the Company owns) to third-party tenants; and (iii) managed, on behalf of third-party owners, two skilled nursing facilities and one independent living facility. See Note 6 – Leases for a more detailed description of the Company’s leases.

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

When used in the notes to the consolidated financial statements, unless otherwise specifically stated or the context otherwise requires, the terms:

•	“Board” or “Board of Directors” refers to the AdCare Board with respect to the period prior to the Merger and to the RHE Board with respect to the period after the Merger;
•	“common stock” refers to the AdCare common stock with respect to the period prior to the Merger and to the RHE common stock with respect to the period after the Merger;
•

“Series A Preferred Stock” refers to AdCare’s 10.875% % Series A Cumulative Redeemable Preferred Stock with respect to the period prior to the Merger and to the Regional Health’s 10.875% Series A Cumulative Redeemable Preferred Stock with respect to the period after the Merger; and

•	“Charter” refers to the AdCare Charter with respect to the period prior to the Merger and to the RHE Charter with respect to the period after the Merger.

Overview

As of December 31, 2020, the Company owns, leases, or manages 24 facilities primarily in the Southeastern United States of America. Of the 24 facilities, the Company: (i) leased 10 owned and subleased nine leased skilled nursing facilities to third-party tenants; (ii) leased two owned assisted living facilities to third-party tenants; and (iii) managed on behalf of third-party owners two skilled nursing facilities and one independent living facility. See Note 6 - Leases for a full description of the Company’s leases). As of January 1, 2021, the Company as a portfolio stabilization measure commenced operating one previously subleased facility, see Note 18 – Subsequent Events.

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

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business during the year ended December 31, 2020, and we expect it will continue to adversely affect our business in the quarter ending March 31, 2021 and beyond, for a variety of reasons, including those discussed below and elsewhere in this Annual Report.

As of December 31, 2020, the Company is aware that each of our facilities has reported one or more positive cases of COVID-19 among the residents and/or operator employee populations. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment, processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to skilled nursing facilities (“SNFs”), and higher hospital readmittances from SNFs.

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

While the Company has received approximately 82% of its expected monthly rental receipts from tenants for the twelve months ended December 31, 2020, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient or timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis, as has occurred with one of our operators.

We also do not know the number of facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19, and while we have requested reporting case numbers from our operators and the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”) has required additional reporting by operators, we may not receive accurate information on the number of cases, which could result in a delay in reporting. We expect to see continued increased clinical protocols for infection control within facilities and increased monitoring of employees, guests and other individuals entering facilities; however, we do not yet know if future reimbursement rates will be sufficient to cover the increased costs of enhanced infection control and monitoring. The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the ultimate duration, spread and intensity of the outbreak, which may depend on factors such as the development and implementation of an effective vaccine and treatments for COVID-19, government funds and other support for the senior care sector and the efficacy of other policies and measures that may mitigate the impact of the pandemic, all of which are uncertain and difficult to predict. Due to these uncertainties, we are unable at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

Arrangements with other business enterprises are evaluated, and those in which Regional is determined to have controlling financial interest are consolidated. Guidance is provided by FASB ASC Topic 810-10, “Consolidation—Overall”, which includes consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This guidance includes controlling financial interests that may be achieved through arrangements that do not involve voting interests. In absences of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s (“VIE”) assets and activities are the best evidence of control. If an enterprise holds the power to direct and right to receive benefits of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to consolidate the assets, liabilities and results of operations of the VIE in its financial statements.

The Company has evaluated and concluded that as of December 31, 2020 and December 31, 2019, the Company has no relationship with a VIE in which it is the primary beneficiary required to consolidate the entity.

Reverse Stock Split

On December 27, 2018, the Board of Directors authorized a reverse stock split of the issued and outstanding shares of the common stock, at a ratio of one-for-twelve shares (the “Reverse Stock Split”). Shareholder approval for the Reverse Stock Split was obtained at the Company’s annual meeting of shareholders on December 27, 2018 and the Reverse Stock Split became effective on December 31, 2018. At the effective date, every 12 shares of the common stock that were issued and outstanding were automatically combined into one issued and outstanding share of the common stock. Shareholders did not receive fractional shares in connection with the Reverse Stock Split and instead, received an additional whole share of the common stock in lieu thereof. The authorized number of shares, and the par value per share, of the common stock was not affected by the Reverse Stock Split. The Reverse Stock Split also correspondingly affected all outstanding Regional equity awards. The Reverse Stock Split was implemented for the purpose of complying with the NYSE American LLC (the “NYSE American”) continued listing standards regarding low selling price.

All authorized, issued and outstanding stock and per share amounts contained in the accompanying consolidated financial statements have been adjusted to reflect the Reverse Stock Split for all periods presented.

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

Revenue Recognition and Allowances

Triple-Net Leased Properties. The Company’s triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in straight-line rent receivable on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one or more tenant(s) of the Company’s facilities, rental income for the affected facilities is recognized only upon cash collection, and any accumulated straight-line rent receivable is expensed in the period in which the Company deems rent collection to no longer be probable. Accordingly, rental revenues were recorded on a cash basis for two facilities in Georgia for the fourth quarter of 2020, one facility in North Carolina (until operator transition on March 1, 2019), four facilities held for sale since April 15, 2019 (until the sale of such facilities), which such sale of three facilities occurred on August 1, 2019 and August 28, 2019 with respect to the other one facility. For additional information with respect to such facilities, see Note 6 – Leases and Note 9 – Acquisitions and Dispositions.

Management Fee Revenues and Other Revenues. On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, as codified in ASC 606, which requires a company to recognize revenue when the company transfers control of promised goods and services to a customer. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. The new revenue standard does not apply to rental revenues, which are the Company’s primary source of revenue. The Company recognizes management fee revenues as services are provided. The Company has one contract to manage three facilities (the “Management Contract”), with payment for each month of service generally received in full on a monthly basis. As of December 31, 2020, the balance outstanding on the Management Contract was approximately $0.1 million. The maximum penalty for service contract nonperformance under the Management Contract is $50,000 per year, payable after the end of the year. Further, the Company recognizes interest income from loans and investments, using the effective interest method when collectability is probable. The Company applies the effective interest method on a loan-by-loan basis.

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

As of December 31, 2020 and December 31, 2019, the Company reserved for approximately $1.4 million and $0.6 million, respectively, of uncollected receivables. Accounts receivable, net totaled $2.1 million at December 31, 2020 compared with $1.0 million at December 31, 2019.

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

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or capital lease. As of December 31, 2020, all of the Company’s leased facilities are accounted for as operating leases. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) ASU 2016-02, Leases, as codified in ASC 842, using the non-comparative transition option pursuant to ASU 2018-11. The Company recognized both right of use assets and lease liabilities for leases in which we lease land, real property or other equipment, electing the practical expedient to maintain the prior operating lease classification. Effective January 1, 2019, the Company assesses any new contracts or modification of contracts in accordance with ASC 842 to determine the existence of a lease and its classification. We are reporting revenues and expenses for real estate taxes and insurance where the lessee has not made those payments directly to a third party in accordance with their respective leases with us.

The following table summarizes real estate tax recognized on our consolidated statements of operations for the twelve months ended December 31, 2020 and 2019:

	Year Ended December 31,
(Amounts in 000’s)	2020	2019
Rental revenues	$549	$480
Other operating expenses	549	480

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

Other Liabilities

As of December 31, 2020 and December 31, 2019, the Company had $1.4 million and $1.1 million, respectively, in Other liabilities; the $0.3 million increase compared to the prior period relates to restricted sublease improvements with lease security deposits comprising the remainder of the balances in both periods.

Intangible Assets and Goodwill

Intangible assets consist of finite lived and indefinite lived intangibles. The Company’s finite lived intangibles include lease rights and certain certificate of need (“CON”) and bed licenses that are not separable from the associated buildings. Finite lived intangibles are amortized over their estimated useful lives. For the Company’s lease related intangibles, the estimated remaining useful life is based on the terms of the underlying facility leases averaging approximately seven years. For the Company’s CON/bed licenses that are not separable from the buildings, the estimated useful life is based on the building life when acquired with a remaining average estimated useful life of approximately 25 years. The Company evaluates the recoverability of the finite lived intangibles whenever an impairment indicator is present.

The Company’s indefinite lived intangibles consist primarily of values assigned to CON/bed licenses that are separable from the buildings. The Company does not amortize goodwill or indefinite lived intangibles. The Company's goodwill is related to certain property acquisitions, but is evaluated for impairment on the operator level. On an annual basis, the Company evaluates the recoverability of the indefinite lived intangibles and goodwill by performing an impairment test. The Company performs its annual test for impairment during the fourth quarter of each year. For the years ended December 31, 2020 and 2019, the test results indicated no impairment necessary.

Prepaid Expenses and Other

As of December 31, 2020 and December 31, 2019, the Company had $0.3 million and $0.2 million, respectively, in Prepaid expenses and other; approximately $0.1 million relates to increased premiums for directors’ and officers’ insurance, and the remainder for both periods is primarily for NYSE American annual fees and mortgage insurance premiums.

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

Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

	December 31,
(Amounts in 000’s)	2020	2019
Stock options	13	15
Common stock warrants - employee	49	49
Common stock warrants - nonemployee	9	9
Total shares	71	73

The weighted average contractual terms in years for these securities, with no intrinsic value, are 3.5 years for the stock options and 3.0 years for the warrants.

Other Operating Expenses

Other operating expenses includes real estate tax expenses recognized during the twelve months ended December 31, 2020 and December 31, 2019, where the lessee has not made those payments directly to a third party in accordance with their respective leases with us and professional services expenses incurred in 2019 to value the Company and its assets.

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

On December 22, 2017, tax legislation commonly known as The Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted.  Among other changes the Tax Reform Act reduced the US federal corporate tax rate from 35% to 21% beginning in 2018.

As a result of the Tax Reform Act, net operating loss (“NOL”) carry forwards generated in tax years 2018 and forward have an indefinite life.  For this reason, the Company has taken the position that the deferred tax liability related to the indefinite lived intangibles can be used to support an equal amount of the deferred tax asset related to the 2018 NOL carry forward generated.

Judgment is required in evaluating uncertain tax positions. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is measured to determine the amount of benefit to recognize in the financial statements.  The Company classifies unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as liabilities in the consolidated balance sheets. As of December 31, 2020 the Company has a full valuation allowance on all deferred tax balances.

On January 1, 2020, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intra period allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group, among others. The Company’s adoption of this new guidance had no impact on its Consolidated Financial Statements.

The Company is subject to income taxes in the U.S. and numerous state and local jurisdictions. In general, the Company’s tax returns filed for the 2017 through 2020 tax years are still subject to potential examination by taxing authorities. To the Company’s knowledge, the Company is not currently under examination by any major income tax jurisdiction.

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

In 2015, the insurance programs described above changed in order to address the different needs of the Company as a result of the Transition. The Company’s workers compensation plan transitioned from a high deductible to a guaranteed cost program in February 2015. As of December 31, 2020, there are no outstanding claims or unsettled claims for the legacy self-insured employee medical plan and the large deductible workers’ compensation plan.

Professional liability insurance was provided to facilities operations up until the date of the Transition. Claims which were associated with operations of the Company prior to the Transition but not reported as of the transition date were self-insured.

The Company has self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the Transition. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company’s estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 7 – Accrued Expenses and Note 14 - Commitments and Contingencies.

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

NOTE 2. LIQUIDITY

Overview

The Company intends to pursue measures to grow its operations, streamline its cost infrastructure and otherwise increase liquidity, including: (i) refinancing or repaying debt to reduce interest costs and mandatory principal repayments, with such repayment to be funded through potentially expanding borrowing arrangements with certain lenders; (ii) increasing future lease revenue through acquisitions and investments in existing properties; (iii) modifying the terms of existing leases; (iv) replacing certain tenants who default on their lease payment terms; and (v) reducing other and general and administrative expenses.

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months from the date of this filing. At December 31, 2020, the Company had $4.2 million in unrestricted cash. During the twelve months ended December 31, 2020, the Company generated positive cash flow from continuing operations of $2.5 million and anticipates continued positive cash flow from operations in the future, subject to the continued uncertainty of the COVID-19 pandemic and its impact on the Company’s business, financial condition and results of operations. As of December 31, 2020, one operator (Wellington) accounted for approximately $1.3 million of rent arrears recorded in “Accounts receivable, net of allowance” on our consolidated balance sheets. The Company has recorded an allowance of $1.4 million against a receivable of $2.7 million because the Company has determined that a full allowance is not presently warranted as the Company has terminated the lease effective December 31, 2020 and received ownership of certain of the prior operator’s receivables and is receiving on-going collection of the receivables, see Note 18– Subsequent Events.

The Company is current with all of its debt and other financial obligations. The Company has benefited from various, stimulus measures made available to it through the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted by Congress in response to the COVID-19 pandemic which allowed for, among other things: (i) a deferral of debt service payments on U.S. Department of Agriculture (“USDA”) loans to maturity, (ii) an allowance for debt service payments to be made out of replacement reserve accounts for U.S. Department of Housing and Urban Development (“HUD”) loans and (iii) debt service payments to be made by the U.S. Small Business Administration (the “SBA”) on all SBA loans. For further information see Note 8 – Notes Payable and Other Debt. .

Series A Preferred Dividend Suspension

On June 8, 2018, the Board suspended quarterly dividend payments indefinitely with respect to the Series A Preferred Stock. As of December 31, 2020, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $27.9 million of undeclared preferred stock dividends in arrears. The dividend suspension has provided the Company with additional funds to meet its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividends periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.20 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Debt

As of December 31, 2020, the Company had $54.4 million in indebtedness, net of $1.4 million deferred financing and unamortized discounts. The Company anticipates net principal repayments of approximately $2.3 million during the next twelve-month period, which include $1.4 million of routine debt service amortization, approximately $0.8 million payments on other non-routine debt and a $0.1 million payment of bond debt.

Debt Covenant Compliance

At December 31, 2020, the Company was in compliance with the various financial and administrative covenants related to all of the Company’s credit facilities.

Changes in Operational Liquidity

The Company entered into an Agreement Regarding Leases, dated December 1, 2020, to terminate the subleases for tenants affiliated with one operator, Wellington Healthcare Services II, L.P. (“Wellington”) for two of its previously subleased facilities located in Georgia (the “Wellington Lease Termination”), due to non-payment of approximately $2.7 million in rent.

Under the Wellington Lease Termination, possession, control and operation of the facilities transitioned from the then-current tenants at 12:01 a.m. on January 1, 2021 to the Company. Effective January 1, 2021, the Company leased one facility (the “Powder Springs Facility”) located in Powder Springs, Georgia, to a new tenant and operator, pursuant to a sublease between the Company and PS Operator LLC (“PS Operator”) an affiliate of Empire Care Centers, LLC (“Empire”), executed December 31, 2020 (the “PS Sublease”). The Company is operating the other facility (the “Tara Facility”) located in Thunderbolt, Georgia as a portfolio stabilization measure and has entered into a Management Consulting Services Agreement (the “Vero Management Agreement”) with Vero Health Management, LLC (“Vero Health”) under which Vero Health will provide management consulting services for the facility.

For the first six months, the base rent under the PS Sublease will equal the adjusted earnings before interest, depreciation, amortization and rent (“Adjusted EBITDAR) of PS Operator to the extent derived from the subleased facility. For months seven through twenty-four, the base rent will equal 80% of the Adjusted EBITDAR.

For the first three months, if Adjusted EBITDAR (as defined in the PS Sublease) is less than $0, PS Operator will not pay any base rent and the Company would reimburse PS Operator an amount equal to the amount by which each period’s Adjusted EBITDAR is less than $0. Beginning with the fourth month and thereafter, the PS Sublease will be a “triple net” lease with PS Operator responsible for payment of all expenses in addition to rent. Under the Vero Management Agreement, Regional will pay Vero Health a monthly management fee equal to 5% of the Adjusted Gross Revenues (as defined in the Vero Management Agreement) of the other facility and the Company will absorb all net profits or losses from the operation of the facility.

If the monthly average Adjusted EBITDAR of PS Operator is less than $100,000 for any consecutive three-month period after the sixth month of the PS Sublease, then the Company may terminate the PS Sublease subject to the conditions set forth in the PS Sublease.

The prior leases had a contracted cash rent of approximately $3.7 million for the twelve months ended December 31, 2021, which the above variable streams of income are replacing. Based on the prior tenants unaudited financials the Company expects to generate approximately $2.6 million replacement cash flow, however there is no assurance that the operations will generate the cash flow we expect which could have a material adverse effect on us. For additional information with respect to the above changes in our business, see Note 18– Subsequent Events.

During the year ended December 31, 2020 the Company received approximately $0.8 million of non-recurring cash receipts from prior year payment plans, related to rent arrears. The final $0.1 million related to prior year payment plans was received during the three months ended March 31, 2021. For additional information with respect to such payment plans, see Note 6 –Leases.

Evaluation of the Company’s Ability to Continue as a Going Concern

Under the accounting guidance related to the presentation of financial statements, the Company is required to evaluate, on a quarterly basis, whether or not the entity’s current financial condition, including its sources of liquidity at the date that the consolidated financial statements are issued, will enable the entity to meet its obligations as they come due within one year of the date of the issuance of the Company’s consolidated financial statements and to make a determination as to whether or not it is probable, under the application of this accounting guidance, that the entity will be able to continue as a going concern. The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

NOTE 3. CASH, RESTRICTED CASH, AND INVESTMENTS

The following presents the Company’s cash and restricted cash:

	December 31,
Amounts in (000's)	2020	2019
Cash	$4,186	$4,383
Restricted cash:
Cash collateral	$124	$124
HUD and other replacement reserves	1,675	2,251
Escrow deposits	1,190	963
Restricted investments for debt obligations	317	317
Total restricted cash	3,306	3,655

Total cash and restricted cash	$7,492	$8,038

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

NOTE 4. PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

	Estimated Useful	December 31,
(Amounts in 000's)	Lives (Years)	2020	2019
Buildings and improvements	5 - 40	$65,629	$65,533
Equipment and computer related	2 - 10	5,139	5,601
Land (1)	—	2,776	2,779
Construction in process	—	69	58
		73,613	73,971
Less: accumulated depreciation and amortization		(21,080)	(19,299)
Property and equipment, net		$52,533	$54,672

(1)	Includes $0.1 million of land improvements with an average estimated useful remaining life of approximately 8 years.

During the twelve months ended December 31, 2020, and the twelve months ended December 31, 2019, the Company recorded no impairments in property and equipment.

On August 28, 2019, the Company completed the sale of the MED Facilities. See Note 9 – Acquisitions and Dispositions.

The following table summarizes total depreciation and amortization for the twelve months ended December 31, 2020 and 2019:

	December 31,
Amounts in (000's)	2020	2019
Depreciation	$2,175	$2,458
Amortization	719	980
Total depreciation and amortization	$2,894	$3,438

NOTE 5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000's)	Bed Licenses (1) (included in property and equipment)	Bed Licenses— Separable	Lease Rights	Total
Balances, January 1, 2019
Gross	$22,811	$2,471	$5,015	$30,297
Accumulated amortization	(4,849)	—	(4,109)	(8,958)
Net carrying amount	$17,962	$2,471	$906	$21,339
Acquisitions
Gross	—	—	43	43
Assets Sold
Gross	(8,535)	—	—	(8,535)
Accumulated amortization	2,003	—	—	2,003
Fully amortized asset adjustments
Gross	—	—	(300)	(300)
Accumulated amortization	—	—	300	300
Amortization expense	(493)	—	(487)	(980)
Balances, December 31, 2019
Gross	14,276	2,471	4,758	21,505
Accumulated amortization	(3,339)	—	(4,296)	(7,635)
Net carrying amount	10,937	2,471	462	13,870
Fully amortized asset adjustments
Gross	—	—	(4,552)	(4,552)
Accumulated amortization	—	—	4,552	4,552
Amortization expense	(415)	—	(304)	(719)
Balances, December 31, 2020
Gross	$14,276	$2,471	$206	$16,953
Accumulated amortization	(3,754)	—	(48)	(3,802)
Net carrying amount	$10,522	$2,471	$158	$13,151

(1)	Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 4 – Property and Equipment).

Expected amortization expense for the year ended December 31, for all definite-lived intangibles, for each of the next five years and thereafter is as follows:

Amounts in (000's)	Bed Licenses	Lease Rights
2021	$414	24
2022	414	24
2023	414	23
2024	414	18
2025	414	18
Thereafter	8,452	51
Total	$10,522	$158

The following table summarizes the carrying amount of goodwill for the years ended December 31, 2020 and 2019.

(Amounts in 000’s)	December 31, 2020	December 31, 2019
Goodwill - balances, December 31, prior year	$1,585	$2,105
Assets sold	-	(520)
Net carrying amount	$1,585	$1,585

NOTE 6. LEASES

Operating Leases

As of December 31, 2020, the Company leased a total of nine skilled nursing facilities from unaffiliated owners under non-cancelable leases, most of which have rent escalation clauses and provisions for payments of real estate taxes, insurance and maintenance costs; each of the skilled nursing facilities that are leased by the Company are subleased to and operated by third-party tenants. Effective January 1, 2021 the Company began operating one of the previously subleased, leased skilled nursing facilities as a portfolio stabilization measure. The Company also leases certain office space located in Suwanee, Georgia.

As of December 31, 2020, the Company is in compliance with all operating lease financial covenants.

Facilities Leased to the Company

The weighted average remaining lease term for the nine facilities where we are the lessee is approximately 6.8 years.

Foster Prime Lease. Eight of the Company’s skilled nursing facilities (collectively, the “Georgia Foster Facilities”) are leased under a single master indivisible arrangement (as amended), by and between the Company and William M. Foster, with a lease termination date of August 31, 2027 (the “Foster Prime Lease”). Under the Foster Prime Lease, a default related to an individual facility may cause a default of the entire Foster Prime Lease. The Company is responsible for the cost of maintaining the Georgia Foster Facilities. On August 14, 2015, the lessor consented to the Company’s sublease of the Georgia Foster Facilities to a third-party tenant. Commencing on July 1, 2016, annual rent payable for the Foster Prime Lease increases at 2.0% annually for the remainder of the lease term. The Foster Prime Lease represents approximately 92% of our annual minimum lease payments during the year ended December 31, 2020.

Covington Prime Lease. One of the Company’s facilities is leased under an agreement dated August 26, 2002, as subsequently amended (the “Covington Prime Lease”), by and between the Company and Covington Realty, LLC (“Covington”). On August 1, 2015, the Covington Prime Lease was amended, whereby the parties agreed to: (i) provide consent to the sublease of the facility to a third-party operator; (ii) extend the term of the lease to expire on April 30, 2025; and (iii) set the annual base rent, effective May 1, 2015 and continuing throughout the lease term, equal to 102% of the immediately preceding lease year’s base rent. The Covington Prime Lease represents approximately 8% of our annual minimum lease payments during the year ended December 31, 2020.  On January 11, 2019, the Company and Covington entered into a forbearance agreement (the “Covington Forbearance Agreement”), whereby the Company and Covington agreed that: (i) the term of the lease be extended from April 30, 2025 until April 30, 2029 (the “Term”); (ii) the base rent be reduced by approximately $0.8 million until April 30, 2025, the remainder of the prior lease term; and (iii) the Company shall receive relief from approximately $0.5 million of outstanding lease amounts (the “Rent Due”) as of December 31, 2018. Without waiving any default by the Company or Covington’s rights and remedies, and subject to specified terms and conditions for so long as the Company or the Company’s subtenant are not in default under the lease and the proposed sublease, as the case may be, Covington (including its subsidiaries, affiliates, successors and assigns) will forbear from pursuing its rights against the Company for so long as neither the Company nor its subtenant is not in default under the existing lease, as amended on January 11, 2019, or the new sublease, on the final day of the third, fourth and fifth years following the execution of the new sublease. Covington will release and forever quit claim specified portions of the Rent Due as follows: one-third at the end of year three of the new sublease, one-third at the end of year four of the new sublease, and one-third at the end of year five of the new sublease. The forbearance period under the Covington Forbearance Agreement shall terminate as of the expiration of the Term. At Covington’s option in its sole and absolute business discretion, the Covington Forbearance Agreement and the forbearance period thereunder can be terminated upon the occurrence of certain specified events such as, the Company files a petition for bankruptcy or takes advantage of any other debtor relief law, or an involuntary petition for bankruptcy is filed against the Company, or any other judicial action is taken with respect to the Company by any creditor of the Company or the Company breaches or defaults in performance of any covenant or agreement contained in the Covington Forbearance Agreement. Upon termination of the forbearance period under the Covington Forbearance Agreement, for any reason, Covington may take all steps it deems necessary or desirable to enforce its lease rights as permitted by law or equity.

Bonterra/Parkview Master Lease. The Company and certain of its subsidiaries terminated the Company’s lease and sublease of two skilled nursing facilities, an 115-bed skilled nursing facility located in East Point, Georgia and an 184-bed skilled nursing facility located in Atlanta, Georgia (the “Omega Facilities”), by mutual consent of the Company and the lessor (an affiliate of Omega Healthcare Investors, Inc. (“Omega Healthcare”)) and the sublessees (affiliates of Wellington) of each of the Omega Facilities (the “Omega Lease Termination”). Effective January 15, 2019, the Company’s leases for the Omega Facilities were terminated by mutual consent of the Company and the lessor of the Omega Facilities. Prior to the Omega Lease Termination, the Omega Facilities were leased under a single indivisible agreement (the “Bonterra/Parkview Master Lease”), which leases were due to expire August 2025 and which such facilities the Company subleased to third party subtenants. For further information, see Note 9 - Acquisitions and Dispositions.

Future Minimum Lease Payments

Future minimum lease payments for the year ended December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000's)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2021	$6,551	$(275)	$6,276
2022	6,691	(771)	5,920
2023	6,823	(1,248)	5,575
2024	6,958	(1,708)	5,250
2025	7,095	(2,150)	4,945
Thereafter	12,736	(4,818)	7,918
Total	$46,854	$(10,970)	$35,884

(1)	Weighted average discount rate 7.98%

Facilities Leased or Subleased by the Company

As of December 31, 2020, the Company leased or subleased 21 facilities (12 owned by the Company and nine leased to the Company), to third-party tenants on a triple net basis, meaning that the lessee (i.e., the third-party tenant of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments to the Company, as applicable. The weighted average remaining lease term for our facilities is 6.5 years.

Wellington. Two of the Company’s eight Georgia facilities, leased under a prime lease, were subleased to affiliates of Wellington under agreements dated January 31, 2015, as subsequently amended (the “Wellington Subleases”). The Wellington Subleases, which were due to expire August 31, 2027, relate to the 134-bed skilled nursing facility located in Thunderbolt, the Tara Facility and a 208-bed skilled nursing facility located in Powder Springs, Georgia the Powder Springs Facility. Effective February 1, 2019, the Company agreed to a 10% reduction in base rent, or in aggregate approximately an average $31,000 per month cash rent reduction for the year ended December 31, 2019, and $48,000 per month decrease in straight-line revenue, respectively for the Tara Facility and the Powder Springs Facility combined. Additionally the Company modified the annual rent escalator to 1% per year from the prior scheduled increase from 1% to 2% previously due to commence of the 1st day of the sixth lease year. On December 1, 2020, the Company entered into the Wellington Lease Termination, to terminate the Wellington Subleases, due to non-payment of approximately $2.7 million in rent. Under the Wellington Lease Termination, possession, control and operation of the facilities transitioned from the then-current tenants at 12:01 a.m. on January 1, 2021. For further information on the Wellington Lease Termination and the new lease and management agreement the Company entered into on January 1, 2021 for the Tara Facility and Powder Springs Facility, see Note 18 – Subsequent Events.

Beacon. On August 1, 2015, the Company entered into a lease inducement fee agreement with certain affiliates (collectively, the "Beacon Affiliates") of Beacon Health Management, LLC (“Beacon”), pursuant to which the Company paid a fee of $0.6 million as a lease inducement for certain Beacon Affiliates to enter into sublease agreements and to commence such subleases and transfer operations thereunder (the “Beacon Lease Inducement”). As of December 31, 2017, the balance of the Beacon Lease Inducement was approximately $0.5 million. On April 24, 2018, the Ohio Beacon Affiliates informed the Company in writing that they would no longer be operating five (four owned and one leased by the Company) of the Company’s facilities located in Ohio (the “Ohio Beacon Facilities”), whose leases were set to expire in 2025, and that they would surrender operation of such facilities to the Company on June 30, 2018. On November 30, 2018, the Ohio Beacon Affiliates, who were ten months in arrears on rental payments, surrendered possession of the Ohio Beacon Facilities and the lease was terminated by mutual consent. Pursuant to such termination, on November 30, 2018, the Company and the Ohio Beacon Affiliates entered into a termination agreement (the “Ohio Beacon Termination Agreement”), whereby the  Ohio Beacon Affiliates agreed to pay a $0.675 million termination fee, payable in 18 monthly installments of $37,500 commencing January 3, 2019 in full satisfaction of the $0.5 million Beacon Lease Inducement and approximately $2.5 million in rent in arrears and approximately $0.6 million of other receivables, such as property taxes and capital expenditures, which discharges each tenant from any and all claims upon completion of the payment plan. During the twelve months ended December 31, 2019, the Company released approximately $0.3 million of the provision of doubtful accounts, as the Company had assessed the collectability of the remaining termination fee was more probable than not and as of December 31, 2020, all such installment payments were received in full satisfaction of the Ohio Beacon Termination Agreement payment plan.

Aspire. On November 30, 2018, the Company subleased five facilities located in Ohio to affiliates (collectively, “Aspire Sublessees”) of Aspire Regional Partners, Inc. (“Aspire”) management, formerly affiliated with MSTC Development Inc., pursuant to separate sublease agreements (the “Aspire Subleases”), whereby the Aspire Sublessees took possession of, and commenced operating, the facilities (the “Aspire Facilities”) as subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the consolidated financial statements at December 31, 2020.

The Aspire Facilities are comprised of: (i) a 94-bed skilled nursing facility located in Covington, Ohio (the “Covington Facility”); (ii) an 80-bed assisted living facility located in Springfield, Ohio (the “Eaglewood ALF Facility”); (iii) a 99-bed skilled nursing facility located in Springfield, Ohio (the “Eaglewood Care Center Facility”); (iv) a 50-bed skilled nursing facility located in Greenfield, Ohio (the “H&C of Greenfield Facility”); and (v) a 50-bed skilled nursing facility located in Sidney, Ohio (the “Pavilion Care Facility”). Under the Aspire Subleases, a default related to an individual facility may cause a default under all the Aspire Subleases. All Subleases are for an initial term of 10 years, with renewal options, except with respect to term for the H&C of Greenfield Facility, which has an initial five year term, and set annual rent increases generally commencing in the third lease year; from month seven of the Aspire Subleases monthly rent amounts may increase based on each facility’s prior month occupancy, with minimum annual rent escalations of at least 1% generally commencing in the third lease year. Minimum rent receivable for the Covington Facility, the Eaglewood ALF Facility, the Eaglewood Care Center Facility, the H&C of Greenfield Facility and the Pavilion Care Facility for the year ending December 31, 2019, the first lease year, was $0.4 million, $0.5 million, $0.4 million, $0.2 million and $0.2 million per annum, respectively. For the year ending December 31, 2020, minimum rent receivable increased for the Covington and the Eaglewood ALF Facility to $0.5 million and $0.6 million per annum, respectively.

Symmetry. Affiliates of Symmetry Healthcare Management, LLC (“Symmetry” or “Symmetry Healthcare”) (collectively the “Symmetry Tenants”) leased the following facilities from the Company, pursuant to separate lease agreements which expire in 2030 (the “Symmetry Leases”): (i) the Company’s 106-bed, skilled nursing facility located in Sylvia, North Carolina (the “Mountain Trace Facility”); (ii) the Company’s 96-bed, skilled nursing facility located in Sumter, South Carolina (the “Sumter Facility”); and (iii) the Company’s 84-bed, skilled nursing facility located in Georgetown, South Carolina (the “Georgetown Facility”). On June 27, 2018, the Company notified Blue Ridge of Sumter, LLC, the tenant with respect to the Sumter Facility (the “Sumter Tenant”), and Blue Ridge on the Mountain, LLC, the tenant with respect to the Mountain Trace Facility (the “Mountain Trace Tenant”), that continued breach of the payment terms of the applicable Symmetry Lease would constitute an event of default. The Symmetry Tenants had alleged that the Company was in material breach of each of the Symmetry Leases with regard to deferred maintenance and were withholding rental payments on the basis of such allegations.

On January 28, 2019, the Company reached an agreement, with the Symmetry Tenants with respect to the Symmetry Leases, pursuant to which the Symmetry Tenants agreed to a payment plan for the rent arrears (the “Symmetry Payment Plan”) and the Company agreed to a reduction in annualized rent of approximately $0.6 million, and waived approximately $0.2 million in rent arrears, upon which the Symmetry Tenants recommenced monthly rent payments of $0.1 million starting with the September 1, 2018 amounts due under the Symmetry Leases. During the year ended December 31, 2019, the Company recorded approximately $0.4 million allowance against the outstanding balance of payment plan receivables. On February 28, 2019, the Company and the Mountain Trace Tenant mutually terminated the lease with respect to the Mountain Trace Facility and operations at the facility were transferred to Vero Health X, LLC and affiliate of Vero Health Management, LLC (both “Vero Health”). During the twelve months ended December 31, 2020, the Company released the full approximate $0.4 million allowance against the outstanding balance of payment plan receivables, as the Symmetry Tenants paid the final monthly installment of the Symmetry Payment Plan during February 2021.

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

Peach Health. On June 18, 2016, the Company entered into a master sublease agreement, as amended on March 30, 2018, (the “Peach Health Sublease”) with affiliates of Peach Health Group, LLC (“Peach Health”) (collectively, “Peach Health Sublessee”), providing that Peach Health Sublessee would take possession of and operate three facilities located in Georgia (the “Peach Facilities”) as subtenant. The Peach Facilities are comprised of: (i) an 85-bed skilled nursing facility located in Tybee Island, Georgia (the “Oceanside Facility”); (ii) a 50-bed skilled nursing facility located in Tybee Island, Georgia (the “Savannah Beach Facility”); and (iii) a 131-bed skilled nursing facility located in Jeffersonville, Georgia (the “Jeffersonville Facility”).

In connection with the Peach Health Sublease, the Company extended a line of credit to Peach Health Sublessee for up to $1.0 million for operations at the Peach Facilities (the “Peach Line”), with an initial interest rate of 13.5% per annum, which increased by 1% per annum. The Peach Line had a maturity date one year from the date of the first disbursement and is secured by a first priority security interest in Peach Health Sublessee’s assets and accounts receivable (the “Peach Collateral”). On April 6, 2017, the Company modified certain terms of the Peach Line in connection with Peach Health Sublessee securing a $2.5 million revolving working capital loan from a third party lender (the “Peach Working Capital Facility”), subsequently capped at $1.75 million, which matured on April 5, 2020. The Peach Working Capital Facility was secured by Peach Health Sublessee’s eligible accounts receivable, and all collections on the eligible accounts receivable were remitted to a lockbox controlled by the third-party lender and was guaranteed by the Company. Payment of principal and interest under the Peach Line was previously governed by certain financial covenants limiting distributions under the Peach Working Capital Facility.

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

On August 27, 2020, the Company and the Peach Health Sublessee modified the Peach Line, pursuant to that certain Amended Promissory Note and the accompanying Agreement Regarding Lease and Note, each by and between the Company and the Peach Health Sublessee to: (i) reduce the then $1.3 million outstanding balance under the Peach Line to approximately $0.5 million, in connection with which the Peach Health Sublessee paid to the Company $0.45 million in cash and the Company accepted $0.35 million non-cash payment for the Peach Health Sublessee assuming from the Company the Peach Facilities’ bed tax liability; (ii) extend the maturity date of the Peach Line to August 1, 2025; (iii) decrease the interest rate from 16.5% to 8% per annum; and (iv) Peach Health Sublessee  agrees not to pledge, hypothecate or grant a security interest in the Peach Collateral to any other party, other than their current arrangement with the SBA, without the Company’s prior written consent. The remaining balance under the Peach Line shall be paid by the Peach Health Sublessee to the Company in 60 equal monthly installments.

During the year ended December 2019, the Company suspended revenue recognition on the Peach line interest income due pursuant to the subordination of the Peach Line to the Peach Health Sublessees third-party Peach Working Capital Facility and upon the Peach Line modification on August 27, 2020 the Company recommenced interest income recognition.

As of December 31, 2020 and December 31, 2019, there was approximately $0.4 million and $1.2 million outstanding balance on the Peach Line, of which $0.4 million and $0.1 million was due greater than twelve months, respectively. The December 31, 2019, outstanding balance included approximately $0.4 million in outstanding deferred interest.

C.R. Management. On March 21, 2018, C. R. of Attalla, LLC (the “Attalla Tenant”), affiliated with C. Ross Management, LLC (“C.R. Management”), filed a voluntary chapter 11 bankruptcy petition in Alabama, due to unpaid back taxes owed to the Internal Revenue Services (the “IRS”) and a large professional and general liability judgement (the “Attalla PLGL Claim”) imposed against it, in order to be granted an automatic stay from any IRS recoupments and any collection attempts from the Attalla PLGL Claim. The Attalla Tenant continued to pay its monthly rent obligations under its lease agreement to the Company pursuant to the April 16, 2018, court approved motion for the Attalla Tenant to formally assume the Attalla lease. On January 8, 2019, the Attalla Tenant bankruptcy filing was dismissed per filing with the bankruptcy court. On August 1, 2019, the Company sold the facility leased to the Attalla Tenant and another facility leased to another tenant affiliated with C.R. Management and assigned the associated leases, which were set to expire in 2030, pursuant to an asset sale. See Note – 9 Acquisitions and Dispositions for further information.

Southwest LTC. In connection with an asset sale, the Company sold two facilities, one on each of August 1, 2019 and on August 28, 2019, assigning both associated leases which were set to expire in 2025. The tenants of such facilities were affiliated with Southwest LTC and were our only tenants associated with Southwest LTC. See Note – 9 Acquisitions and Dispositions for further information.

Future Minimum Lease Receivables

Future minimum lease receivables for the year ended of December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000's)
2021	$12,384
2022	13,519
2023	15,477
2024	15,299
2025	13,702
Thereafter	33,555
Total	$103,936

The following is a summary of the Company’s leases to third-parties and which comprise the future minimum lease receivables of the Company. The terms of each lease are structured as “triple-net” leases. Other than the lease for the Powder Springs Facility, each lease contains specific rent escalation amounts ranging from 1.0% to 3.0% annually. Further, each lease has one or more renewal options. For those facilities subleased by the Company, the renewal option in the sublease agreement is dependent on the Company’s renewal of its lease agreement.

		Initial Lease Term
		Commencement	Expiration	2021 Cash
Facility Name	Operator Affiliation (1)	Date	Date	Annual Rent
				(Thousands)
Owned
Eaglewood ALF	Aspire	12/1/2018	11/30/2028	$630
Eaglewood Care Center	Aspire	12/1/2018	11/30/2028	441
H&C of Greenfield	Aspire	12/1/2018	11/30/2023	223
Southland Healthcare	Beacon Health Management	11/1/2014	10/31/2024	990
The Pavilion Care Center	Aspire	12/1/2018	11/30/2028	231
Autumn Breeze	C.R. Management	9/30/2015	9/30/2025	916
Coosa Valley Health Care	C.R. Management	12/1/2014	8/31/2030	1,021
Glenvue H&R	C.R. Management	7/1/2015	6/30/2025	1,341
Meadowood	C.R. Management	5/1/2017	8/31/2030	484
Georgetown Health	Symmetry Healthcare	4/1/2015	3/31/2030	347
Mountain Trace Rehab (2)	Vero Health Management	3/1/2019	2/28/2029	502
Sumter Valley Nursing	Symmetry Healthcare	4/1/2015	3/31/2030	643
Subtotal Owned Facilities (12)				$7,769
Leased
Covington Care	Aspire	12/1/2018	11/30/2028	$528
Lumber City	Beacon Health Management	11/1/2014	8/31/2027	959
LaGrange	C.R. Management	4/1/2015	8/31/2027	1,174
Thomasville N&R	C.R. Management	7/1/2014	8/31/2027	371
Jeffersonville	Peach Health	6/18/2016	8/31/2027	771
Oceanside	Peach Health	7/13/2016	8/31/2027	525
Savannah Beach	Peach Health	7/13/2016	8/31/2027	287
Powder Springs (3)	Empire	1/1/2021	8/1/2027	—
Tara (3)	Regional Health Properties			—
Subtotal Leased Facilities (9)				$4,615
Total (21)				$12,384

(1)	Represents the number of facilities which are leased or subleased to separate tenants, which tenants are affiliates of the entity named in the table above.

(2)

On February 28, 2019, the lease with an affiliate of Symmetry Healthcare with an expected lease term of May 31, 2030 was mutually terminated and operations transferred to a new operator (Vero Health) on March 1, 2019.

(3)	Indicates facilities that were leased to Wellington until 12:01 a.m. on January 1, 2021, see Note – 18 Subsequent Events for details of the change in Operator affiliation.

Our leases and subleases are leased by facility with tenants that are separate legal entities affiliated with the above operators. All facilities are skilled nursing facilities except for Eaglewood ALF and Meadowood, which are assisted living facilities. All facilities, except for the Tara Facility under our operation since January 1, 2021, have renewal provisions of one term of five years except Mountain Trace Rehab, Sumter Valley Nursing, Covington Care, Pavilion Care Center, Eaglewood ALF, Eaglewood Care Center, Powder Springs and Georgetown Health, which have two renewal terms with each being five years and H&C of Greenfield, which has three renewal terms with each being five years. Other than the lease for the Powder Springs Facility, the leases also contain standard rent escalations that range from 1.0% to 3.0% annually.

NOTE 7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
Amounts in (000's)	2020	2019
Accrued employee benefits and payroll related	$218	$239
Real estate and other taxes	491	883
Self-insured reserve (1)	183	453
Accrued interest	424	208
Unearned rental revenue	41	46
Other accrued expenses	868	784
Total	$2,225	$2,613

(1)

The Company self-insures against professional and general liability cases incurred prior to the Transition and uses a third party administrator and outside counsel to manage and defend the claims (see Note 14 - Commitments and Contingencies).

NOTE 8. NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consists of the following:

	December 31,
Amounts in (000's)	2020	2019
Senior debt—guaranteed by HUD	$31,104	$31,996
Senior debt—guaranteed by USDA (a)	13,139	13,298
Senior debt—guaranteed by SBA (b)	628	650
Senior debt—bonds	6,500	6,616
Senior debt—other mortgage indebtedness	3,631	3,777
Other debt	822	539
Sub Total	55,824	56,876
Deferred financing costs	(1,250)	(1,364)
Unamortized discounts on bonds	(135)	(149)
Notes payable and other debt	$54,439	$55,363

(a)	U.S. Department of Agriculture (“USDA”)
(b)	U.S. Small Business Administration (“SBA”)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		December 31, 2020	December 31, 2019
Senior debt - guaranteed by HUD (b)
The Pavilion Care Center	Orix Real Estate Capital	12/01/2027	Fixed	4.16%	$986	$1,105
Hearth and Care of Greenfield	Orix Real Estate Capital	08/01/2038	Fixed	4.20%	1,920	1,992
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	4,968	5,094
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	7,712	7,909
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	6,705	6,876
Georgetown	Midland State Bank	10/01/2046	Fixed	2.98%	3,394	3,480
Sumter Valley	Key Bank	01/01/2047	Fixed	3.70%	5,419	5,540
Total					$31,104	$31,996
Senior debt - guaranteed by USDA (c)
Coosa (d)	Metro City	09/30/2035	Prime + 1.50%	5.50%	$5,149	$5,212
Mountain Trace (e)	Community B&T	02/24/2037	Prime + 1.75%	5.75%	3,972	4,009
Southland (f)	Cadence Bank, NA	07/27/2036	Prime + 1.50%	6.00%	4,018	4,077
Total					$13,139	$13,298
Senior debt - guaranteed by SBA (g)
Southland	Cadence Bank, NA	07/27/2036	Prime + 2.25%	5.50%	$628	$650
Total					$628	$650

(a)

Represents interest rates as of December 31, 2020 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from 0.08% to 0.53% per annum.

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

(d)

Pursuant to the CARES Act, the monthly principal and interest payments due May 1, 2020 through September 1, 2020 for the loan for that certain 122-bed skilled nursing facility commonly known as Coosa, located in Glencoe, Alabama, were deferred (a part of the “USDA Payment Program”). Monthly payments commencing October 1, 2020 are being applied to current interest, then deferred interest until the deferred interest is paid in full. Upon expiration of the deferral period, the payments will be re-amortized over the remaining term of the loan.

(e)

Pursuant to the CARES Act, the monthly principal and interest payments due May 1, 2020 through August 1, 2020 for the Mountain Trace facility loan were deferred. Monthly payments commencing September 1, 2020 are being applied to current interest, then deferred interest until the deferred interest is paid in full, payments will be re-amortized over the extended term of the loan.

(f)

Pursuant to the CARES Act, the monthly principal and interest payments due May 1, 2020 through October 1, 2020 for the loan for that certain 126-bed skilled nursing facility commonly known as Southland, located in Dublin, Georgia, were deferred as a part of the USDA Payment Program. Monthly payments will recommence November 1, 2020 and the payments will be re-amortized over the remaining term of the loan

(g)	For one facility, the Company has a term loan with a financial institution, which is insured 75% by the SBA. The note matures in 2036.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		December 31, 2020	December 31, 2019
Senior debt - bonds (b)
Eaglewood Bonds Series A (c)	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,379	$6,379
Eaglewood Bonds Series B (c)	City of Springfield, Ohio	05/01/2021	Fixed	8.50%	121	237
Total					$6,500	$6,616

(a)

Represents interest rates as of December 31, 2020 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of approximately 0.15% per annum.

(b)

In April 2012, a wholly-owned subsidiary of the Company entered into a loan agreement with the City of Springfield, Ohio pursuant to which City of Springfield lent to such subsidiary the proceeds from the sale of City of Springfield’s Series 2012 Bonds. The Series 2012 Bonds consist of $6.6 million in Series 2012A First Mortgage Revenue Bonds and $0.6 million in Taxable Series 2012B First Mortgage Revenue Bonds. The bonds are secured by the Company’s assisted living facility located in Springfield, Ohio known as Eaglewood Village and guaranteed by Regional. There is an original issue discount of $0.3 million related to this loan.

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

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		December 31, 2020	December 31, 2019
Senior debt - other mortgage indebtedness
Meadowood	Exchange Bank of Alabama	05/01/2022	Fixed	4.50%	$3,631	$3,777
Total					$3,631	$3,777

(a)	Represents interest rates as of December 31, 2020 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.30% per annum.

(Amounts in 000’s)
Lender	Maturity	Interest Rate		December 31, 2020	December 31, 2019
Other debt
First Insurance Funding	03/01/2021	Fixed	2.38%	$94	$27
KeyBank	08/25/2021	Fixed	0.00%	495	495
FountainHead Commercial Capital - PPP Loan	04/16/2022	Fixed	1.00%	229	—
Marlin Covington Finance	3/11/2021	Fixed	20.17%	4	17
Total				$822	$539

Debt Covenant Compliance

As of December 31, 2020, the Company had approximately 18 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

At December 31, 2020, the Company was in compliance with the various financial and administrative covenants related to all of the Company’s credit facilities

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of December 31, 2020 for each of the next five years and thereafter.

Amounts in (000's)
2021	$2,257
2022	5,222
2023	1,770
2024	1,854
2025	1,948
Thereafter	42,773
Subtotal	55,824
Less: unamortized discounts	(135)
Less: deferred financing costs	(1,250)
Total notes and other debt	$54,439

NOTE 9. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company made no acquisitions during the years ended December 31, 2020 and December 31, 2019, respectively.

Dispositions

The Company made no dispositions during the year ended December 31, 2020.

Facilities Sold to MED

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

Subject to the terms of the PSA, the Company sold, and MED purchased, all of the Company’s right, title and interest in the PSA Facilities. MED’s obligation to complete such purchase and sale was subject to specified closing conditions, which included a 30 day due diligence period (the “Due Diligence Period”).  In consideration therefor, MED paid to the Company the sum of approximately $28.5 million in cash.

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

On August 1, 2019, the Company and MED completed the sale of three of the PSA Facilities, together with substantially all of the fixtures, equipment, furniture, leases and other assets relating to such facilities, pursuant to the PSA as amended, and entered into an additional amendment to the PSA on July 31, 2019 (the “PSA NW Amendment”). The aggregate purchase price paid to the Company for the three facilities was $26.1 million, net of $0.175 million from the first and second deposits held in escrow. The remaining earned $0.125 million was applied to the remaining facility sale on August 28, 2019, and the Company paid a $0.4 million sale commission. The proceeds from the sale were used to repay to Pinecone Realty Partners II, LLC (“Pinecone”) all amounts owed under a loan agreement, dated February 15, 2018, as amended from time to time, with an original aggregate principal amount of $16.25 million which refinanced existing mortgage debt (the “Pinecone Credit Facility”) and all amounts owed under a term loan agreement, dated September 27, 2013, as amended from time to time, between the Company and Congressional Bank (the “Quail Creek Credit Facility”).

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

Pinecone Credit Facility

On August 1, 2019, the Company paid $21.3 million to Pinecone to repay all amounts owed under the Pinecone Credit Facility and a forbearance agreement (the “A&R New Forbearance Agreement”). The repayment amount was comprised of the following amounts: (i) approximately $20.7 million in principal (net of $0.1 million loan forgiveness); (ii) $0.5 million in interest; and (iii) $0.1 million in legal expenses. On September 30, 2019, the Company paid $0.4 million to Pinecone to terminate the Surviving Obligations.

Quail Creek Credit Facility

On August 1, 2019, the Company paid approximately $3.8 million to Congressional Bank to extinguish all obligations and amounts owed under the Quail Creek Credit Facility. The repayment amount was comprised of $3.9 million in principal after application of approximately $0.1 million in restricted cash.

Omega Lease Termination

Effective January 15, 2019, and as contemplated by the A&R New Forbearance Agreement, the Company’s lease for of two skilled nursing facilities, an 115-bed skilled nursing facility located in East Point, Georgia and an 184-bed skilled nursing facility located in Atlanta, Georgia (the “Omega Facilities”), which leases were due to expire August 2025 and which Omega Facilities the Company subleased to third party subtenants, were terminated by mutual consent of the Company and the lessor (affiliate of Omega Healthcare) and the sublessees (affiliates of Wellington) of each of the Omega Facilities (the “Omega Lease Termination”).

In connection with the Omega Lease Termination, the Company transferred approximately $0.4 million of all its integral physical fixed assets in the Omega Facilities to the lessor and on January 28, 2019 and received from the lessor gross proceeds of approximately $1.5 million, consisting of (i) a termination fee in the amount of $1.2 million and (ii) approximately $0.3 million to satisfy other net amounts due to the Company under the leases. The Company paid $1.2 million of such Omega Lease Termination proceeds to Pinecone on January 28, 2019, as required by the A&R New Forbearance Agreement, to reimburse Pinecone for approximately $0.3 million of certain unpaid expenses and partially prepay $0.9 million of the AdCare Property Holdings Loan.

The Omega Lease Termination contributed approximately $0.7 million income recorded in "Net loss attributable to Regional Health Properties, Inc. common stockholders" reported in the consolidated statement of operations for the year ended December 31, 2019.

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

NOTE 10. DISCONTINUED OPERATIONS

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

Discontinued operations activities reported in the table below consist of (i) recoveries, which is primarily releases of accruals for professional and general liability claims and bad debt expense recoveries, and (ii) other expense, net which is additional accruals for professional and general liability claims and expenses related to collections for amounts and activities originating prior to the Transition.

The following table summarizes the activity of discontinued operations for the years ended December 31, 2020 and 2019:

	Year Ending December 31,
(Amounts in 000’s)	2020	2019
Recoveries	(63)	(626)
Other expense, net	147	—
Net (loss) income	$(84)	$626

The Company’s major classes of discontinued operation’s assets and liabilities included within the Company’s consolidated balance sheets at December 31, 2020 and December 31, 2019, respectively are: (i) “Accounts payable” of $2.6 million and $3.4 million; and (ii) “Accrued expenses” of $0.7 million and $1.0 million.

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

There were no dividends paid on the common stock during the twelve months ended December 31, 2020 and for the twelve months ended December 31, 2019.

Preferred Stock

As of December 31, 2020, the Company had 2,811,535 shares of the Series A Preferred Stock issued and outstanding. The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to the redemption date.

No dividends were declared or paid on the Series A Preferred Stock for the twelve months ended December 31, 2020 and for the twelve months ended December 31, 2019.

Holders of the Series A Preferred Stock generally have no voting rights but have limited voting rights under certain circumstances, as described in the Charter. The Company is required to redeem the Series A Preferred Stock following a “Change of Control,” as defined in the Charter.

Dividends

The following table summarizes the preferred stock dividends in arrears at December 31, 2020:

	Date paid / Arrears date	Dividends Per Share	Dividend Arrears (in 000's)
Preferred Stock Dividends:
	12/31/2017	0.68	1,912
For the year ended December 31, 2017			$1,912
	3/31/2018	$0.68	$1,912
	6/30/2018	0.68	1,912
	9/30/2018	0.68	1,912
	12/31/2018	0.80	2,249
For the year ended December 31, 2018		$2.84	$7,985
	3/31/2019	$0.80	$2,250
	6/30/2019	0.80	2,249
	9/30/2019	0.80	2,249
	12/31/2019	0.80	2,249
For the year ended December 31, 2019		$3.20	$8,997
	3/31/2020	$0.80	$2,250
	6/30/2020	0.80	2,249
	9/30/2020	0.80	2,249
	12/31/2020	0.80	2,249
For the year ended December 31, 2020		$3.20	$8,997
Cumulative Total Outstanding			$27,891

*

The Board has suspended payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Such dividend suspension does not trigger a default under the Company’s outstanding indebtedness.

As of December 31, 2020, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $27.9 million of undeclared preferred stock dividends in arrears.  Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company legally available for the payment of distributions, cumulative preferential cash dividends at an annual rate equal to 10.875% of the $25.00 per share stated liquidation preference of the Series A Preferred Stock, which is equivalent to an annual rate of $2.72 per share. Dividends on the Series A Preferred Stock are payable quarterly in arrears, on March 31, June 30, September 30, and December 31, of each year, unless suspended by the Board. On June 8, 2018, the Board determined to continue suspension of the payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Under the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock shall continue to accrue and accumulate regardless of whether such dividends are declared by the Board.  As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for four dividends periods: (i) the annual dividend rate on the Series A Preferred Stock has increased to 12.875% ,which is equivalent to an annual rate of $3.20, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash; and (ii) the holders of the Series A Preferred Stock are entitled to vote, as a single class, for the election of two additional directors to serve on the Board, as further described in , and  subject  to  the requirements of, the Charter.

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

Stock Incentive Plans

On November 4, 2020, the Board adopted, subject to shareholder approval, the Regional Health Properties, Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The Company’s shareholders approved the 2020 Plan on December 16, 2020 at the 2020 Annual Meeting of Shareholders of the Company. The maximum number of shares of common stock authorized for issuance under the 2020 Plan is 250,000 shares, subject to certain adjustments. No awards may be made under the 2020 Plan after the 10th anniversary of the date of shareholder approval of the 2020 Plan, and no incentive stock options may be granted after the 10th anniversary of the date of Board approval of the 2020 Plan.

The 2020 Plan replaces the AdCare Health Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Plan”), which was assumed by Regional Health pursuant to the Merger. The 2011 Plan which was originally due to expire on March 28, 2021 and provided for a maximum of 168,950 shares of common stock to be issued. No additional awards may be granted under the 2011 Plan, effective upon shareholder approval of the 2020 Plan.

The shares of common stock underlying any awards granted under the 2020 Plan or the 2011 Plan that are forfeited, canceled, or otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2020 Plan. However, shares: (i) tendered or held back upon exercise of a stock option or other award under the 2020 Plan to cover the exercise price or tax withholding; and (ii) subject to a stock appreciation right that are not issued in connection with the stock settlement of the stock appreciation right upon exercise thereof, will not be added back to the shares of common stock available for issuance under the 2020 Plan.  In addition, shares of common stock repurchased by the Company on the open market will not be added back to the shares of common stock available for issuance under the 2020 Plan.

The following table summarizes employee and nonemployee stock based compensation for the years ended December 31, 2020 and 2019:

	Year Ending December 31,
Amounts in (000's)	2020	2019
Non-employee compensation:
Restricted stock	$49	$92
Total non-employee stock-based compensation expense	$49	$92
Total stock-based compensation expense	$49	$92

Common Stock Options

The following summarizes the Company’s employee and non-employee stock option activity for the years ended December 31, 2020 and 2019:

	Number of Options (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (000's) (a)
Outstanding and vested at December 31, 2018	15	$47.77	5.4	$—
Outstanding and vested at December 31, 2019	15	$47.77	4.4	$—
Expired	(2)	$49.73	—
Outstanding and vested at December 31, 2020	13	$47.53	3.5	$—

(a)	Represents the aggregate gain on exercise for vested in-the-money options.

No stock options were granted during the year ended December 31, 2020 or for the year ended December 31, 2019. At December 31, 2020, the Company has no unrecognized compensation expense related to options.

The following summary information reflects stock options outstanding, vested and related details as of December 31, 2020:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Exercisable (000's)	Weighted Average Exercise Price
$15.72 - $47.99	9	3.9	$46.81	9	$46.81
$48.00 - $51.60	4	2.8	$48.96	4	$48.96
Total	13	3.5	$47.53	13	$47.53

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

The following summarizes the Company’s employee and non-employee common stock warrant activity for the years ended December 31, 2020 and 2019:

	Number of Warrants (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (000's) (a)
Outstanding and vested at December 31, 2018	85	$45.53	3.7	$—
Expired	(27)	$31.72
Outstanding and vested at December 31, 2019	58	$52.09	4.0	$—
Outstanding and vested at December 31, 2020	58	$52.09	3.0	$—

(a)	Represents the aggregate gain on exercise for vested in-the-money warrants.

No warrants were granted during the years ended December 31, 2020 and December 31, 2019. The Company has no  unrecognized compensation expense related to common stock warrants as of December 31, 2020.

The following summary information reflects warrants outstanding, vested and related details as of December 31, 2020:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Exercisable (000's)	Weighted Average Exercise Price
$36.00 - $47.99	14	1.4	$46.71	14	$46.71
$48.00 - $59.99	42	3.5	$52.99	42	$52.99
$60.00 - $70.80	2	2.4	$70.80	2	$70.80
Total	58	3.0	$52.09	58	$52.09

Restricted Stock

The following summarizes the Company’s restricted stock activity for the years ended December 31, 2020 and 2019:

	Number of Shares (000's)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	48	$6.20
Vested	(19)	$8.65
Unvested at December 31, 2019	29	$4.63
Vested	(15)	$5.53
Unvested at December 31, 2020	14	$3.60

The remaining unvested shares at December 31, 2020 vested on January 1, 2021, resulting in minimal unrecognized compensation expense related to unvested restricted stock awards as of December 31, 2020.

NOTE 13. VARIABLE INTEREST ENTITIES

The Company has a loan receivable with Peach Health Sublessee. Such agreement creates a variable interest in Peach Health Sublessee that may absorb some or all of the expected losses of the entity. The Company does not consolidate the operating activities of the Peach Health Sublessee as the Company does not have the power to direct the activities that most significantly impact the entities’ economic performance. For more information, see Note 6 – Leases.

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

As of December 31, 2020, all of the Company’s facilities leased and subleased to third-party operators and managed for third-parties are certified by CMS and are operational (see Note 6 - Leases).

The Company believes that it is in compliance in all material respects with all applicable laws and regulations.

Legal Matters

The Company is party to various legal actions and administrative proceedings and is subject to various claims arising in the ordinary course of business, including claims that the services the Company provided during the time prior to the Transition, when it’s focus was operating skilled nursing facilities, resulted in injury or death to the residents of the Company’s facilities and claims related to employment, staffing requirements and commercial matters. Although the Company intends to vigorously defend itself in these matters, there is no assurance that the outcomes of these matters will not have a material adverse effect on the Company’s business, results of operations and financial condition.

As of December 31, 2020, the Company previously operated, and the Company’s tenants now operate, in an industry that is extremely regulated. As such, in the ordinary course of business, the Company’s tenants are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition, the Company believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations against or involving the Company, for the Company’s prior operations, or the Company’s tenants, whether currently asserted or arising in the future, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Professional and General Liability Claims

Claims on behalf of the Company’s Former Patients Prior to the Transition

As of December 31, 2020, the Company is a defendant in one professional and general liability action commenced on behalf of one of our former patients who received care at one of our facilities prior to the Transition. The plaintiff in this action alleges negligence due to failure to provide adequate and competent staff resulting in injuries, pain and suffering, mental anguish and malnutrition and seeks unspecified actual and compensatory damages, and unspecified punitive damages. This action is covered by insurance, except that any punitive damages awarded would be excluded from coverage.

During the twelve months ended December 31, 2020, no professional and general liability actions related to the Company’s former patients prior to the Transition were filed against the Company.

During the twelve months ended December 31, 2020, the Company settled one professional and general liability action, as outlined below.

•

On January 29, 2020, the Company executed a settlement, in compromise of a complaint filed in the Circuit Court of Pulaski County, in the State of Arkansas, by a former patient at one of our facilities, against the Company on May 16, 2017. The plaintiff alleged medical negligence and injury. The settlement was paid in 2020, in exchange for dismissal of the case with prejudice, in the total amount of $40,000.

Claims on behalf of the Company’s Prior or Current Tenant’s Former Patients after the Transition

As of December 31, 2020, the Company is a defendant in an aggregate of 12 additional professional and general liability actions (including the actions filed during the twelve months ended December 31, 2020 and described below). These 12 additional professional and general liability actions which set forth claims relating to time periods after the Transition, on behalf of former patients of our current or prior tenants. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing at the applicable facility operated by our tenants. These actions on behalf of former patients of our current or prior tenants all relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator (and of which four such actions relate to events which occurred after the Company sold such facilities) and are subject to such operators’ indemnification obligations in favor of the Company.

During the twelve months ended December 31, 2020, the following professional and general liability actions related to our current or former tenant’s former patients were filed against the Company.

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

During the twelve months ended December 31, 2020, one professional and general liability action was dismissed without prejudice as outlined below.

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

As of December 31, 2019, the Company reported it was a defendant in an aggregate of ten professional and general liability actions, primarily commenced on behalf of two of our former patients and eight of our current or prior tenant’s former patients. However this did not include the following case commenced on behalf of our current tenant’s former patient.

•

On December 2, 2019, a medical negligence action was filed in the State Court of Gwinnett County, Georgia, by Edward Brown against affiliates of Beacon and the Company, on behalf of, and alleging wrongful death of a patient, at the facility known as Southland Health Care and Rehab Center operated by an affiliate of Beacon. The plaintiff is seeking compensatory damages in an amount to be decided by an impartial jury for the actual expenses, other losses, wrongful death and unnecessary suffering in excess of $10,000. The Company is indemnified by affiliates of Beacon in this action. The Company believes that this action lacks merit and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in this action.

Self-Insurance Reserve

The Company has self-insured against professional and general liability actions since it discontinued its healthcare operations in connection with the Transition. The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses” in the Company’s audited consolidated balance sheets of $0.2 million and $0.5 million at December 31, 2020, and December 31, 2019, respectively. Additionally at December 31, 2020 and December 31, 2019, approximately $0.1 million and $0.3 million was reserved for settlement amounts in “Accounts payable” in the Company’s audited consolidated balance sheets.

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

In evaluating the adequacy of the self-insurance reserve in connection with the preparation of the Company’s financial statements for the year ended December 31, 2020, the Company also considered: (i) the change in the number of pending actions since December 31, 2019; (ii) the outcome of initial mediation sessions and the status of settlement negotiations; and (iii) defense counsel’s evaluation of estimated legal costs and other expenses if the pending actions were to be litigated to final judgment.

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

Other Legal Matters

Aria Bankruptcy Proceeding. On July 17, 2015, the Company made a short-term loan to Highlands Arkansas Holdings, LLC (“HAH”), an affiliate of Aria Health Group, LLC (“Aria”) and nine affiliates of HAH (collectively with HAH, the “Debtors”) for working capital purposes, and, in connection therewith, HAH executed a promissory note (the “HAH Note”) in favor of the Company. Since July 17, 2015, the HAH Note has been amended from time to time and had an outstanding principal balance of approximately $1.0 million that matured on December 31, 2015. On May 31, 2016 HAH filed petitions in the United States Bankruptcy Court for the District of Delaware for relief under Chapter 7. Following venue transfer from the Delaware court, these cases have been settled in the United States Bankruptcy Court for the Eastern District of Arkansas.  On March 13, 2019, the Company and the Chapter 7 bankruptcy trustee entered into an agreement to settle all existing and potential claims with respect to the $1.0 million HAH Note in exchange for $0.1 million which was paid to the Company in 2019.

Ohio Attorney General Action. On January 15, 2020, Ohio Attorney General (the “OAG”) voluntarily dismissed with prejudice all claims pending against the Company, certain subsidiaries of the Company and certain other parties, in the action they filed on October 27, 2016, in the Court of Common Pleas, Franklin County, Ohio. The lawsuit had alleged that defendants, including the Company, submitted improper Medicaid claims for independent laboratory services for glucose blood tests and capillary blood draws.

Hardin & Jesson Action. On August 5, 2019, the Company executed a settlement agreement with Hardin & Jesson pursuant to an action filed in Sebastian County Circuit Court - Fort Smith Division, Arkansas in regards to outstanding amounts for legal services provided to the Company. The settlement agreement provides for an agreed net outstanding liability of $0.3 million and provides for monthly payments by the Company of $13,888 beginning July 1, 2019 and continuing on the first day of each month thereafter until the $0.3 million liability is paid in full. As of the date of filing this Annual Report, the Company has two payments remaining.

NOTE 15. INCOME TAXES

There was no provision for income taxes attributable to continuing or discontinued operations for the years ended December 31, 2020 and 2019.

At December 31, 2020 and 2019, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(Amounts in 000's)	2020	2019
Net deferred tax asset (liability):
Allowance for doubtful accounts	$301	$52
Accrued expenses	684	661
Net operating loss carry forwards	17,927	17,464
Property, equipment & intangibles	(2,712)	(2,403)
Stock based compensation	210	211
Self-Insurance Reserve	46	113
Interest Expense - Limited under 163(j)	1,868	2,391
Total deferred tax assets	18,324	18,489
Valuation allowance	(18,324)	(18,489)
Net deferred tax liability	$—	$—

The items accounting for the differences between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Year Ended December 31,
	2020	2019
Federal income tax at statutory rate	21.0%	21.0%
State and local taxes	(38.7)%	1.9%
Nondeductible expenses	0.1%	0.2%
Change in valuation allowance	23.9%	(24.2)%
Deferred Tax Adjustments - NOL Expirations	(6.3)%	—
Other	—	1.1%
Effective tax rate	0.0%	0.0%

As of December 31, 2020, the Company had consolidated federal NOL carry forwards of $77.0 million. As a result of the Tax Reform Act, approximately $11.7 million of NOL’s generated in 2018 and after do not expire and are currently offset by a full valuation allowance. The NOLs generated before December 31, 2018, which amount to $65.3 million begin to expire in 2022 through 2037 and currently are offset by a full valuation allowance. As of December 31, 2020, the Company had consolidated state NOL carry forwards of $39.6 million. These NOLs begin to expire in 2021 through 2040 and currently are offset by a full valuation allowance.

Given the Company’s historical net operating losses, a full valuation allowance has been established on the Company’s net deferred tax assets. The Company has generated additional deferred tax liabilities related to its tax amortization of certain acquired indefinite lived intangible assets because these assets are not amortized for book purposes. The tax amortization in current and future years gives rise to a deferred tax liability which will only reverse at the time of ultimate sale or book impairment. As a result of the Tax Reform Act, NOL carry forwards generated in tax years 2018 and forward have an indefinite life.  For this reason, the Company has taken the position that the deferred tax liability related to the indefinite lived intangibles can be used to support an equal amount of the deferred tax asset related to the NOL carry forwards generated in tax years 2018 and forward.

The Company files federal, state and local income tax returns in the U.S. The Company is generally no longer subject to income tax examinations for years prior to fiscal 2017.

NOTE 16. BENEFIT PLANS

On March 29, 2019, the Company terminated it’s previously sponsored a 401(k) plan, which provided retirement benefits to eligible employees. All employees were eligible once they reached age 21 years and completed one year of eligible service. The Company’s plan allowed eligible employees to contribute up to 20% of their eligible compensation, subject to applicable annual Internal Revenue Code of 1986, as amended, limits. The Company provided 20% matching on employee contributions, up to 5% of the employee’s contribution. Total matching contributions during the year ended December 31, 2019 was approximately $1 thousand.

NOTE 17. RELATED PARTY TRANSACTIONS

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

Wellington – Lease Termination

On December 1, 2020, the Company entered into the Wellington Lease Termination with 3223 Falligant Avenue Associates, L.P. (“Tara Tenant”), 3460 Powder Springs Road Associates, L.P. (“Powder Springs Tenant”, together with Tara Tenant, the “Wellington Tenants”), Wellington (“Guarantor”) and Mansell Court Associates LLC (“Pledgor”). Tenants, Guarantor and Pledgor, together with each of their respective affiliates, shareholders, partners, members, managers, officers, directors and employees thereof, are the “Wellington Parties”.

Per the Wellington Lease Termination, possession, custody, control and operation of the Tara Facility and Powder Springs Facility transitioned from the Wellington Tenants to the Company (the “Wellington Transition”) at 12:01 a.m. on January 1, 2021 (the “Wellington Transition Date”), pursuant to the terms and provisions of the Operations Transfer Agreements (the “OTAs”) which the Company and the Wellington Tenants entered into in connection with the Wellington Lease Termination, which included customary termination events.

Such OTAs were subject to customary closing conditions and representations and warranties. The Wellington Transition was subject to the Georgia Department of Community Health’s (“DCH”) approval of the Change in Ownership Applications (the “Applications”), which such Applications were filed by Regional on December 2, 2020. On the Wellington Transition Date the Tenants: (i) paid all cash on hand at the Facilities to Regional; (ii) transferred and assigned all accounts receivable previously due to the Wellington Tenants as of the Transition Date; and (iii) entered into commercially reasonable Deposit Account Control Agreements with respect to all of the Wellington Tenants’ bank accounts that receive accounts receivable remittances. Additionally, on the Wellington Transition Date, the Company became liable for certain expenses including approximately $1.7 million in bed taxes in arrears. The Security Agreements survive the Wellington Transition and will remain in full force and effect in order to assist Regional in collecting the accounts receivable.

Scheduled rent payments under the Wellington Subleases constituted approximately 23% of the Company’s anticipated annual revenue in 2020. As of December 31, 2020, Regional recorded an estimated allowance of $1.4 million against a rent receivable of $2.7 million from the Wellington Tenants. As of the date of filing this Annual Report, the Company has collected $3.0 million pursuant to the Wellington Lease Termination which obligates the Company to satisfy bed tax arrears of approximately of $1.7 million. The Company can provide no assurance that we will be able to collect any of the estimated rent arrears in excess of the net $1.3 million already collected.

When the Transition occurred, the Wellington Subleases, Guarantees, Pledge Agreements and Subordination Agreements terminated automatically. Additionally, the Wellington Parties and Regional agreed to a mutual release whereby each party releases, acquits, and forever discharges one another from any and all charges, complaints, claims, liabilities, demands, costs, losses, debts, and expenses of any nature whatsoever (including attorneys’ fees and costs actually incurred), known or unknown, suspected or unsuspected, accrued or not accrued, whether in law in equity, that existed from the beginning of time to the Wellington Transition Date.

Subject only to the OTAs and the Agreement, Regional will not in any way be liable for any contractual obligations or liabilities of the Wellington Parties owed to third parties arising prior to the Wellington Transition Date. Regional will pay and/or assume all vacation days, sick days and paid time off accruing on or before the Wellington Transition Date.

Regional has indemnified the Wellington Parties from liabilities arising from or relating to any unpaid nursing home provider fees relating in any way to the Tara Facility and Powder Springs Facility for the period prior to and/or after December 1, 2020.

Empire – Sublease – Powder Springs Facility

Effective January 1, 2021, Regional leased the Powder Springs Facility to PS Operator an affiliate of Empire, pursuant to the PS Sublease.

The PS Sublease will expire on August 1, 2027, subject to two five-year optional extensions. For the first six months, the base rent under the PS Sublease will equal the Adjusted EBITDAR (as defined in the PS Sublease) of PS Operator to the extent derived from the Powder Springs Facility. For months seven through twenty-four, the base rent will equal 80% of the Adjusted EBITDAR; however, beginning with month thirteen the base rent may not exceed $150,000 per month. Beginning with month twenty-five, the base rent will be $140,000 per month.

For the first three months, if Adjusted EBITDAR (as defined in the PS Sublease) is less than $0, PS Operator will not pay any base rent and the Company would reimburse PS Operator an amount equal to the amount by which each period’s Adjusted EBITDAR is less than $0. Beginning with the fourth month and thereafter, the PS Sublease will be a “triple net” lease with PS Operator responsible for payment of all expenses in addition to rent.

If the monthly average adjusted cash flows of PS Operator (as described in the PS Sublease) is less than $100,000 for any consecutive three-month period after the sixth month of the PS Sublease, then Regional may terminate the PS Sublease subject to the conditions set forth in the PS Sublease. The PS Sublease also includes customary covenants, events of default and indemnification obligations.

Portfolio Stabilization Measure- Operation of the Tara Facility

Effective January 1, 2021, Regional began operating the Tara Facility and entered into the Vero Management Agreement with Vero Health under which Vero is providing management consulting services for the Tara Facility. An affiliate of Vero operates Regional’s Mountain Trace Facility pursuant to a lease between Regional and the affiliate of Vero Health dated February 28, 2019.

Under the Management Agreement, Regional pays Vero Health a monthly management fee equal to 5% of the Adjusted Gross Revenues (as defined in the Vero Management Agreement) of the Tara Facility. The Vero Management Agreement also includes customary covenants, termination provisions and indemnification obligations.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this evaluation, management used the framework and criteria set forth in the report entitled Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.  Based on this evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10.    Directors, Executive Officers and Corporate Governance

Information About our Executive Officers

The following table sets forth certain information with respect to our executive officers and directors.

Name	Age	Position
Brent Morrison	45	Chief Executive Officer, President and Director
Benjamin A. Waites	59	Chief Financial Officer and Vice President
Michael J. Fox	43	Director
Kenneth W. Taylor	60	Director
David A. Tenwick	83	Director

Directors are elected at each of the Company’s annual meeting of shareholders to serve until the Company’s next annual meeting of shareholders.  The terms of the Company’s current directors expire at the Company’s 2021 annual meeting of shareholders. Executive officers serve at the discretion of the Board. See Part III, Item 11, “Executive Compensation Arrangements” of this Annual Report for more information.

Biographical information with respect to each of our executive officers and directors is set forth below.

Brent Morrison.  Mr. Morrison has served as the Company’s Chief Executive Officer and President since March 25, 2019, as Interim Chief Executive Officer and Interim President from October 18, 2017 to March 24, 2019, and as a director since October 2014. Mr. Morrison is currently the Managing Director of Zuma Capital Management LLC, a position he has held since 2012. Prior thereto, Mr. Morrison was a Research Analyst for Wells Fargo Advisors from 2012 to 2013, the Senior Research Analyst at the Strome Group, a private investment firm, from 2009 to 2012, a Research Analyst at Clocktower Capital, LLC, a global long/short equity hedge fund based in Beverly Hills, California, from 2007 to 2009 and a Vice President of Wilshire Associates, a financial consulting firm, from 1999 to 2007. Mr. Morrison also served on the board of directors of iPass Inc., which provides global enterprises and telecommunications carriers with cloud-based mobility management and Wi-Fi connectivity services, from May 2015 to June 2016. Mr. Morrison’s expertise and background in the financial and equity markets provide experience that the Board considers valuable.

Benjamin A. Waites.  Mr. Waites, has served as the Company’s Chief Financial Officer and Vice President since September 8, 2020. From June 2010 to May 2020, Mr. Waites served as Vice President of Finance and Assistant Treasurer for Cajun Operating Company, Inc., the franchisor and operator of over 1,600 restaurant locations.  From April 2008 to June 2010, Mr. Waites previously served as Chief Accounting Officer of Lavie Healthcare, operator of 125 skilled nursing and rehabilitation centers, and RARE Hospitality, operator of LongHorn Steakhouse and The Capital Grille.  In these positions, Mr. Waites developed and led financial teams that supported domestic and international growth platforms and was instrumental in a variety of strategic and capital transactions.  He started his career in public accounting, with positions in both the Entrepreneurial Services Group and Audit department of Ernst & Young.  Mr. Waites graduated from Harding University and is a Georgia certified public accountant.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of our common stock (the “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership with the SEC. Reporting Persons are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that the Reporting Persons complied with all Section 16(a) filing requirements since January 1, 2020, except that Mr. Waites filed a late report on Form 3 with respect to his appointment as Chief Financial Officer and Vice President.

Code of Ethics

We have adopted a written code of conduct, our Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the Company (including our principal executive officer, principal financial officer, and principal accounting officer or controller, and any person performing similar functions). Our Code of Business Conduct and Ethics is available in the corporate governance subsection of the investor relations page of our website, www.regionalhealthproperties.com, and is also available in print upon written request to our Corporate Secretary, Regional Health Properties, Inc., 454 Satellite Boulevard NW, Suite 100, Suwanee, Georgia 30024.

Item 11.    Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation awarded to, paid to or earned by or accrued for our principal executive officer and our other most highly compensated executive officers whose total compensation exceeded $100,000 for the years ended December 31, 2020 and December 31, 2019 (collectively, our “named executive officers”):

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	All Other Compensation ($)		Total ($)
Brent Morrison*	2020	180,000		—	—	29,892	(1)	209,892
Chief Executive Officer, President and Director
(principal executive officer)	2019	135,000	(2)	45,000	—	83,415	(3)	263,415

E. Clinton Cain**	2020	93,750		—	—	67,513	(4)	161,263
Former Interim Chief Financial Officer, Former Senior Vice President
and Former Chief Accounting Officer	2019	150,000		37,500	—	—		187,500
(former principal accounting officer)
Benjamin A. Waites***	2020	54,665	(5)	—	—	—		54,665
Chief Financial Officer and Vice President
(principal financial officer)	2019	—		—	—	—		—

*Mr. Morrison, a director of the Company since October 2014, commenced serving as the Company’s Chief Executive Officer and President (and principal executive officer) on March 25, 2019 (when he became an employee of the Company). Mr. Morrison previously served as the Company’s Interim Chief Executive Officer and Interim President (and principal executive officer) from October 18, 2017 until March 24, 2019 (during which time he was a non-employee, independent contractor to the Company).

**Mr. Cain served as the Company’s Interim Chief Financial Officer (and principal financial and accounting officer) from October 18, 2017 until August 15, 2020.

***Mr. Waites commenced serving as the Company’s Chief Financial Officer and Vice President (and principal financial officer) on September 8, 2020.

(1)	Represents: $29,892 reimbursed for housing expenses in connection with his duties as Chief Executive Officer and President. See “Executive Compensation Arrangements” below.
(2)	Represents the amount of Mr. Morrison’s pro-rata annual salary of $180,000, paid to Mr. Morrison as an employee from March 25, 2019 through December 31, 2019.
(3)

Represents: (i) director compensation paid to Mr. Morrison as a non-employee director from January 1, 2019 through March 24, 2019 of $5,548; (ii) $32,867 reimbursed for housing expenses, commuting to and from work, and relocation expenses in connection with his duties as Interim Chief Executive Officer and Interim President from January 1, 2019 through March 24, 2019; and (iii) $45,000 paid for his services as Interim Chief Executive Officer and Interim President from January 1, 2019 through March 24, 2019.  See “Executive Compensation Arrangements” below.

(4)

Represents: (i) $10,475 accrued employee vacation payout; and (ii) $57,038 non-employee consulting fees, earned in accordance with a consulting agreement, by Mr. Cain subsequent to August 15, 2020. See “Compensation Arrangements With Former Executive Officers below” below.

(5)	Represents the amount of Mr. Waites’s pro-rata annual salary of $175,000, paid to Mr. Waites as an employee from September 8, 2020 through December 31, 2020.

Executive Compensation Arrangements

Mr. Morrison. Mr. Morrison, a director of the Company since October 2014, commenced serving as the Company’s Chief Executive Officer and President (and principal executive officer) on March 25, 2019 and served as Interim Chief Executive Officer and Interim President (and principal executive officer) from October 18, 2017 to March 24, 2019.

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

On March 25, 2019, upon the Board’s appointment of Mr. Morrison as the Company’s Chief Executive Officer and President, the Board and the Compensation Committee determined that that Mr. Morrison’s then-current compensation plan will remain place, with withholdings as an employee, until the Company negotiates and executes an Employment Agreement with Mr. Morrison.

On June 3, 2019, the Board approved a one-time bonus equal to three months of his current salary in the amount of $45,000 paid upon the closing of the four building sale to MED and upon repayment of the amounts owed to Pinecone.

Benjamin A. Waites.  Mr. Waites has served as the Company’s Chief Financial Officer since September 8, 2020. In connection with Mr. Waites’ appointment by the Board as Chief Financial Officer and Vice President on September 4, 2020, the Company and Mr. Waites executed an offer letter pursuant to which Mr. Waites will receive an annual salary of $175,000 and will be eligible for a bonus based upon a predetermined bonus structure. Mr. Waite’s employment with the Company is “at will” and he or the Company can terminate his employment with or without cause at any time.

Compensation Arrangements With Former Executive Officers

E. Clinton Cain.  Mr. Cain resigned from the Company effective August 15, 2020, after serving as the Company’s Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer since October 18, 2017 and its Senior Vice President, Chief Accounting Officer and Controller since February 4, 2016.  Pursuant to a Consulting Agreement executed September 2, 2020, and effective August 16, 2020, Mr. Cain agreed to provide to the Company certain consulting and transition services and to serve, on an interim basis, as the Company’s principal financial officer and principal accounting officer. Mr. Cain ceased serving as the principal financial officer and principal accounting officer upon Mr. Waites commencing his service as Chief Financial Officer and Vice President (and principal financial officer and principal accounting office), and Mr. Cain has continued to provide consulting services since such date. The Consulting Agreement provides compensation to Mr. Cain of up to $165 per hour depending on the nature of tasks required. The Company can terminate the Consulting Agreement at any time upon notice to Mr. Cain.

On June 3, 2019, the Board approved a one-time bonus equal to three months of Mr. Cain’s current salary in the amount of $37,500, which was paid in cash upon the closing of our sale of four healthcare properties to MED and upon repayment of the amounts owed to Pinecone.

Retirement Programs

Our retirement programs were designed to facilitate the retirement of employees, including our named executive officers, who have performed for us over the long term.  Until March 29, 2019, we maintained a 401(k) plan with a match of 20% of the first 5% of an employee’s contribution as well as non-qualified employee stock purchase program.  The terms of these plans are essentially the same for all employees.  Our named executive officers participated in the plans on the same basis as all other employees.  We do not provide our named executive officers any special retirement benefits.

Outstanding Equity Awards at Fiscal Year-End Table

The Outstanding Equity Awards at Fiscal Year-End table below sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2020:

	OPTION AWARDS*				STOCK AWARDS*
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)— Unexercisable	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Award: Total Number of Unearned Shares, Units or Other Rights that have Not Vested		Equity Incentive Plan Award: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested
Brent Morrison, Chief Executive Officer, President and Director	4,323	—	$46.80	12/17/2024	3,476	(1)	$12,444
(principal executive officer)
Benjamin A. Waites 'Chief Financial Officer and Vice President	—	—	$—	—	—		$—
(principal financial officer)
E. Clinton Cain, Former Interim Chief Financial Officer, Former Senior Vice President and Former Chief Accounting Officer	—	—	$—	—	—		$—
(former principal financial officer and former principal accounting officer)

*

Reflects our one-for-twelve Reverse Stock Split that became effective on December 31, 2018. See Part II, Item 8, Financial Statements and Supplemental Data, Note 1 – Summary of Significant Accounting Policies in this Annual Report for further information.

(1)	Restricted shares vest on the following schedule: 3,476 shares on January 1, 2021.

Director Compensation

Director Compensation and Reimbursement Arrangements

On March 10, 2021, the Board and the Compensation Committee approved the Company’s director compensation plan for the year ending December 31, 2021. Pursuant to this plan, 2021 director fees for all directors (excluding Mr. Morrison), were set at $24,000 payable in cash in monthly payments of $2,000.

On March 13, 2020, the Board and the Compensation Committee approved the Company’s director compensation plan for the year ending December 31, 2020. Pursuant to this plan, 2020 director fees for all directors (excluding Mr. Morrison), were set at $24,000 payable in cash in monthly payments of $2,000.

In addition, each director also received, or will receive, a payment of $1,000 in cash for each in-person Board meeting and each in-person shareholder meeting attended during the year ended December 31, 2021 and ending December 31, 2020.  Directors are also reimbursed for travel and other out-of-pocket expenses in connection with their duties as directors.

Director Compensation Table

The following table sets forth information regarding compensation paid to our non-employee directors for the year ended December 31, 2020. Directors who are employed by us do not receive any compensation for their activities related to serving on the Board:

Name	Fees earned or paid in cash $	Stock awards $	All other compensation (1) $	Total $
Michael J. Fox	24,000	—	—	24,000
Kenneth W. Taylor	24,000	—	1,000	25,000
David A. Tenwick	24,000	—	607	24,607

(1)	The amounts set forth reflect amounts reimbursed for in person attendance of Board meetings and the associated other out-of-pocket expenses in connection with their duties as directors.

The number of outstanding exercisable and unexercisable options and warrants, and the number of unvested shares of restricted stock held by each of our non-employee directors as of December 31, 2020 are shown below:

	As of December 31, 2020
	Number of Shares Subject to Outstanding Options or Warrants (1)		Number of Shares of Unvested (1)
Director	Exercisable	Unexercisable	Restricted Stock
Michael J. Fox (2)	6,129	—	3,476
Kenneth W. Taylor (3)	—	—	3,187
David A. Tenwick (4)	2,315	—	3,476

(1)

Reflects our one-for-twelve Reverse Stock Split that became effective on December 31, 2018. See Part II, Item 8, Financial Statements and Supplemental Data, Note 1 – Summary of Significant Accounting Policies in this Annual Report for further information.

(2)

Includes: (i) options to purchase 1,806 shares of common stock, with an expiration date of January 1, 2024, at an exercise price of $48.72 per share; (ii) options to purchase 4,323 shares of common stock, with an expiration date of December 17, 2024, at an exercise price of $46.80 per share; and (iii) 3,476 shares of restricted common stock which vested on January 1, 2021.

(3)	Represents shares of restricted common stock which vested on January 1, 2021.
(4)

Includes: (i) options to purchase 2,315 shares of common stock, with an expiration date of January 1, 2024, at an exercise price of $48.72 per share; and (ii) 3,476 shares of restricted common stock which vested on January 1, 2021.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

The following table furnishes information, as of March 15, 2021, as to shares of the common stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of the common stock, (ii) each of our directors and our named executive officers identified in Part III, Item 11., “Executive Compensation - Summary Compensation Table” of this Annual Report; and (iii) our directors and executive officers as a group. As of March 15, 2021, there were 1,688,219 shares of common stock outstanding.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (a) (2)		Percent of Outstanding Common Stock (3)
5% Beneficial Owners (Excluding Directors and Named Executive Officers):
Christopher Brogdon (4)	85,390	(6)	5.1%
Connie B. Brogdon (5)	85,390	(7)	5.1%
Directors and Named Executive Officers:
Michael J. Fox	84,121	(8)	5.0%
David A. Tenwick	54,300	(9)	3.2%
Brent Morrison	19,816	(10)	1.2%
Kenneth W. Taylor	9,562	(11)	*
E. Clinton Cain**	650	(12)	*
Benjamin A. Waites	—		*
All Directors and Executive Officers as a Group:	168,449		9.9%

(a)

Reflects our one-for-twelve Reverse Stock Split that became effective on December 31, 2018. See Part II, Item 8, Financial Statements and Supplemental Data, Note 1 – Summary of Significant Accounting Policies in this Annual Report for further information.

*	Less than one percent.
**	Mr. Cain ceased serving as the Company’s Interim Chief Financial Officer (and principal financial officer) on August 15, 2020.
(1)	The address for each of our directors and executive officers is c/o Regional Health Properties, Inc., 454 Satellite Boulevard NW, Suite 100, Suwanee, Georgia 30024.
(2)	Except as otherwise specified, each individual has sole and direct beneficial voting and dispositive power with respect to shares of the common stock indicated.
(3)	Percentage is calculated based on 1,688,219 shares of common stock outstanding as of March 15, 2021.
(4)	The address for Mr. Brogdon is 88 West Paces Ferry Road N.W., Atlanta, Georgia 30305.
(5)	The address for Ms. Brogdon is 88 West Paces Ferry Road N.W., Atlanta, Georgia 30305.
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

(8)

The information set forth in this table regarding Michael J. Fox is based on a Schedule 13 D/A filed with the SEC on April 4, 2017 and other information known to the Company. Includes: (i) 15,492 shares of common stock held directly by Mr. Fox; (ii) 62,500 shares of common stock held by affiliates of Mr. Fox; (iii) options to purchase 1,806 shares of common stock held directly by Mr. Fox at an exercise price of $48.72 per share; and (iv) options to purchase 4,323 of common stock held directly by Mr. Fox at an exercise price of $46.80 per share. See Part III, Item 10, “Directors, Executive Officers and Corporate Governance - Arrangements with Directors Regarding Election/Appointment” in this Annual Report”

(9)	Includes: (i) 51,985 shares of common stock held by Mr. Tenwick; and (ii) options to purchase 2,315 shares of common stock at an exercise price of $48.72 per share.
(10)	Includes: (i) 15,493 shares of common stock held by Mr. Morrison; and (ii) options to purchase 4,323 shares of common stock held by Mr. Morrison at an exercise price of $46.80 per share.
(11)	Includes 9,562 shares of common stock held by Mr. Taylor.
(12)	Includes 650 shares of common stock held by Mr. Cain.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2020, with respect to shares of the common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval. The information includes the number of shares covered by and the weighted average exercise price of outstanding options and warrants and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights. A one-for-twelve Reverse Stock Split became effective on December 31, 2018 for all issued and outstanding shares, including amounts authorized for issuance under the equity incentive plans. Accordingly, all share and per share amounts have been adjusted to reflect this Reverse Stock Split for all periods presented.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants		Weighted -Average Exercise Price of Outstanding Options, Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	13,406	(2)	$47.53	250,000	(1)
Equity compensation plans not approved by security holders (3)	57,552		$52.09	---
Total	70,958		$51.23	250,000

(1)Represents shares available for future issuance under the 2020 Plan, which was approved by the Company’s shareholders on December 16, 2020 at the 2020 Annual Meeting of Shareholders of the Company.

(2)Represents options issued pursuant to the Company’s 2011 Stock Incentive Plan, which was approved by our shareholders.

(3)Represents warrants issued outside of our shareholder approved plan as described below. The warrants listed below contain certain anti-dilution adjustments and, therefore, were adjusted for stock dividends in October 2010, October 2011, and October 2012, if and as applicable. The share numbers and exercise prices below reflect all such applicable adjustments.

•

On December 19, 2011, we issued to David Rubenstein, as inducement to become our Chief Operating Officer, ten-year warrants, which as of December 31, 2020 represent the right to purchase an aggregate 14,583 shares of common stock at exercises prices per share ranging from $47.16 to $54.96, and may be exercised for cash or on a cashless exercise basis. All such warrants are fully vested.

•

On December 28, 2012, we issued to Strome Alpha Offshore, Ltd., as partial consideration for providing certain financing to the Company, a ten-year warrant to purchase 4,167 shares of common stock at an exercise price per share of $45.60. Such warrant is fully vested.

•

On May 15, 2013, we issued to Ronald W. Fleming, as an inducement to become our then Chief Financial Officer, a ten-year warrant, which as of December 31, 2020, represents the right to purchase 1,945 shares of common stock at an exercise price of $70.80, and may be exercised for cash or on a cashless exercise basis. Such warrant is fully vested.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Letter Agreement. On March 3, 2014, the Company entered into a letter agreement with Christopher F. Brogdon (a former officer and director of the Company) and entities controlled by him, pursuant to which, among other things: (i) the parties agreed to terminate the management agreements between subsidiaries of the Company and certain Brogdon entities; and (ii) Mr. Brogdon executed a promissory note in favor of the Company with an original principal amount of $523,663, which represented amounts owed by the Brogdon entities pursuant to the management agreements, among other items (the “Brogdon Note”). After March 3, 2014, the principal amounts under the Brogdon Note were modified based on affiliate current account balances relating to items such a property taxes, receipts from sales of underlying property and other charges owing.

On October 10, 2014, Riverchase Village ADK, LLC, an entity then controlled by Mr. Brogdon (“Riverchase”), issued a promissory note in favor of the Company in the principal amount of $177,323 (the “Riverchase Note”), which represented amounts paid by the Company for property taxes for, and revenue bond obligations with respect to, the Riverchase Village facility, an assisted living facility located in Hoover, Alabama and owned by Riverchase. Riverchase financed its purchase of the Riverchase Village facility using such revenue bonds, and the Company guaranteed Riverchase’s obligations thereunder.

During the twelve months ended December 31, 2019, the Company determined that it would be unprofitable for the Company to continue to pursue settlement of the fully provisioned outstanding balances under the Brogdon Note and the Riverchase Note following Mr. Brogdon and his wife’s Chapter 11 voluntary bankruptcy petition filed on September 15, 2017 in the United States Bankruptcy Court for the Northern District of Georgia. At the time of such determination, the amounts owed under the Brogdon Note and the Riverchase Note were $268,663 and $95,000, respectively.

Personal Guarantor on Loan Agreements. Mr. Brogdon serves as personal guarantor on one certain loan agreement entered into by the Company prior to 2015. At December 31, 2020 and December 31, 2019, the total outstanding principal owed under such loan agreements was approximately $5.1 million and $5.2 million, respectively.

For a description of arrangements with Mr. Fox (a director of the Company, see “Arrangements with Directors Regarding Election/Appointment” in Part III, Item 10.  - Directors, Executive Officers and Corporate Governance in this Annual Report.

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

Director Independence

The NYSE American listing standards for smaller reporting companies require that at least 50% of the members of a listed company’s Board qualify as “independent,” as defined under NYSE American rules and as affirmatively determined by the company’s Board. After review of all the relevant transactions and relationships between each director (and his family members) and the Company, senior management and our independent registered public accounting firm, the Board affirmatively determined that at all times during the year ended December 31, 2020, and through the date of filing this Annual Report, the following directors (while serving as such) were independent within the meaning of applicable NYSE American rules: Messrs. Fox, Tenwick and Taylor.

For purposes of determining the independence of Mr. Fox, the Board considered the Fox Agreement. See “Arrangements with Directors Regarding Election/Appointment” in Part III, Item 10.  - Directors, Executive Officers and Corporate Governance of this Annual Report.

Item 14.    Principal Accountant Fees and Services

Pursuant to appointment by the Audit Committee, Cherry Bekaert, LLP (“Cherry Bekaert”) has audited the financial statements of the Company and its subsidiaries for the years ended December 31, 2020 and 2019, respectively.

The following table sets forth the aggregate fees that Cherry Bekaert billed or will bill to the Company for the years ended December 31, 2020 and 2019, respectively. All of the fees were approved by the Audit Committee in accordance with its policies and procedures.

	Year Ended December 31,
(Amounts in 000's)	2020	2019
Audit fees (total)(1)	$236	$231
Audit-related fees (total)(2)	—	—
Tax fees	—	—
All other fees	—	—
Cherry Bekaert Total fees	$236	$231

(1)

Audit fees include fees associated with professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q during the twelve months ended December 31, 2020 and 2019.

(2)	Audit related fees include fees for additional services related to acquisitions, registration statements and other regulatory filings.

Pre-Approval Policy

The Audit Committee is required to pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the Audit Committee prior to completion of the audit. The Audit Committee pre-approved all of the non-audit services provided by our independent registered public accounting firm in 2020 and 2019.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.    The following financial statements of Regional Health Properties, Inc. and its Subsidiaries are included in Part II, Item 8 of this Annual Report.

(i)	Consolidated Balance Sheets—December 31, 2020 and 2019;
(ii)	Consolidated Statements of Operations—Years ended December 31, 2020 and 2019;
(iii)	Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2020 and 2019;
(iv)	Consolidated Statements of Cash Flows—Years ended December 31, 2020 and 2019; and
(v)	Notes to Consolidated Financial Statements.

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1	Asset Purchase Agreement, dated March 8, 2017, by and between Meadowood Retirement Village, LLC, and Meadowood Properties, LLC, and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
2.2	Agreement and Plan of Merger by and between AdCare Health Systems, Inc., and Regional Health Properties, Inc., dated July 7, 2017	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on July 11, 2017
3.1	Amended and Restated Bylaws of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
3.2	Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
3.3	Certificate of Merger, effective September 29, 2017	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
3.4	Articles of Amendment to Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective December 31, 2018	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K12 filed on December 28, 2018
4.1	Form of Common Stock Certificate of Regional Health Properties, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
4.2	Description of Regional Health Properties, Inc. Capital Stock	Incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
4.3*	2005 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.4*	AdCare Health Systems, Inc. 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.5*	Regional Health Properties, Inc. 2020 Equity Incentive Plan	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 17, 2020
4.6*	Form of Non-Statutory Stock Option Agreement	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.7*	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.8*	Warrant to Purchase Shares of Common Stock, dated March 31, 2011, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-3 (File No. 333-175541)

Exhibit No.	Description	Method of Filing
4.9	Registration Rights Agreement, dated April 29, 2011, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-3 (File No. 333-175541)
4.10	Registration Rights Agreement, dated March 31, 2011, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-3 (File No. 333-175541)
4.11	Form of Registration Rights Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 5, 2012
4.12	Form of Warrant to Purchase Common Stock of the Company	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-3 (File No. 333-175541)
4.13	Warrant to Purchase 312,500 Shares of Common Stock, dated April 1, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
4.14	Warrant to Purchase 300,000 Shares of Common Stock, dated March 30, 2012, issued by AdCare Health Systems, Inc. to Cantone Asset Management LLC	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
4.15	Warrant to Purchase 100,000 Shares of Common Stock, dated July 2, 2012, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
4.16	Warrant to Purchase 50,000 Shares of Common Stock, dated December 28, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.17	Warrant to Purchase 15,000 Shares of Common Stock, dated August 31, 2012, issued by AdCare Health Systems, Inc. to Hayden IR, LLC	Incorporated by reference to Exhibit 4.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.18*	Warrant to Purchase 70,000 Shares of Common Stock, dated May 15, 2013, issued by AdCare Health Systems, Inc. to Ronald W. Fleming	Incorporated by reference to Exhibit 4.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.19	Warrant to Purchase 75,000 shares of Common Stock, dated October 26, 2013, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013
4.20	Form of Registration Rights Agreement, dated March 28, 2014, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 4.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
4.21

Form of Warrant, dated March 28, 2014, issued by AdCare Health Systems, Inc. to the placement agent and its affiliates in connection with the offering of 10% Subordinated Convertible Notes Due April 30, 2015

Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014
4.22	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Incorporated by reference to Exhibit 10.23 of the Registrant’s annual report on form 10-KSB as amended March 31, 2008

Exhibit No.	Description	Method of Filing
4.23*	Unsecured Promissory Note, pursuant to Settlement Agreement dated September 26, 2017, effective October 4, 2017 by and between Regional Health Properties Inc., and William McBride, III	Incorporated by reference to Exhibit 4.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 14, 2017
10.1*	Employment Agreement between AdCare Health Systems, Inc. and David A. Tenwick, dated September 1, 2008	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed September 8, 2008
10.2	Regulatory Agreement and Mortgage Note between The Pavilion Care Center, LLC and Red Mortgage Capital, Inc., in the original amount of $2,108,800 dated November 27, 2007	Incorporated by reference to Exhibit 10.24 of the Registrant’s annual report on form 10-KSB as amended March 31, 2008
10.3	Regulatory Agreement and Mortgage Note between Hearth & Care of Greenfield and Red Mortgage Capital, Inc., in the original amount of $2,524,800 dated July 29, 2008	Incorporated by reference to Exhibit 10.31 of the Registrant’s annual report on form 10-K filed March 31, 2009
10.4	Loan Agreement and Secured Promissory Note between Coosa Nursing ADK, LLC, and Metro City Bank in the original amount of $7,500,000 dated September 30, 2010	Incorporated by reference to Exhibits 10.1 and 10.2 of the Registrant’s Form 8-K filed October 6, 2010
10.5	Mt. Kenn Property Holdings, LLC Deed to Secure Debt, Assignment of Rents and Security Agreement dated April 29, 2011	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 5, 2011
10.6	CP Property Holdings, LLC Loan Agreement dated May 27, 2011	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 6, 2011
10.7	Form of Promissory Note, issued by Mount Trace Nursing ADK, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2011
10.8	Amendment, dated June 22, 2011, between Hearth & Home of Ohio, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 28, 2011
10.9	Guaranty, dated May 26, 2011, made by Christopher F. Brogdon	Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.10	Guaranty, dated May 26, 2011, made by Connie B. Brogdon	Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.11	Commercial Guaranty, dated May 25, 2011,made by Christopher F. Brogdon	Incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.12	Commercial Guaranty, dated May 25, 2011, made by Connie B. Brogdon	Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.13	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10	Incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

Exhibit No.	Description	Method of Filing
10.14	Term Note, dated July 27, 2011, made by Erin Property Holdings, LLC in favor of Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.15	Note, dated July 27, 2011, made by Erin Property Holdings, LLC, in favor of Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.16	Term Loan Agreement, dated July 27, 2011, among Erin Property Holdings, LLC, Erin Nursing, LLC, AdCare Health Systems, Inc. and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.17	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.18	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.19	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.20	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.21	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.22	Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.23	Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.24	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.25	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

Exhibit No.	Description	Method of Filing
10.26	Guaranty, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.27	Guaranty, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan	Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.28	Unconditional Guaranty Business and Industry Guarantee Loan Program, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.29	Unconditional Guarantee Business and Industry Guarantee Loan Program, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan	Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.30	Unconditional Guarantee, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.31	Unconditional Guarantee, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the SBA Loan	Incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.32	Escrow Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Bank of Atlanta, and Bank of Atlanta as Escrow Agent, with respect to the USDA Loan and the SBA Loan	Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.33	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.34	Loan Agreement, dated September 6, 2011, by and between CP Property Holdings, LLC; CP Nursing, LLC; and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.35	Promissory Note, dated September 6, 2011, issued by CP Property Holdings, LLC, in favor of Economic Development Corporation of Fulton County, in the amount of $2,034,000	Incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.36	Deed to Secure Debt and Security Agreement, made an entered into September 6, 2011, by and between CP Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
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

Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2019
10.228	Promissory Note, dated April 16, 2020, by and between AdCare Administrative Service, LLC and Greater Nevada Credit Union (PPP Loan)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020
10.229	Note Modification Agreement, dated as of May 1, 2020, by and between Coosa Nursing ADK, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020
10.230	Extension Agreement, dated as of July 15, 2020, by and between Mountain Trace Nursing ADK, LLC and Community Bank & Trust – West Georgia	Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020
10.231	Note and Loan Modification Agreement, dated as of September 3, 2020, by and between Erin Property Holdings, LLC and Regional Health Property, Inc. and Cadence Bank, NA	Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020
10.232	Amended Promissory Note, dated as of August 27, 2020, by and between OS Tybee, LLC, SB Tybee, LLC, JV Jeffersonville, LLC and Regional Health Property, Inc.	Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020

Exhibit No.	Description	Method of Filing
10.233	Agreement Regarding Lease and Note, dated as of August 27, 2020, by and between OS Tybee, LLC, SB Tybee, LLC, JV Jeffersonville, LLC and Regional Health Property, Inc.	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020
10.244	Consulting Agreement, dated as of August 16, 2020, by and between E. Clinton Cain and Regional Health Property, Inc.	Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020
10.245	Lease, dated as of January 1, 2021, by and between ADK Georgia, LLC and PS Operator, LLC.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed January 7, 2021
10.246	Management Consulting Services Agreement, dated as of January 1, 2021 by and between Vero Health Management, LLC, and Tara Operator, LLC.	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed January 7, 2021
10.247

Agreement Regarding Leases, dated as of On December 1, 2020, by and between Regional Health Properties, Inc., and 3223 Falligant Avenue Associates, L.P., 3460 Powder Springs Road Associates, L.P., Wellington Healthcare Services II, L.P. and Mansell Court Associates LLC

Filed herewith
10.248*	Offer Letter, dated as of September 4, 2020 by and between Benjamin A. Waites and Regional Health Property, Inc.	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Cherry Bekaert LLP	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

*	Identifies a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regional Health Properties, Inc.

by:	/s/ BRENT MORRISON
Brent Morrison
Chief Executive Officer and President
March 29, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ BRENT MORRISON
Brent Morrison	Director, Chief Executive Officer, and President (Principal Executive Officer)	March 29, 2021

/s/ BENJAMIN A. WAITES
Benjamin A. Waites	Chief Financial Officer and Vice President (Principal Financial Officer and Principal Accounting Officer)	March 29, 2021

/s/ MICHAEL J. FOX
Michael J. Fox	Director	March 29, 2021

/s/ DAVID A. TENWICK
David A. Tenwick	Director	March 29, 2021

/s/ KENNETH W. TAYLOR
Kenneth W. Taylor	Director	March 29, 2021