Form 10-Q
period 2021-03-31
REGIONAL HEALTH PROPERTIES, INC
filed 2021-05-14
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021:  1,688,219 shares of common stock, no par value, were outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I.  Financial Information

Item 1.	Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Property and equipment, net	$51,961	$52,533
Cash	6,196	4,186
Restricted cash	2,991	3,306
Accounts receivable, net of allowance of $72 and $1,381	1,851	2,100
Prepaid expenses and other	854	328
Notes receivable	424	444
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	152	158
Right-of-use operating lease assets	32,811	33,740
Goodwill	1,585	1,585
Lease deposits and other deposits	514	514
Straight-line rent receivable	7,158	6,660
Total assets	$108,968	$108,025
LIABILITIES AND EQUITY
Senior debt, net	$46,974	$47,275
Bonds, net	6,354	6,342
Other debt, net	1,105	822
Accounts payable	3,815	3,008
Accrued expenses	3,178	2,225
Operating lease obligation	34,978	35,884
Other liabilities	1,439	1,365
Total liabilities	97,843	96,921
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,688 issued and outstanding at March 31, 2021 and December 31, 2020	62,041	62,041
Preferred stock, no par value; 5,000 shares authorized; 2,812 shares issued and outstanding, redemption amount $70,288 at March 31, 2021 and December 31, 2020	62,423	62,423
Accumulated deficit	(113,339)	(113,360)
Total stockholders’ equity	11,125	11,104
Total liabilities and stockholders’ equity	$108,968	$108,025

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Patient care revenues	$2,690	$—
Rental revenues	4,081	4,297
Management fees	248	244
Other revenues	62	7
Total revenues	7,081	4,548
Expenses:
Patient care expense	2,203	—
Facility rent expense	1,640	1,640
Cost of management fees	165	151
Depreciation and amortization	650	776
General and administrative expense	1,036	877
Doubtful accounts expense (recovery)	40	(2)
Other operating expenses	232	224
Total expenses	5,966	3,666
Income from operations	1,115	882
Other expense :
Interest expense, net	687	715
Other expense, net	394	144
Total other expense, net	1,081	859
Income from continuing operations before income taxes	34	23
Income from continuing operations	34	23
Loss from discontinued operations, net of tax	(13)	(37)
Net Income (loss)	21	(14)
Preferred stock dividends - undeclared	(2,249)	(2,249)
Net Loss attributable to Regional Health Properties, Inc. common stockholders	$(2,228)	$(2,263)
Net Loss per share of common stock attributable to Regional Health Properties, Inc.
Basic and diluted:
Continuing operations	$(1.31)	$(1.32)
Discontinued operations	(0.01)	(0.02)
	$(1.32)	$(1.34)
Weighted average shares of common stock outstanding:
Basic and diluted	1,688	1,688

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

(Unaudited)

For the Three Months ended March 31, 2021	Shares of Common Stock	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2020	1,688	2,812	$62,041	$62,423	$(113,360)	$11,104
Net income	—	—	—	—	21	21
Balances, March 31, 2021	1,688	2,812	$62,041	$62,423	$(113,339)	$11,125

For the Three Months ended March 31, 2020	Shares of Common Stock	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2019	1,688	2,812	$61,992	$62,423	$(112,672)	$11,743
Stock-based compensation	—	—	12	—	—	12
Net loss	—	—	—	—	(14)	(14)
Balances, March 31, 2020	1,688	2,812	$62,004	$62,423	$(112,686)	$11,741

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net Income (loss)	$21	$(14)
Loss from discontinued operations, net of tax	13	37
Income from continuing operations	34	23
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	650	776
Stock-based compensation expense	—	12
Rent expense in excess of cash paid	24	55
Rent revenue in excess of cash received	(901)	(283)
Amortization of deferred financing costs, debt discounts and premiums	33	33
Bad debt expense (recovery)	40	(2)
Changes in operating assets and liabilities:
Accounts receivable	583	(443)
Prepaid expenses and other assets	128	(57)
Accounts payable and accrued expenses	1,740	(7)
Other liabilities	77	163
Net cash provided by operating activities - continuing operations	2,408	270
Net cash used in operating activities - discontinued operations	(58)	(405)
Net cash provided by (used in) operating activities	2,350	(135)
Cash flows from investing activities:
Purchase of property and equipment	(33)	(157)
Net cash used in investing activities - continuing operations	(33)	(157)
Net cash used in investing activities	(33)	(157)
Cash flows from financing activities:
Repayment on notes payable	(622)	(436)
Net cash used in financing activities - continuing operations	(622)	(436)
Net cash used in financing activities	(622)	(436)
Net change in cash and restricted cash	1,695	(728)
Cash and restricted cash, beginning	7,492	8,038
Cash and restricted cash, ending	$9,187	$7,310

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash interest paid	$741	$689
Supplemental disclosure of non-cash activities:
Vendor-financed insurance	$636	$27

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2021

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

As of March 31, 2021, the Company owned, leased or managed for third parties, or operated, 24 facilities, primarily in the Southeast United States. Of the 24 facilities, the Company: (i) leased 10 skilled nursing facilities (which the Company owns) to third-party tenants, subleased eight skilled nursing facilities (which the Company leases) to third-party tenants, and operated, as of January 1, 2021 as a portfolio stabilization measure, one previously subleased skilled nursing facility (which the Company leases); (ii) leased two assisted living facilities (which the Company owns) to third-party tenants; and (iii) managed, on behalf of third-party owners, two skilled nursing facilities and one independent living facility. Accordingly, as of January 1, 2021, the Company has two primary reporting segments: (i) real estate services, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants, including the Company’s management of three facilities on behalf of third-party owners (“Real Estate Services”); and (ii) healthcare services, which consists of the operation of a skilled nursing facility (“Healthcare Services”).

Effective January 1, 2021, the Company terminated the subleases for two skilled nursing facilities located in Georgia (the “Wellington Lease Termination”) with affiliates of Wellington Healthcare Services II, L.P. (“Wellington”), and as a portfolio stabilization measure, the Company commenced operating the previously subleased 134-bed facility located in Thunderbolt, Georgia (the “Tara Facility”) and entered into a new sublease agreement with an affiliate of Empire Care Centers, LLC (“Empire”) for the other 208-bed facility located in Powder Springs, Georgia (the “Powder Springs Facility”). The Company has entered into a Management Consulting Services Agreement (the “Vero Management Agreement”) with Vero Health Management, LLC (“Vero Health”) under which Vero Health will provide management consulting services for the Tara Facility which the Company now operates. See Note 6 – Leases, herein, and Note 6 – Leases in Part II, Item 8, “Financial Statements and Supplemental Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021 (the “Annual Report”), for a more detailed description of the Company’s leases.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results that may be expected for the fiscal year. The consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the unaudited consolidated financial statements in this Quarterly Report together with the historical audited consolidated financial statements of the Company for the year ended December 31, 2020, included in the Annual Report. See Part II, Item 8, “Financial Statements and Supplementary Data”, Note 1 – Summary of Significant Accounting Policies included in the Annual Report, for a description of all significant accounting policies. During the three months ended March 31, 2021, there were no material changes to the Company’s policies.

Risks and Uncertainties

While the Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living, the Company, when business conditions require, may undertake portfolio stabilization measures, such as operating a previously leased facility. On January 1, 2021, following the Wellington Lease Termination, the Company commenced operating the Tara Facility, which facility comprises approximately 5.0% of the total amount of the Company’s licensed patient beds. This portfolio stabilization measure exposes the Company directly to all the risks our tenants face as discussed in this “Risk and Uncertainties” section and “Risks Related to Our Business - Our portfolio stabilization measures expose the Company to the various risks facing our tenants” in Part I, Item 1.A, “Risk Factors.” in the Annual Report.

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business during the three months ended March 31, 2021, and we expect it will continue to adversely affect our business in the quarter ending June 30, 2021 and beyond, for a variety of reasons, including those discussed below and elsewhere in this Quarterly Report.

As of May 10, 2021, the Company is aware that each of our facilities has previously reported one or more positive cases of COVID-19 among the residents and/or operator employee populations. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment, processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to skilled nursing facilities (“SNFs”), and higher hospital re-admittances from SNFs.

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

While the Company has received approximately 97% of its expected fixed monthly rental receipts from tenants for the three months ended March 31, 2021, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient or timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis, as has occurred with one of our prior operators.

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

Revenue Recognition and Allowances

Patient Care Revenue. Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers requires a company to recognize revenue when the company transfers control of promised goods and services to a customer. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. Revenue from our new Healthcare Services business segment is derived from services rendered to patients in the Tara Facility. The Company receives payments from the following sources for services rendered in our facilities: (i) the federal government under the Medicare program administered by CMS; (ii) state governments under their respective Medicaid and similar programs; (iii) commercial insurers; and (iv) individual patients and clients. The vast majority of the revenue the Company has recognized is from Government sources. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and other price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. The Company recognizes revenue at the amount that reflects the consideration the Company expects to receive in exchange for the services provided. These amounts are due from residents or third-party payors and include variable consideration for retroactive adjustments from estimated reimbursements, if any, under reimbursement programs. Performance obligations are determined based on the nature of the services provided. Revenue is recognized as performance obligations are satisfied. Estimated uncollectable amounts due from patients are generally considered implicit price concessions that are a direct reduction to net operating revenues.

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

Management Fees, Revenue from Contracts with Customers. The Company recognizes management fee revenues as services are provided. The Company has one contract to manage three facilities (the “Management Contract”), with payment for each month of service received in full on a monthly basis. The maximum penalty for service contract nonperformance under the Management Contract is $50,000 per year, payable after the end of the year.

Other revenues. The Company recognizes interest income from loans and investments, using the effective interest method when collectability is probable. The Company applies the effective interest method on a loan-by-loan basis.

Allowances. The Company assesses the collectability of its rent receivables, including straight-line rent receivables and working capital loans to tenants. The Company bases its assessment of the collectability of rent receivables and working capital loans to tenants on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company’s evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments or payments on a working capital loan, then the Company provides a reserve against the recognized straight-line rent receivable asset or working capital loan for the portion that we estimate may not be recovered. Payments received on impaired loans are applied against the allowance. If the Company changes its assumptions or estimates regarding the collectability of future rent payments required by a lease or required from a working capital loan to a tenant, then the Company may adjust its reserve to increase or reduce the rental revenue or interest revenue from working capital loans to tenants recognized in the period the Company makes such change in its assumptions or estimates. In an effort to ensure a conservative presentation of the results of the Healthcare Services segment due to lack of history, the Company has provided an additional allowance for patient care receivables of 1.5% of patient revenues.

As of March 31, 2021 and December 31, 2020, the Company reserved for approximately $0.1 million and $1.4 million, respectively, of uncollected receivables. Accounts receivable, net, totaled $1.9 million at March 31, 2021 and $2.1 million at December 31, 2020.

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	March 31, 2021	December 31, 2020
Gross receivables
Real Estate Services (a)	$1,146	$3,481
Healthcare Services	777	—
Sub Total	1,923	3,481
Allowance
Real Estate Services (a)	(32)	(1,381)
Healthcare Services	(40)
Sub Total	(72)	(1,381)
Accounts receivable, net of allowance	$1,851	$2,100
(a)	See Note 6– Leases for details on the impact of the Wellington Lease Termination.

Pre-Paid Expenses and Other

As of March 31, 2021 and December 31, 2020, the Company had $0.9 million and approximately $0.4 million, respectively, in pre-paid expenses and other, the $0.5 million increase is related to insurance for the Tara Facility operations, while the other amounts are predominantly for directors’ and officers’ insurance, NYSE American annual fees and mortgage insurance premiums.

Accounts Payable

The following table presents the Company's Accounts payable for the periods presented:

(Amounts in 000’s)	March 31, 2021	December 31, 2020
Accounts payable
Real Estate Services	$3,399	$3,008
Healthcare Services	416	—
Total Accounts payable	$3,815	$3,008

Other liabilities

As of March 31, 2021 and December 31, 2020, the Company had $1.4 million, in Other liabilities, consisting of security lease deposits and sublease improvement funds.

Other expense, net

The Company has retained professional services to evaluate and assist with possible opportunities to improve the Company’s capital structure.

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or capital lease. As of March 31, 2021, all of the Company’s leased facilities are accounted for as operating leases. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

In accordance with Accounting Standards Update (“ASU”) ASU 2016-02, Leases, as codified in ASC 842, the Company recognizes both right of use assets and lease liabilities for leases in which we lease land, real property or other equipment, having elected the practical expedient to maintain the prior operating lease classification for leases entered into prior to January 1, 2019. We assess any new contracts or modification of contracts in accordance with ASC 842 to determine the existence of a lease and its classification. We are reporting revenues and expenses for real estate taxes and insurance, where the lessee has not made those payments directly to a third party in accordance with their respective leases with us.

The following table summarizes real estate tax recognized on our consolidated statements of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Amounts in 000’s)	2021	2020
Rental revenues	$133	$126
Other operating expenses	$133	$126

Additionally, we expense certain leasing costs, other than leasing commissions, as they are incurred. Prior GAAP provided for the deferral and amortization of such costs over the applicable lease term. The present value of minimum lease payments was calculated on each lease, using a discount rate of 7.98% for the Company’s leases that approximated our incremental borrowing rate as of January 1, 2019, and the current lease term. See Note 6– Leases for more information on the Company’s operating leases.

Insurance

We maintain general liability, professional liability, and other insurance policies in amounts and with coverage and deductibles we believe are appropriate, based on the nature and risks of our business, historical experience, availability, and industry standards, including for the operations at the Tara Facility. Our current policies provide for deductibles for each claim and contain various exclusions from coverage. The Company has self-insured against professional and general liability claims related to its healthcare operations that were discontinued during 2014 and 2015 in connection with its transition from an owner and operator of healthcare properties to a healthcare property holding and leasing company (the “Transition”). See Part II, Item 8, “Financial Statements and Supplementary Data”, Note 14 – Commitments and Contingencies in the Annual Report for more information. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company’s estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 7 – Accrued Expenses. In addition, the Company maintains certain other insurance programs, including commercial general liability, property, casualty, directors’ and officers’ liability, crime and employment practices liability.

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

Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

	March 31,
(Share amounts in 000’s)	2021	2020
Stock options	13	15
Warrants - employee	49	49
Warrants - non employee	9	9
Total anti-dilutive securities	71	73

The weighted average contractual terms in years for these securities as of March 31, 2021, with no intrinsic value, are 3.3 years for the stock options and 2.7 years for the warrants.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months following the date of this filing. At March 31, 2021, the Company had $6.2 million in unrestricted cash. During the three months ended March 31, 2021, the Company generated positive cash flow from continuing operations of $2.4 million, and anticipates continued positive cash flow from operations in the future, subject to the continued uncertainty of the COVID-19 pandemic and its impact on the Company’s business, financial condition and results of operations.

On December 1, 2020, the Company entered into the Wellington Lease Termination with the following affiliates of Wellington,  3223 Falligant Avenue Associates, L.P. (“Tara Tenant”) and 3460 Powder Springs Road Associates, L.P. (“Powder Springs Tenant”, together with Tara Tenant, the “Wellington Tenants”). Per the Wellington Lease Termination, possession, custody, control and operation of the Tara Facility and Powder Springs Facility (the “Wellington Facilities”) transitioned from the Wellington Tenants to the Company (the “Wellington Transition”) at 12:01 a.m. on January 1, 2021 (the “Wellington Transition Date”), pursuant to the terms and provisions of the Operations Transfer Agreements (the “OTAs”) which the Company and the Wellington Tenants entered into in connection with the Wellington Lease Termination, which included customary termination events.

The OTAs were subject to customary closing conditions and representations and warranties. The Wellington Transition was subject to the Georgia Department of Community Health’s (“DCH”) approval of the Change in Ownership Applications (the “Applications”), which were filed by Regional on December 2, 2020. On the Wellington Transition Date, the Wellington Tenants: (i) paid all cash on hand at the Wellington Facilities to Regional; (ii) transferred and assigned all accounts receivable previously due to the Wellington Tenants as of the Wellington Transition Date; and (iii) entered into commercially reasonable Deposit Account Control Agreements with respect to all of the Wellington Tenants’ bank accounts that receive accounts receivable remittances. Additionally, on the Wellington Transition Date, the Company became liable for certain expenses including approximately $1.7 million of bed taxes in arrears. On January 1, 2019, security agreements (the “Security Agreements”) executed between the Company and the Wellington Tenants, provided for certain of the Wellington Tenants assets as collateral to the Company in the event of any default under prior agreements with the Company. These Security Agreements survive the Wellington Transition and will remain in full force and effect in order to assist Regional in collecting the accounts receivable.

Scheduled rent payments under the Wellington Subleases constituted approximately 23% of the Company’s anticipated annual revenue in 2020. As of December 31, 2020, Regional recorded an estimated allowance of $1.4 million against a rent receivable of $2.7 million from the Wellington Tenants. During the three months ended March 31, 2021, the Company collected $3.1 million pursuant to the Wellington Lease Termination and paid $1.0 million to partially satisfy the Wellington Lease Termination obligation of approximately $1.7 million of bed taxes in arrears. The Company provides no assurance that we will be able to collect any of the additional rent arrears in excess of the net $1.3 million already collected.

During the three months ended March 31, 2021, the Company recognized $0.4 million of variable rent for the Powder Springs Facility and, as of the date of filing this Quarterly Report, has collected all of such variable rent replacing approximately $0.5 million of cash rent previously anticipated from the Wellington Tenant. The Tara Facility operations performance during the quarter is marginally profitable and performance has been sufficient to cover the rent the Company is obligated to pay under its lease. For further information on the Tara Facility performance see Note 13 – Segment Results.

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

Series A Preferred Dividend Suspension

On June 8, 2018, the Board indefinitely suspended quarterly dividend payments with respect to the Series A Preferred Stock. As of March 31, 2021, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $30.1 million of undeclared preferred stock dividends in arrears. The Board believes that the dividend suspension will provide the Company with additional funds to meet, in part, its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.20 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Debt

 As of March 31, 2021, the Company had $54.4 million in indebtedness, net of $1.2 million deferred financing, and unamortized discounts. The Company anticipates net principal repayments of approximately $2.7 million during the next twelve-month period, including approximately $1.5 million of routine debt service amortization, $1.1 million of current maturities of other debt (including $0.4 million related to insurance financing for the Tara Facility operations), and a $0.1 million payment of bond debt.

Debt Covenant Compliance

As of March 31, 2021, the Company was in compliance with the various financial and administrative covenants under the Company’s outstanding credit related instruments.

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

In applying applicable accounting guidance, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, the Company’s obligations due over the next twelve months, and the Company’s recurring business operating expenses.

The Company concludes that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance.

NOTE 3.	CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	March 31, 2021	December 31, 2020
Cash	$6,196	$4,186

Restricted cash:
Cash collateral	153	124
HUD and other replacement reserves	1,731	1,675
Escrow deposits	790	1,190
Restricted investments for debt obligations	317	317
Total restricted cash	2,991	3,306
Total cash and restricted cash	$9,187	$7,492

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

Restricted cash for debt obligations—In compliance with certain financing and insurance agreements, the Company and certain wholly-owned subsidiaries of the Company are required to deposit cash held as collateral by the lender or in escrow with certain designated financial institutions.

NOTE 4.	PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	March 31, 2021	December 31, 2020
Buildings and improvements	5-40	$65,672	$65,629
Equipment and computer related	2-10	5,056	5,139
Land (1)	—	2,776	2,776
Construction in process	—	—	69
		73,504	73,613
Less: accumulated depreciation and amortization		(21,543)	(21,080)
Property and equipment, net		$51,961	$52,533

(1)	Includes $0.1 million of land improvements with an average estimated useful remaining life of approximately 8 years.

The following table summarizes total depreciation and amortization expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Amounts in 000’s)	2021	2020
Depreciation	$540	$550
Amortization	110	226
Total depreciation and amortization expense	$650	$776

NOTE 5.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets and Goodwill consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment)(a)	Bed Licenses - Separable (b)	Lease Rights	Total	Goodwill (b)
Balances, December 31, 2020
Gross	$14,276	$2,471	$206	$16,953	$1,585
Accumulated amortization	(3,754)	—	(48)	(3,802)	—
Net carrying amount	$10,522	$2,471	$158	$13,151	$1,585
Amortization expense	(104)	—	(6)	(110)	—
Balances, March 31, 2021
Gross	14,276	2,471	206	16,953	1,585
Accumulated amortization	(3,858)	—	(54)	(3,912)	—
Net carrying amount	$10,418	$2,471	$152	$13,041	$1,585

(a)	Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 4 – Property and Equipment).

(b)	The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

The following table summarizes amortization expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Amounts in 000’s)	2021	2020
Bed licenses	$104	$104
Lease rights	6	122
Total amortization expense	$110	$226

Expected amortization expense for the year ended December 31, for all definite-lived intangibles, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2021 (a)	$310	$18
2022	414	24
2023	414	23
2024	414	18
2025	414	18
Thereafter	8,452	51
Total expected amortization expense	$10,418	$152

(a)	Estimated amortization expense for the year ending December 31, 2021, includes only amortization to be recorded after March 31, 2021.

NOTE 6.	LEASES

Operating Leases

Facilities Leased to the Company - The Company leases nine skilled nursing facilities from unaffiliated owners under non-cancelable leases, all of which have rent escalation clauses and provisions requiring payment of real estate taxes, insurance and maintenance costs by the lessee. Except for the Tara Facility, which the Company is operating, each of the skilled nursing facilities that are leased by the Company are subleased to and operated by third-party tenants. The Company also leases certain office space located in Suwanee, Georgia. The weighted average remaining lease term for our nine leased facilities is approximately 6.6 years. As of March 31, 2021, the Company is in compliance with all operating lease financial covenants.

Future Minimum Lease Payments

Future minimum lease payments for the year ended December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2021 (2)	$4,981	$(205)	$4,776
2022	6,752	(713)	6,039
2023	6,851	(1,164)	5,687
2024	6,958	(1,602)	5,356
2025	7,095	(2,051)	5,044
Thereafter	12,736	(4,660)	8,076
Total	$45,373	$(10,395)	$34,978

(1)	Weighted average discount rate 7.98%.
(2)	Estimated minimum lease payments for the year ending December 31, 2021 include only payments to be paid after March 31, 2021.

For further details regarding the Company’s leases from unaffiliated owners under non-cancelable leases and which comprise the future minimum lease payments of the Company, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 6 - Leases included in the Annual Report.

Facilities Leased or Subleased by the Company -  As of March 31, 2021, the Company leased or subleased 20 facilities (12 owned by the Company and eight leased to the Company), to third-party tenants on a triple net basis, meaning that the lessee (i.e., the third-party tenant of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. The weighted average remaining lease term for our facilities is approximately 6.3 years.

Empire. Following the Wellington Lease Termination, effective January 1, 2021, Regional leased the Powder Springs Facility to PS Operator LLC (“PS Operator”), an affiliate of Empire, pursuant to a sublease (the “PS Sublease”).

The PS Sublease will expire on August 1, 2027, subject to two five-year optional extensions. For the first six months, the base rent under the PS Sublease will equal the adjusted earnings before interest, tax, depreciation, amortization, and rent (“EBITDAR”) as defined in the PS Sublease, of PS Operator, to the extent derived from the Powder Springs Facility. For months seven through twenty-four, the base rent will equal 80% of the Adjusted EBITDAR; however, beginning with month thirteen, the base rent may not exceed $150,000 per month. Beginning with month twenty-five, the base rent will be $140,000 per month.

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

During the three months ended March 31, 2021, the Company recognized $0.4 million of variable rent for the Powder Springs Facility and $0.3 million straight-line rent.

If the monthly average adjusted cash flows of PS Operator (as described in the PS Sublease) is less than $100,000 for any consecutive three-month period after the sixth month of the PS Sublease, then Regional may terminate the PS Sublease subject to the conditions set forth in the PS Sublease. The PS Sublease also includes customary covenants, events of default and indemnification obligations.

Sublease Termination

Wellington. Two of the Company’s eight Georgia facilities, leased under a prime lease, were subleased to affiliates of Wellington under agreements dated January 31, 2015, as subsequently amended (the “Wellington Subleases”). The Wellington Subleases, which were due to expire August 31, 2027, related to the Tara Facility and the Powder Springs Facility.

On December 1, 2020, the Company entered into the Wellington Lease Termination with the Wellington Tenants, Wellington, as guarantor and Mansell Court Associates LLC (“Pledgor”). Tenants, Wellington and Pledgor, together with each of their respective affiliates, shareholders, partners, members, managers, officers, directors and employees thereof, are the “Wellington Parties”.

The Wellington Transition occurred at 12:01 a.m. on January 1, 2021, pursuant to the terms and provisions of the OTAs which the Company and the Wellington Tenants entered into in connection with the Wellington Lease Termination, which included customary termination events.

The OTAs were subject to customary closing conditions and representations and warranties. The Wellington Transition was subject to DCH approval of the Applications, which were filed by Regional on December 2, 2020. On the Wellington Transition Date, the Wellington Tenants: (i) paid all cash on hand at the Wellington Facilities to Regional; (ii) transferred and assigned all accounts receivable previously due to the Wellington Tenants as of the Wellington Transition Date; and (iii) entered into commercially reasonable Deposit Account Control Agreements with respect to all of the Wellington Tenants’ bank accounts that receive accounts receivable remittances. Additionally, on the Wellington Transition Date, the Company became liable for certain expenses including approximately $1.7 million of bed taxes in arrears. The Security Agreements survive the Wellington Transition and will remain in full force and effect in order to assist Regional in collecting the accounts receivable.

As of December 31, 2020, Regional recorded an estimated allowance of $1.4 million against a rent receivable of $2.7 million from the Wellington Tenants. During the three months ended March 31, 2021, the Company collected $3.1 million pursuant to the Wellington Lease Termination and paid $1.0 million to partially satisfy the Wellington Lease Termination obligation of approximately $1.7 million of bed taxes in arrears. The Company provides no assurance that we will be able to collect any of the additional rent arrears in excess of the net $1.3 million already collected. Scheduled rent payments under the Wellington Subleases constituted approximately 23% of the Company’s anticipated annual revenue in 2020.

During the three months ended March 31, 2021, the Company recognized $0.4 million of variable rent for the Powder Springs Facility and, as of the date of filing this Quarterly Report, has collected all of such variable rent replacing approximately $0.5 million of cash rent previously anticipated for the Wellington Tenant. The Tara Facility operations performance during the quarter is marginally profitable and performance has been sufficient to cover the rent the Company is obligated to pay under its lease. For further information on the Tara Facility performance see Note 13 – Segment Results.

When the Wellington Transition occurred, all agreements executed prior to the Wellington Lease Termination with the Wellington Parties, other than the Security Agreements, terminated automatically. Additionally, the Wellington Parties and Regional agreed to a mutual release whereby each party releases, acquits, and forever discharges one another from any and all charges, complaints, claims, liabilities, demands, costs, losses, debts, and expenses of any nature whatsoever (including attorneys’ fees and costs actually incurred), known or unknown, suspected or unsuspected, accrued or not accrued, whether in law in equity, that existed from the beginning of time to the Wellington Transition Date.

Subject to provisions in the OTAs and the Wellington Lease Termination, Regional is not liable for any contractual obligations or liabilities of the Wellington Parties owed to third parties arising prior to the Wellington Transition Date. Regional will pay and/or assume all vacation days, sick days and paid time off accruing on or before the Wellington Transition Date.

Regional has indemnified the Wellington Parties from liabilities arising from or relating to any unpaid nursing home provider fees relating in any way to the Tara Facility and Powder Springs Facility for the period prior to and/or after December 1, 2020.

Aspire. On November 30, 2018, the Company leased or subleased five facilities located in Ohio to affiliates (collectively, “Aspire Sublessees”) of Aspire Regional Partners, Inc. (“Aspire”) management, formerly affiliated with MSTC Development Inc., pursuant to separate sublease agreements (the “Aspire Subleases”), whereby the Aspire Sublessees took possession of, and commenced operating, the facilities (the “Aspire Facilities”) as tenant or subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at March 31, 2021.

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

On January 28, 2019, the Company reached an agreement, with the Symmetry Tenants with respect to the Symmetry Leases, pursuant to which the Symmetry Tenants agreed to a $0.8 million (including approximately $0.06 million finance fees) payment plan for the rent arrears (the “Symmetry Payment Plan”). On February 28, 2019, the Company and the Mountain Trace Tenant mutually terminated the lease with respect to the Mountain Trace Facility and operations at the facility were transferred to Vero Health X, LLC, an affiliate of Vero Health, and hereafter also referred to as Vero Health. The Symmetry Tenants paid $0.1 million of the Symmetry Payment Plan during the three months ended March 31, 2021 and March 31, 2020, respectively. In February 2021, the Symmetry Tenants completed the Symmetry Payment Plan, upon completion of which the Company recognized $0.05 million in “Other revenues” having previously recognized $0.01 million prior to the year ended December, 31, 2019.

Vero Health. On February 28, 2019, the Company entered into a lease agreement (the “Vero Health Lease”) with Vero Health, providing that Vero Health would take possession of and operate the Mountain Trace Facility located in North Carolina. The Vero Health Lease became effective, upon the termination of the prior Mountain Trace Tenant mutual lease termination on March 1, 2019.

Peach Health. In connection with a master sublease agreement which the Company entered into with affiliates of Peach Health Group, LLC (“Peach Health”), as of June 18, 2016 and amended on March 30, 2018, the Company extended a line of credit to Peach Health (the “Peach Line”), which was subordinated to a line of credit extended to Peach Health by a third-party lender (the “Peach Working Capital Facility”). On August 27, 2020, subsequent to Peach Health repaying its Peach Working Capital Facility, the Company and Peach Health modified the Peach Line to: (i) reduce the then $1.3 million outstanding balance under the Peach Line to approximately $0.5 million, in connection with which Peach Health paid to the Company $0.45 million in cash and the Company accepted $0.35 million non-cash payment in exchange for Peach Health assuming from the Company certain bed tax liabilities related to facilities their affiliates operate; (ii) extend the maturity date of the Peach Line to August 1, 2025; (iii) decrease the interest rate from 16.5% to 8% per annum; and (iv) Peach Health agreed not to pledge, hypothecate or grant any security interest in their collateral to any other party, other than their current arrangement with the SBA, without the Company’s prior written consent. The remaining balance under the Peach Line shall be paid by Peach Health to the Company in 60 equal monthly installments. During the year ended December 31, 2019, the Company suspended revenue recognition on the Peach Line interest income due pursuant to the subordination of the Peach Line to the Peach Working Capital Facility. Upon the Peach Line modification on August 27, 2020, the Company recommenced interest income recognition.

Notes Receivable: At March 31, 2021 and December 31, 2020, approximately $0.4 million was outstanding on the Peach Line.

Future Minimum Lease Receivables

Future minimum lease receivables for the year ended of December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000's)
2021 (a)	$9,337
2022	13,519
2023	15,477
2024	15,299
2025	13,702
Thereafter	33,555
Total	$100,889

(a)	Estimated minimum lease receivables for the year ending December 31, 2021 include only payments scheduled to be received after March 31, 2021.

For further details regarding the Company’s leased and subleased facilities to third-party operators, including a full summary of the Company’s leases to third-parties and which comprise the future minimum lease receivables of the Company, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 6 - Leases and Note 9 – Acquisitions and Dispositions included in the Annual Report.

NOTE 7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	March 31, 2021	December 31, 2020
Accrued employee benefits and payroll-related	$449	$218
Real estate and other taxes (1)	1,022	491
Self-insured reserve (2)	183	183
Accrued interest	334	424
Unearned rental revenue	42	41
Other accrued expenses	1,148	868
Total accrued expenses	$3,178	$2,225

(1)	Includes approximately $0.7 million of bed taxes in arrears related to the Wellington Transition.

(2)

The Company self-insures against professional and general liability cases incurred prior to the Transition and uses a third party administrator and outside counsel to manage and defend the claims (see Note 12 - Commitments and Contingencies).

NOTE 8.	NOTES PAYABLE AND OTHER DEBT

See Part II, Item 8, “Financial Statements and Supplementary Data”, Note 8 – Notes Payable and Other Debt included in the Annual Report for a detailed description of all the Company’s debt facilities.

Notes payable and other debt consists of the following:

(Amounts in 000’s)	March 31, 2021	December 31, 2020
Senior debt—guaranteed by HUD	$30,875	$31,104
Senior debt—guaranteed by USDA	13,096	13,139
Senior debt—guaranteed by SBA	616	628
Senior debt—bonds	6,500	6,500
Senior debt—other mortgage indebtedness	3,593	3,631
Other debt	1,105	822
Subtotal	55,785	55,824
Deferred financing costs	(1,221)	(1,250)
Unamortized discount on bonds	(131)	(135)
Notes payable and other debt	$54,433	$54,439

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		March 31, 2021	December 31, 2020
Senior debt - guaranteed by HUD (b)
The Pavilion Care Center	Orix Real Estate Capital	12/01/2027	Fixed	4.16%	$956	$986
Hearth and Care of Greenfield	Orix Real Estate Capital	08/01/2038	Fixed	4.20%	1,902	1,920
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	4,935	4,968
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	7,662	7,712
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	6,660	6,705
Georgetown	Midland State Bank	10/01/2046	Fixed	2.98%	3,372	3,394
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	5,388	5,419
Total					$30,875	$31,104
Senior debt - guaranteed by USDA (c)
Coosa (d)	Metro City	09/30/2035	Prime + 1.50%	5.50%	5,149	5,149
Mountain Trace (e)	Community B&T	02/24/2037	Prime + 1.75%	5.75%	3,954	3,972
Southland (f)	Cadence Bank, NA	07/27/2036	Prime + 1.50%	6.00%	3,993	4,018
Total					$13,096	$13,139
Senior debt - guaranteed by SBA (g)
Southland	Cadence Bank, NA	07/27/2036	Prime + 2.25%	5.50%	616	628
Total					$616	$628

(a)

Represents cash interest rates as of March 31, 2021 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs, which range from 0.08% to 0.53% per annum.

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

(c)

For the three skilled nursing facilities, the Company has term loans insured 70% to 80% by the USDA with financial institutions. The loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 1% through 2021, capped at 1% for the remainder of the first 10 years of the term and 0% thereafter except Coosa (as defined below) which is 1% thereafter.

(d)

Pursuant to the CARES Act, the monthly principal and interest payments due May 1, 2020 through September 1, 2020 for the loan for that certain 122-bed skilled nursing facility commonly known as Coosa, located in Glencoe, Alabama, were deferred (a part of the “USDA Payment Program”). Monthly payments which commenced on October 1, 2020 are being applied to current interest, then deferred interest until the deferred interest is paid in full. Upon expiration of the deferral period, the payments will be re-amortized over the remaining term of the loan.

(e)

Pursuant to the CARES Act, the monthly principal and interest payments due May 1, 2020 through August 1, 2020 for the Mountain Trace Facility loan were deferred. Monthly payments which commenced on September 1, 2020 are being applied to current interest, then deferred interest until the deferred interest is paid in full, payments will be re-amortized over the extended term of the loan.

(f)

Pursuant to the CARES Act, the monthly principal and interest payments due May 1, 2020 through October 1, 2020 for the loan for that certain 126-bed skilled nursing facility commonly known as Southland, located in Dublin, Georgia, were deferred as a part of the USDA Payment Program. Monthly payments recommenced on November 1, 2020 with payments through February 2021 being applied to principal and interest. Monthly payments which commenced on March 1, 2021 are being applied to current interest, then deferred interest until the deferred interest is paid in full, payments will be re-amortized over the extended term of the loan.

(g)

For the one skilled nursing facility, commonly known as Southland, the Company has a term loan with a financial institution, which is 75% insured by the SBA. The SBA funded two monthly debt payments during the three months ended March 31, 2021 and six payments commencing on March 1, 2020 and ending on August 1, 2020.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		March 31, 2021	December 31, 2020
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,379	$6,379
Eaglewood Bonds Series B	City of Springfield, Ohio	05/01/2021	Fixed	8.50%	121	121
Total					$6,500	$6,500

(a)	Represents cash interest rates as of March 31, 2021. The rates exclude amortization of deferred financing of approximately 0.15% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		March 31, 2021	December 31, 2020
Senior debt - other mortgage indebtedness
Meadowood	Exchange Bank of Alabama	05/01/2022	Fixed	4.50%	3,593	3,631
Total					$3,593	$3,631

(a)	Represents cash interest rates as of March 31, 2021 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.30% per annum.

(Amounts in 000’s)
Lender	Maturity	Interest Rate		March 31, 2021	December 31, 2020
Other debt
First Insurance Funding	03/01/2021	Fixed	2.38%	$—	$94
Servarus Financial Inc. (a)	11/1/2021	Fixed	5.18%	381	—
Key Bank	08/25/2021	Fixed	0.00%	495	495
FountainHead Commercial Capital - PPP Loan	04/16/2022	Fixed	1.00%	229	229
Marlin Covington Finance	03/11/2021	Fixed	20.17%	—	4
Total				$1,105	$822

(a)	Insurance financing for professional and general liability and property insurance for the Tara Facility in our Healthcare Services segment.

Debt Covenant Compliance

As of March 31, 2021, the Company had 17 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries).  The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

As of March 31, 2021, the Company was in compliance with the various financial and administrative covenants under the Company’s outstanding credit related instruments.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of March 31, 2021 for each of the next five years and thereafter.

For the twelve months ended March 31,	(Amounts in 000’s)
2022	$2,667
2023	5,211
2024	1,778
2025	1,867
2026	1,959
Thereafter	42,303
Subtotal	$55,785
Less: unamortized discounts	(131)
Less: deferred financing costs, net	(1,221)
Total notes and other debt	$54,433

NOTE 9.	DISCONTINUED OPERATIONS

Discontinued Operations

For discontinued operations, cost of services, primarily accruals or releases of over accruals for professional and general liability claims and bad debt expense are classified in the activities below. For a historical listing and description of the Company’s discontinued entities, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 10 – Discontinued Operations included in the Annual Report.

The following table summarizes the activity of discontinued operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Amounts in 000’s)	2021	2020
Cost of services	$13	$37
Net loss	$(13)	$(37)

The Company’s major classes of discontinued operation’s assets and liabilities included within the Company’s consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively are: (i) “Accounts receivable, net of allowance” of $0.1 million and $0.1 million; (ii) “Accounts payable” of $2.5 million and $2.6 million; and (iii) “Accrued Expenses” of $0.7 million and $0.7 million.

NOTE 10.	COMMON AND PREFERRED STOCK

Common Stock

There were no dividends declared or paid on the common stock during the three months ended March 31, 2021 and 2020.

Preferred Stock

No dividends were declared or paid on the Series A Preferred Stock for the three months March 31, 2021 and 2020.

As of March 31, 2021, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $30.1 million of undeclared preferred stock dividends in arrears.  Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company legally available for the payment of distributions, cumulative preferential cash dividends at an annual rate equal to 10.875% of the $25.00 per share stated liquidation preference of the Series A Preferred Stock, which is equivalent to an annual rate of $2.72 per share or $1.9 million per quarter. Dividends on the Series A Preferred Stock, when and as declared by the Board, are payable quarterly in arrears, on March 31, June 30, September 30, and December 31 of each year. On June 8, 2018, the Board determined to continue suspension of the payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Under the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock shall continue to accrue and accumulate regardless of whether such dividends are declared by the Board. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for four dividends periods: (i) the annual dividend rate on the Series A Preferred Stock has increased to 12.875% ,which is equivalent to an annual rate of $3.20 or $2.2 million per quarter, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash; and (ii) the holders of the Series A Preferred Stock will be entitled to vote, as a single class, for the election of two additional directors to serve on the Board, as further described in the Charter.

As of March 31, 2021, the Company had 2,811,535 shares of the Series A Preferred Stock issued and outstanding.

The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to the redemption date.

For historical information regarding the Series A Preferred Stock, the Company’s former “at-the-market” offering program and prior share repurchase programs, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 11 – Common and Preferred Stock included in the Annual Report.

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

The 2020 Plan replaces the AdCare Health Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Plan”), which was assumed by Regional Health pursuant to the Merger. The 2011 Plan was originally due to expire on March 28, 2021 and provided for a maximum of 168,950 shares of common stock to be issued. No additional awards may be granted under the 2011 Plan, effective upon shareholder approval of the 2020 Plan.

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

For the three months ended March 31, 2021 and 2020, the Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
(Amounts in 000’s)	2021	2020
Non-employee compensation:
Board restricted stock	$—	$12
Total stock-based compensation expense	$—	$12

In addition to the 2020 Stock Incentive Plan, the Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee of the Board.

For the three months ended March 31, 2021 and March 31, 2020, there were no issuances of common stock options or warrants.

Restricted Stock

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2021:

	Number of Shares (000's)	Weighted Avg. Grant Date Fair Value
Unvested, December 31, 2020	14	$3.60
Vested	(14)	$3.60
Unvested, March 31, 2021	-	$-

The remaining unvested shares at December 31, 2020 vested on January 1, 2021, resulting in minimal compensation expense related to the final vesting of the restricted stock awards during the three months ended March 31, 2021.

NOTE 12.	COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of March 31, 2021, all of the Company’s facilities operated by Regional or leased and subleased to third-party operators and managed for third-parties are certified by CMS and are operational. See Note 6 - Leases.

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

The Company previously operated, and the Company and its tenants now operate, in an industry that is highly regulated. As such, in the ordinary course of business, the Company and its tenants are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition, the Company believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations against or involving the Company, or its tenants, whether currently asserted or arising in the future, could have a material adverse effect on the Company’s business, results of operations and financial condition. During the three months ended March 31, 2021, the Company has not been named in any new legal actions.

Professional and General Liability Claims

Claims on behalf of the Company’s Former Patients Prior to the Transition

As of March 31, 2021, the Company is a defendant in one professional and general liability action commenced on behalf of one of our former patients who received care at one of our facilities prior to the Transition. The plaintiff in this action alleges negligence due to failure to provide adequate and competent staff resulting in injuries, pain and suffering, mental anguish and malnutrition and seeks unspecified actual and compensatory damages, and unspecified punitive damages. This action is covered by insurance, except that any punitive damages awarded would be excluded from coverage.

During the three months ended March 31, 2021, no professional and general liability actions related to the Company’s former patients prior to the Transition were filed against the Company.

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

Claims on behalf of the Company’s Prior or Current Tenant’s Former Patients after the Transition

As of March 31, 2021, the Company is a defendant in an aggregate of 12 additional professional and general liability actions. These 12 additional professional and general liability actions which set forth claims relating to time periods after the Transition, on behalf of former patients of our current or prior tenants. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing at the applicable facility operated by our tenants. These actions on behalf of former patients of our current or prior tenants all relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator (and of which four such actions relate to events which occurred after the Company sold such facilities) and are subject to such operators’ indemnification obligations in favor of the Company.

During the three months ended March 31, 2021, no professional and general liability actions related to the Company’s current or former tenant’s former patients were filed against the Company.

During the three months ended March 31, 2020, one professional and general liability action related to the Company’s current or former tenant’s former patients was filed against the Company.

As of March 31, 2020, the Company was a defendant in an aggregate of 11 professional and general liability actions, primarily commenced on behalf of one of our former patients and ten of our current or prior tenant’s former patients.

The Company established a self-insurance reserve for its professional and general liability claims, included within “Accrued expenses” on the Company’s consolidated balance sheets of $0.2 million and $0.2 million as of March 31, 2021 and December 31, 2020, respectively. Additionally as of March 31, 2021 and December 31, 2020, $0.1 million and $0.2 million, respectively, was reserved for settlement amounts in “Accounts payable” in the Company’s consolidated balance sheets. For additional information regarding the Company’s self-insurance reserve, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 14 – Commitments and Contingencies included in the Annual Report.

Ohio Attorney General Action. On January 15, 2020, Ohio Attorney General (the “OAG”) voluntarily dismissed with prejudice all claims pending against the Company, certain subsidiaries of the Company and certain other parties, in the action they filed on October 27, 2016, in the Court of Common Pleas, Franklin County, Ohio. The dismissed lawsuit alleged that defendants, including the Company submitted improper Medicaid claims for independent laboratory services for glucose blood tests and capillary blood draws and further alleged that defendants (i) engaged in deception, (ii) willfully received Medicaid payments to which they were not entitled or in a greater amount than that to which they were entitled, and (iii) obtained payments under the Medicaid program to which they were not entitled pursuant to their provider agreements and applicable Medicaid rules and regulations. The OAG sought, among other things, triple the amount of damages proven at trial (plus interest) and not less than $5,000 and not more than $10,000 for each deceptive claim or falsification. As previously disclosed, the Company had received a letter from the OAG in February 2014 offering to settle its claims against the defendants for improper Medicaid claims related to glucose blood tests and capillary blood draws for a payment of approximately $1.0 million, which offer the Company declined. The January 15, 2020, dismissal of the case with prejudice renders all claims against the Company moot.

NOTE 13.	SEGMENT RESULTS

Effective January 1, 2021, pursuant to the Wellington Lease Termination, as a portfolio stabilization measure the Company commenced operating the previously subleased Tara Facility. Accordingly, the Company now has two primary reporting segments; (i) Real Estate Services, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants, including the Company’s management of three facilities on behalf of third-party owners; and (ii) Healthcare Services, which consists of the operation of the Tara Facility, a skilled nursing facility.

The Company reports segment information based on the “management approach” defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

The table below presents the results of operations for our reporting segments for the periods presented.

	Three Months Ended March 31,
	2021	2021	2021	2020
(Amounts in 000’s)	Real Estate Services	Healthcare Services	Total	Real Estate Services
Revenues:
Patient care revenues	$—	$2,690	$2,690	$—
Rental revenues	4,081	—	4,081	4,297
Management fees	248	—	248	244
Other revenues	62	—	62	7
Total revenues	4,391	2,690	7,081	4,548
Expenses:
Patient care expense	—	2,203	2,203	—
Facility rent expense	1,342	298	1,640	1,640
Cost of management fees	165	—	165	151
Depreciation and amortization	648	2	650	776
General and administrative expense	899	137	1,036	877
Doubtful accounts expense (recovery)	—	40	40	(2)
Other operating expenses	232	—	232	224
Total expenses	3,286	2,680	5,966	3,666
Income from operations	1,105	10	1,115	882
Other expense :
Interest expense, net	681	6	687	715
Other expense, net	394	—	394	144
Total other expense, net	1,075	6	1,081	859
Income from continuing operations before income taxes	30	4	34	23
Income from continuing operations	30	4	34	23
Loss from discontinued operations, net of tax	(13)	—	(13)	(37)
Net Income (loss)	$17	$4	$21	$(14)

Total assets for the Real Estate Services segment and Healthcare Services segment were $107.5 million and $1.5 million, respectively, as of March 31, 2021.

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

Overview

Regional Health, through its subsidiaries, is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living.  Our business primarily consists of leasing and subleasing healthcare facilities to third-party tenants. As of March 31, 2021, the Company owned, leased or managed for third parties, or operated, 24 facilities, primarily in the Southeast United States. Of the 24 facilities, the Company: (i) leased 10 skilled nursing facilities (which the Company owns) to third-party tenants, subleased eight skilled nursing facilities (which the Company leases) to third-party tenants, and operated, as of January 1, 2021 as a portfolio stabilization measure, one previously subleased skilled nursing facility (which the Company leases); (ii) leased two assisted living facilities (which the Company owns) to third-party tenants; and (iii) managed, on behalf of third-party owners, two skilled nursing facilities and one independent living facility. Accordingly, as of January 1, 2021, the Company has two primary reporting segments, Real Estate Services and Healthcare Services.

Effective January 1, 2021, pursuant to the Wellington Lease Termination for two skilled nursing facilities located in Georgia with affiliates of Wellington, the Company as a portfolio stabilization measure commenced operating the previously subleased Tara Facility and entered into a new sublease agreement with an affiliate of Empire for the Powder Springs Facility. The Company has entered into the Vero Management Agreement with Vero Health under which Vero Health will provide management consulting services for the Tara Facility which the Company now operates. See Note 6 – Leases, herein, and Note 6 – Leases in Part II, Item 8, “Financial Statements and Supplemental Data” in the Company’s Annual Report, for a more detailed description of the Company’s leases.

The operators of the Company’s facilities provide a range of health care and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

Risks and Uncertainties

While the Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living, the Company, when business conditions require, may undertake portfolio stabilization measures, such as operating a previously leased facility. On January 1, 2021, following the Wellington Transition, the Company commenced operating the Tara Facility, which facility comprises approximately 5.0% of the total amount of the Company’s licensed patient beds. This portfolio stabilization measure exposes the Company directly to all the risks our tenants face as discussed in this “Risk and Uncertainties” section.

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business during the three months ended March 31, 2021, and we expect it will continue to adversely affect our business in the quarter ending June 30, 2021 and beyond, for a variety of reasons, including those discussed below and elsewhere in this Quarterly Report.

As of May 10, 2021, the Company is aware that each of our facilities has reported one or more positive cases of COVID-19 among the residents and/or operator employee populations. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment, processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to SNFs, and higher hospital re-admittances from SNFs.

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

If our tenants are unable to make rental payments to us pursuant to their lease obligations, whether due to the tenants’ decrease in revenues or otherwise, then, in some cases, we may be forced to either attempt to replace the tenants or restructure the tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place.

While the Company has received approximately 97% of its expected fixed monthly rental receipts from tenants for the three months ended March 31, 2021, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient or timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis, as has occurred with one of our prior operators.

We also do not know the number of facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19, and while we have requested reporting case numbers from our operators and CMS has required additional reporting by operators, we may not receive accurate information on the number of cases, which could result in a delay in reporting. We expect to see continued increased clinical protocols for infection control within facilities and increased monitoring of employees, guests and other individuals entering facilities; however, we do not yet know if future reimbursement rates will be sufficient to cover the increased costs of enhanced infection control and monitoring. The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the ultimate duration, spread and intensity of the outbreak, which may depend on factors such as the development and implementation of an effective vaccine and treatments for COVID-19, government funds and other support for the senior care sector and the efficacy of other policies and measures that may mitigate the impact of the pandemic, all of which are uncertain and difficult to predict. Due to these uncertainties, we are unable at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. The COVID-19 pandemic may also lead to temporary closures of nursing facilities, operated by our tenants, which also may affect our tenants’ ability to make their rental payments to us pursuant to their respective lease agreements. In addition, our tenants’ operations could be further disrupted if any of their employees, or the employees of their vendors, have, or are suspected of having, COVID-19. This could cause, and in some cases has already caused, our tenants or their vendors to experience staffing shortages, and this could potentially require our tenants and their vendors to close parts of or entire facilities, distribution centers, or other buildings to disinfect any affected areas.

Portfolio

The following table provides summary information regarding the number of facilities and related licensed beds/units as of March 31, 2021:

	Owned		Leased		Leased Operating		Managed for Third Parties		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
State
Alabama	2	230	—	—	—	—	—	—	2	230
Georgia	3	395	7	750	1	134	—	—	11	1,279
North Carolina	1	106	—	—	—	—	—	—	1	106
Ohio	4	291	1	99	—	—	3	332	8	722
South Carolina	2	180	—	—	—	—	—	—	2	180
Total	12	1,202	8	849	1	134	3	332	24	2,517
Facility Type
Skilled Nursing	10	1,016	8	849	1	134	2	249	21	2,248
Assisted Living	2	186	—	—	—	—	—	—	2	186
Independent Living	—	—	—	—	—	—	1	83	1	83
Total	12	1,202	8	849	1	134	3	332	24	2,517

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation as of March 31 2021:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management	6	689
Aspire	5	390
Peach Health Group	3	266
Symmetry Healthcare	2	180
Beacon Health Management	2	212
Vero Health Management	1	106
Empire (2)	1	208
Subtotal	20	2,051
Regional Health Managed	3	332
Regional Health Operated (3)	1	134
Total	24	2,517

(1)

Represents the number of facilities leased or subleased to separate tenants, of which each tenant is an affiliate of the entity named in the table above. For a more detailed discussion, see Note 6 – Leases located in Part I, Item 1, “Financial Statements”, of this Quarterly Report; Part II, Item 8, “Financial Statements and Supplementary Data”, Note 6 – Leases included in the Annual Report; and “Portfolio of Healthcare Investments” included in Part I, Item 1, “Business” included in the Annual Report.

(2)

Effective January 1, the Company entered into the PS Sublease with an affiliate of Empire for the Powder Springs Facility. See Note 6 – Leases to our consolidated financial statements in Part I, Item 1, “Financial Statements (unaudited)” in this Quarterly Report.

(3)

Effective January 1, 2021, Regional began operating the Tara Facility and entered into the Vero Management Agreement with Vero Health under which Vero Health provides management consulting services for the Tara Facility.

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Twelve Months Ended
Operating Metric (1)	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021
Occupancy (%)	75.1%	73.2%	67.3%	68.6%

(1)	Excludes three managed facilities in Ohio.

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown as of March 31, 2021:

		Licensed Beds		Annual Lease Revenue (1)
	Number of Facilities	Amount	Percent (%)	Amount '000's	Percent (%)
2023	1	62	3.0%	$263	1.9%
2024	1	126	6.1%	965	6.8%
2025	2	269	13.1%	2,219	15.6%
2026	—	—	0.0%	—	0.0%
2027	7	750	36.6%	5,241	36.9%
2028	4	328	16.0%	2,352	16.6%
2029	1	106	5.2%	538	3.8%
Thereafter	4	410	20.0%	2,603	18.4%
Total	20	2,051	100.0%	$14,181	100.0%

(1)	Straight-line rent.

Acquisitions and Divestitures

There were no acquisitions or divestitures during the three months ended March 31, 2021 or March 31, 2020.

For historical information regarding the Company’s acquisitions and divestitures, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 9 – Acquisitions and Dispositions and Note 10 – Discontinued Operations included in the Annual Report.

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

	Three Months Ended March 31,
(Amounts in 000’s)	2021	2020	Percent Change (*)
Revenues:
Patient care revenues	$2,690	$—	NM
Rental revenues	4,081	4,297	(5.0)%
Management fees	248	244	1.6%
Other revenues	62	7	NM
Total revenues	7,081	4,548	55.7%
Expenses:
Patient care expense	2,203	—	NM
Facility rent expense	1,640	1,640	0.0%
Cost of management fees	165	151	9.3%
Depreciation and amortization	650	776	(16.2)%
General and administrative expenses	1,036	877	18.1%
Doubtful accounts expense (recovery)	40	(2)	NM
Other operating expenses	232	224	3.6%
Total expenses	5,966	3,666	62.7%
Income from operations	1,115	882	26.4%
Other expense :
Interest expense, net	687	715	(3.9)%
Other expense, net	394	144	173.6%
Total other expense, net	1,081	859	25.8%
Income from continuing operations before income taxes	34	23	47.8%
Income from continuing operations	34	23	47.8%
Loss from discontinued operations, net of tax	(13)	(37)	(64.9)%
Net Income (loss)	$21	$(14)	NM

*	Not meaningful (“NM”).

Three Months Ended March 31, 2021 and 2020

Patient care revenues—Patient care revenues for our new Healthcare Services segment, as a result of the Company operating the Tara Facility as a portfolio stabilization measure, were $2.7 million for the three months ended March 31, 2021, which is consistent with prior year financials we received from the prior Wellington affiliated operator.

Rental revenues—Rental revenue for our Real Estate Services segment, decreased by approximately $0.2 million, or 5.0%, to $4.1 million for the three months ended March 31, 2021, compared with $4.3 million for the same period in 2020. The decrease reflects approximately $0.9 million decrease in straight-line rent due to the Wellington Lease Termination, $0.5 million and $0.4 million recognized for the three months ended March 31, 2020 for the Powder Springs Facility and the Tara Facility respectively, partially off-set by $0.3 million straight-line rent and $0.4 million variable rent recognized from the Powder Springs Facility under a new sublease with an affiliate of Empire in the current period. For further information see Note 6 – Leases to our consolidated financial statements in Part I, Item 1, “Financial Statements (unaudited)” in this Quarterly Report.

Other revenues—Other revenue for our Real Estate Services segment increased by approximately $0.1 million, for the three months ended March 31, 2021, compared to the same period in 2020. This increase is due to recognition of the Symmetry Payment Plan fees and interest earned on the Peach Line, which had previously been deferred due to the Peach Line’s subordination to the Peach Health Sublessees third-party Peach Working Capital Facility until its repayment in the prior year.

Patient care expense—Patient care expense was $2.2 million for the three months ended March 31, 2021. The current year expense is due to the costs of operating the Tara Facility in our new Healthcare Services reporting segment.

Depreciation and amortization—Depreciation and amortization for our Real Estate Services segment decreased by approximately $0.1 million, or 16.2%, to $0.7 million for the three months ended March 31, 2021, compared with $0.8 million for the same period in 2020. This decrease is mainly due to the full depreciation of certain building improvements and equipment and computer related assets.

	Three Months Ended March 31,
(Amounts in 000’s)	2021	2020	Percent Change (*)
General and administrative expenses:
Real Estate Services (a)	$899	$877	2.5%
Healthcare Services	137	—	NM
Total	$1,036	$877	18.1%

*	Not meaningful (“NM”).

General and administrative expenses— General and administrative expenses increased by approximately $0.1 million to $1.0 million for the three months ended March 31, 2021, compared with $0.9 million for the same period in 2020. The increase is driven by the Vero Management Agreement, in our Healthcare Services segment, which provides remuneration to Vero of 5.0% of our Patient care revenues (net of contractual allowances) to provide management consulting services for the Tara Facility.

Other expense, net— Other expense, net increased by approximately $0.3 million, or 173.6%, to $0.4 million, for the three months ended March 31, 2021, compared with $0.1 million for the same period in 2020. Expenses in both years are related to professional and legal services to evaluate and assist with possible opportunities to improve the Company’s capital structure.

For further information on the Tara Facility performance, see Note 13 – Segment Results to the Company’s consolidated financial statements located in Part I, Item 1, Notes to Consolidated Financial Statements”, of this Quarterly Report.

Liquidity and Capital Resources

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months following the date of this filing. At March 31, 2021, the Company had $6.2 million in unrestricted cash. During the three months ended March 31, 2021, the Company generated positive cash flow from continuing operations of $2.4 million, and anticipates continued positive cash flow from operations in the future, subject to the continued uncertainty of the COVID-19 pandemic and its impact on the Company’s business, financial condition and results of operations.

As of December 31, 2020, Regional recorded an estimated allowance of $1.4 million against a rent receivable of $2.7 million from the Wellington Tenants. During the three months ended March 31, 2021, the Company collected $3.1 million pursuant to the Wellington Lease Termination and paid $1.0 million to partially satisfy the Wellington Lease Termination obligation of approximately of $1.7 million of bed taxes in arrears. The Company provides no assurance that we will be able to collect any of the additional rent arrears in excess of the net $1.3 million already collected.

During the three months ended March 31, 2021, the Company recognized $0.4 million of variable rent for the Powder Springs Facility and, as of the date of filing of this Quarterly Report, has collected all of such variable rent replacing approximately $0.5 million of cash rent previously anticipated from the Wellington Tenant. The Tara Facility operations performance during the quarter is marginally profitable and performance has been sufficient to cover the rent the Company is obligated to pay under its lease. For further information on the Tara Facility performance see Note 13 – Segment Results to the Company’s consolidated financial statements located in Part I, Item 1, Notes to Consolidated Financial Statements”, of this Quarterly Report.

As of March 31, 2021, the Company had $54.4 million in indebtedness, net of $1.2 million deferred financing, and unamortized discounts. The Company anticipates net principal repayments of approximately $2.7 million during the next twelve-month period, including approximately $1.5 million of routine debt service amortization, $1.1 million of current maturities of other debt (including $0.4 million related to insurance financing for the Tara Facility operations), and a $0.1 million payment of bond debt.

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

In early 2020, the Company began on-going efforts to investigate alternatives to retire or refinance our outstanding debt of Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise.  Costs associated with these efforts have been expensed as incurred in “Other expense, net” and were $0.4 million and $0.1 million for the three month ended March 31, 2021 and March 31, 2020, respectively.

Debt Covenant Compliance

As of March 31, 2021, the Company was in compliance with the various financial and administrative covenants under the Company’s outstanding credit related instruments.

Series A Preferred Dividend Suspension

On June 8, 2018, the Board indefinitely suspended quarterly dividend payments with respect to the Series A Preferred Stock. As of March 31, 2021, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $30.1 million of undeclared preferred stock dividends in arrears. The Board believes that the dividend suspension will provide the Company with additional funds to meet, in part, its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.20 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Evaluation of the Company’s Ability to Continue as a Going Concern

Under the accounting guidance related to the presentation of financial statements, the Company is required to evaluate, on a quarterly basis, whether or not the Company’s current financial condition, including its sources of liquidity at the date that the consolidated financial statements are issued, will enable the Company to meet its obligations as they come due arising within one year of the date of the issuance of the Company’s consolidated financial statements and to make a determination as to whether or not it is probable, under the application of this accounting guidance, that the Company will be able to continue as a going concern. The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In applying applicable accounting guidance, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, the Company’s obligations due over the next twelve months, and the Company’s recurring business operating expenses.

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

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
(Amounts in 000’s)	2021	2020
Net cash provided by operating activities - continuing operations	$2,408	$270
Net cash used in operating activities - discontinued operations	(58)	(405)
Net cash used in investing activities - continuing operations	(33)	(157)
Net cash used in financing activities - continuing operations	(622)	(436)
Net change in cash and restricted cash	1,695	(728)
Cash and restricted cash at beginning of period	7,492	8,038
Cash and restricted cash, ending	$9,187	$7,310

Three Months Ended March 31, 2021

Net cash provided by operating activities—continuing operations for the three months ended March 31, 2021 was approximately $2.4 million, primarily due to changes in working capital, consisting of our collection of rent arrears from the Wellington Lease Termination and income from operations less noncash charges (primarily, depreciation and amortization and lease revenue in excess of cash rent received). The $2.1 million increase compared to the same period in the prior year primarily reflects the collection of $3.1 from the Wellington Lease Termination, off-set by payment of $1.0 bed tax arrears for the Powder Springs Facility.

Net cash used in operating activities—discontinued operations for the three months ended March 31, 2021 was approximately $0.1 million, excluding non-cash proceeds and payments. This amount was to fund legal and associated settlement costs related to our legacy professional and general liability claims and payment of legacy accounts payable.

Net cash used in investing activities—continuing operations for the three months ended March 31, 2021 was approximately $0.03 million. This capital expenditure was for computer hardware, software and furniture and fixtures for the Tara Facility.

Net cash used in financing activities—continuing operations was approximately $0.6 million for the three months ended March 31, 2021. This is the result of routine repayments of approximately $0.3 million towards our senior debt obligations and $0.3 million toward our current insurance funding of other debt for the Tara Facility.

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

Net cash used in investing activities—continuing operations for the three months ended March 31, 2020 was approximately $0.2 million. This capital expenditure was for a new sprinkler system at the Powder Springs Facility.

Net cash used in financing activities—continuing operations was approximately $0.4 million for the three months ended March 31, 2020. This is the result of routine repayments of approximately $0.4 million of our debt obligations.

Notes Payable and Other Debt

For information regarding the Company’s debt financings, see Note 8 – Notes Payable and Other Debt, to the Company’s Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report and Note 8 – Notes Payable and Other Debt to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in the Annual Report.

Receivables

Our operations could be adversely affected if we experience further significant delays in receipt of rental income from our tenants.

As of March 31, 2021 and December 31, 2020, the Company reserved for approximately $0.1 million and $1.4 million, respectively, of uncollected receivables. Accounts receivable, net, totaled $1.9 million at March 31, 2021 and $2.1 million at December 31, 2020.  For information regarding the Company’s Receivables, see Note 1 – Organization and Significant Accounting Policies, to the Company’s Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report

Operating Leases

For information regarding the Company’s operating leases, see Note 6 – Leases, to the Company’s Notes to consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report, and Note 6 – Leases located in Part II, Item 8, “Financial Statements and Supplementary Data”, included in the Annual Report.

Off-Balance Sheet Arrangements

Guarantee

On November 30, 2018, the Company subleased five facilities located in Ohio to the Aspire Sublessees, formerly affiliated with MSTC Development Inc., pursuant to the Aspire Subleases, whereby the Aspire Sublessees took possession of, and commenced operating, the Aspire Facilities as subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at March 31, 2021.

For further information see Note 6 – Leases, to the Company’s Notes to consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report, and Note 6 – Leases located in Part II, Item 8, “Financial Statements and Supplementary Data”, included in the Annual Report.

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

The Company is a defendant in various legal actions and administrative proceedings arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to patients. Although the Company settles cases from time to time when settlement can be achieved on a reasonable basis, the Company vigorously defends any matter in which it believes the claims lack merit and the Company has a reasonable chance to prevail at trial or in arbitration. Litigation is inherently unpredictable. There is no assurance that the outcomes of these matters will not have a material adverse effect on the Company’s financial condition. Although arising in the ordinary course of the Company's business, certain of these matters are described in “Note 12 - Commitments and Contingencies – Professional and General Liability Claims” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. See “Risks Related to Our Business - If we are unable to resolve our professional and general liability claims on terms acceptable to us, then it could have a material adverse effect on our business, financial condition and results of operation” in Part I, Item 1A, “Risk Factors.” in the Annual Report.

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

As of the date of filing of this Quarterly Report, the Company is a defendant in an aggregate of 12 additional professional and general liability actions. These 12 additional professional and general liability actions set forth claims relating to time periods after the Transition, on behalf of former patients of our current or prior tenants. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing at the applicable facility operated by our tenants. These actions on behalf of former patients of our current or prior tenants all relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator (and of which four such actions relate to events which occurred after the Company sold such facilities) and are subject to such operators’ indemnification obligations in favor of the Company.

The Company established a self-insurance reserve for its professional and general liability claims, included within “Accrued expenses” on the Company’s consolidated balance sheets of $0.2 million and $0.2 million at March 31, 2021 and December 31, 2020, respectively. Additionally as of March 31, 2021 and December 31, 2020, $0.1 million and $0.2 million, respectively, was reserved for settlement amounts in “Accounts payable” in the Company’s consolidated balance sheets. For additional information regarding the Company’s self-insurance reserve, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 14 – Commitments and Contingencies included in the Annual Report.

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

While the Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living, the Company, when business conditions require, may undertake portfolio stabilization measures, such as operating a previously leased facility. On January 1, 2021, following the Wellington Transition, the Company commenced operating the Tara Facility, which facility comprises approximately 5.0% of the total amount of the Company’s licensed patient beds. This portfolio stabilization measure exposes the Company directly to all the risks our tenants face as discussed in this “Risk Factors” section.

COVID-19 Global Pandemic

The COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business in the quarter ended March 31, 2021, and we expect it will continue to adversely affect our business in the quarter ending June 30, 2021 and beyond, for a variety of reasons, including those discussed below and elsewhere in this Quarterly Report.

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

While the Company has received approximately 97% of its anticipated monthly rental receipts from tenants for the three months ended March 31, 2021, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient or timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis, as has occurred with one of our prior operators.

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

As of March 31, 2021, we had approximately $54.4 million, net of $1.2 million deferred financing and unamortized discounts, in indebtedness. We may also obtain additional short-term and long-term debt to meet future capital needs, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

As of the date of filing this Quarterly Report, our 20 properties (excluding the one facility operated by us and three facilities that are managed by us) are operated by a total of 20 separate tenants, with each of our tenants being affiliated with one of seven local or regionally-focused operators. We refer to our tenants who are affiliated with the same operator as a group of affiliated tenants. Each of our operators operate (through a group of affiliated tenants) between one and six of our facilities, with our most material operators, C.R Management and Aspire, each operating (through a group of affiliated tenants) six and five facilities, respectively. We, therefore depend, on tenants who are affiliated with C.R Management and Aspire for a significant portion of our revenues. We give no assurance that the tenants affiliated with C.R Management and Aspire will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their obligations under the applicable leases and subleases, and any inability or unwillingness by such tenants to do so could have a material adverse effect on us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

The Board suspended dividend payments with respect to the Series A Preferred Stock, commencing with the fourth quarter of 2017, and determined to continue such suspension indefinitely in June 2018. No dividends were declared or paid with respect to the Series A Preferred Stock for such dividend periods. As a result of such suspension, the Company has $30.1 million of undeclared preferred stock dividends in arrears, whose annual dividend rate has increased to 12.875% commencing with the fourth quarter of 2018, with respect to the Series A Preferred Stock as of the date of filing of this Quarterly Report. See Note 10 – Common and Preferred Stock, “Preferred Stock Offerings and Dividends”, to the Company’s Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report.

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

3.2	Certificate of Merger, effective September 29, 2017	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective December 31, 2018	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K12 filed on December 28, 2018

3.4	Amended and Restated Bylaws of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

4.1	Form of Common Stock Certificate of Regional Health Properties, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

4.2	Description of Regional Health Properties, Inc. Capital Stock	Incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

4.3*	AdCare Health Systems, Inc. 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.4*	AdCare Health Systems, Inc. 2020 Stock Incentive Plan	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 17, 2020

4.5*	Form of Non-Statutory Stock Option Agreement (2011 Equity Plan)	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.6*	Form of Incentive Stock Option Agreement (2011 Equity Plan)	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.7*	Form of Restricted Common Stock Agreement –Non Employee Director (2020 Equity Plan)	Filed herewith
4.8*	Form of Restricted Common Stock Agreement –Employee (2020 Equity Plan)	Filed herewith

4.9	Form of Warrant to Purchase Common Stock of the Company (2011 Equity Plan)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-175541)

4.10	Warrant to Purchase 50,000 Shares of Common Stock, dated December 28, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

4.11	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Incorporated by reference to Exhibit 10.23.2 of the Registrant’s Annual Report on Form 10-KSB as amended March 31, 2008
4.12	Lease, dated as of January 1, 2021, by and between ADK Georgia, LLC and PS Operator, LLC.	Incorporated by reference to Exhibit 10.245 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020

Exhibit No.	Description	Method of Filing

4.13	Management Consulting Services Agreement, dated as of January 1, 2021 by and between Vero Health Management, LLC, and Tara Operator, LLC.	Incorporated by reference to Exhibit 10.246 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020
4.14

Agreement Regarding Leases, dated as of On December 1, 2020, by and between Regional Health Properties, Inc., and 3223 Falligant Avenue Associates, L.P., 3460 Powder Springs Road Associates, L.P., Wellington Healthcare Services II, L.P. and Mansell Court Associates LLC.

Incorporated by reference to Exhibit 10.247 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020; (ii) Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (unaudited); (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2021 and 2020 (unaudited); (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (unaudited); and (v) the Notes to Consolidated Financial Statements (unaudited).

Filed herewith

*	Identifies a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	May 14, 2021	/s/ Brent Morrison
Brent Morrison
Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 14, 2021	/s/ Benjamin A. Waites
Benjamin A. Waites
Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)