Form 10-Q
period 2021-09-30
REGIONAL HEALTH PROPERTIES, INC
filed 2021-11-12
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021:  1,774,605 shares of common stock, no par value, were outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I.  Financial Information

Item 1.	Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Property and equipment, net	$50,755	$52,533
Cash	6,233	4,186
Restricted cash	3,393	3,306
Accounts receivable, net of allowance of $142 and $1,381	1,936	2,100
Prepaid expenses and other	617	328
Notes receivable	383	444
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	140	158
Right-of-use operating lease assets	30,896	33,740
Goodwill	1,585	1,585
Lease deposits and other deposits	514	514
Straight-line rent receivable	8,101	6,660
Total assets	$107,024	$108,025
LIABILITIES AND EQUITY
Senior debt, net	$46,357	$47,275
Bonds, net	6,238	6,342
Other debt, net	802	822
Accounts payable	3,918	3,008
Accrued expenses	4,163	2,225
Operating lease obligation	33,066	35,884
Other liabilities	1,602	1,365
Total liabilities	96,146	96,921
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,775 and 1,688 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	62,336	62,041
Preferred stock, no par value; 5,000 shares authorized; 2,812 shares issued and outstanding, redemption amount $70,288 at September 30, 2021 and December 31, 2020	62,423	62,423
Accumulated deficit	(113,881)	(113,360)
Total stockholders’ equity	10,878	11,104
Total liabilities and stockholders’ equity	$107,024	$108,025

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Patient care revenues	$2,309	$—	$7,444	$—
Rental revenues	4,136	4,308	11,980	12,898
Management fees	248	244	743	732
Other revenues	9	215	84	224
Total revenues	6,702	4,767	20,251	13,854
Expenses:
Patient care expense	2,454	—	6,911	—
Facility rent expense	1,640	1,640	4,919	4,919
Cost of management fees	153	161	468	486
Depreciation and amortization	651	694	1,953	2,239
General and administrative expense	972	743	2,953	2,334
Doubtful accounts expense	—	790	77	653
Other operating expenses	204	109	679	630
Total expenses	6,074	4,137	17,960	11,261
Income from operations	628	630	2,291	2,593
Other expense (income) :
Interest expense, net	669	692	2,022	2,091
Gain on extinguishment of debt	(146)	—	(146)	—
Other expense, net	122	9	839	144
Total other expense, net	645	701	2,715	2,235
(Loss) income from continuing operations before income taxes	(17)	(71)	(424)	358
(Loss) income from continuing operations	$(17)	$(71)	$(424)	$358
Loss from discontinued operations, net of tax	(22)	(2)	(97)	(33)
Net (loss) income	(39)	(73)	(521)	325
Preferred stock dividends - undeclared	(2,250)	(2,250)	(6,748)	(6,748)
Net Loss attributable to Regional Health Properties, Inc. common stockholders	$(2,289)	$(2,323)	$(7,269)	$(6,423)
Net loss per share of common stock attributable to Regional Health Properties, Inc.
Basic and diluted:
Continuing operations	$(1.25)	$(1.38)	$(4.15)	$(3.79)
Discontinued operations	(0.02)	—	(0.06)	(0.02)
	$(1.27)	$(1.38)	$(4.21)	$(3.81)
Weighted average shares of common stock outstanding:
Basic and diluted	1,775	1,688	1,728	1,688

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

(Unaudited)

For the Three and Nine Months ended September 30, 2021	Shares of Common Stock	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2020	1,688	2,812	$62,041	$62,423	$(113,360)	$11,104
Net income	—	—	—	—	21	21
Balances, March 31, 2021	1,688	2,812	$62,041	$62,423	$(113,339)	$11,125
Stock-based compensation	39	—	123	—	—	123
Exercise of restricted share awards net settlement option	(1)	—	(7)	—	—	(7)
Treasury shares, no par value	1	—	—	—	—	—
Net loss	—	—	—	—	(503)	(503)
Balances, June 30, 2021	1,727	2,812	$62,157	$62,423	$(113,842)	$10,738
Stock-based compensation	48	—	179	—	—	179
Net loss	—	—	—	—	(39)	(39)
Balances, September 30, 2021	1,775	2,812	$62,336	$62,423	$(113,881)	$10,878

For the Three and Nine Months ended September 30, 2020	Shares of Common Stock	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2019	1,688	2,812	$61,992	$62,423	$(112,672)	$11,743
Stock-based compensation	—	—	12	—	—	12
Net loss	—	—	—	—	(14)	(14)
Balances, March 31, 2020	1,688	2,812	$62,004	$62,423	$(112,686)	$11,741
Stock-based compensation	—	—	12	—	—	12
Net income	—	—	—	—	412	412
Balances, June 30, 2020	1,688	2,812	$62,016	$62,423	$(112,274)	$12,165
Stock-based compensation	—	—	13	—	—	13
Net loss	—	—	—	—	(73)	(73)
Balances, September 30, 2020	1,688	2,812	$62,029	$62,423	$(112,347)	$12,105

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(521)	$325
Loss from discontinued operations, net of tax	97	33
(Loss) income from continuing operations	(424)	358
Adjustments to reconcile net loss (income) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,953	2,239
Stock-based compensation expense	302	37
Rent expense in excess of cash paid	27	144
Rent revenue in excess of cash received	(2,150)	(765)
Amortization of deferred financing costs, debt discounts and premiums	77	96
Gain on debt extinguishment	(146)	—
Bad debt expense	77	653
Changes in operating assets and liabilities:
Accounts receivable	737	(1,482)
Prepaid expenses and other assets	636	564
Accounts payable and accrued expenses	2,977	(256)
Other liabilities	241	345
Net cash provided by operating activities - continuing operations	4,307	1,933
Net cash used in operating activities - discontinued operations	(195)	(1,017)
Net cash provided by operating activities	4,112	916
Cash flows from investing activities:
Purchase of property and equipment	(119)	(209)
Net cash used in investing activities - continuing operations	(119)	(209)
Net cash used in investing activities	(119)	(209)
Cash flows from financing activities:
Proceeds from debt issuance	—	229
Repayment on notes payable	(1,710)	(1,112)
Repayment on bonds payable	(121)	(116)
Debt extinguishment and issuance costs	(21)	—
Repurchase of common stock	(7)	—
Net cash used in financing activities - continuing operations	(1,859)	(999)
Net cash used in financing activities	(1,859)	(999)
Net change in cash and restricted cash	2,134	(292)
Cash and restricted cash, beginning	7,492	8,038
Cash and restricted cash, ending	$9,626	$7,746

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash interest paid	$2,154	$1,718
Supplemental disclosure of non-cash activities:
Non-cash payments of long-term debt	$(5,044)	$—
Non-cash debt issuance costs and extinguishment expenses	(102)	—
Net payments through Lender	$(5,146)	$—
Non-cash proceeds from financing	5,146	—
Net proceeds through Lender	$5,146	$—
Net proceeds through Lender	$—	$—

Non-cash gain on PPP Loan forgiveness	$229	$—
Vendor-financed insurance	$867	$339
Non-cash accruals for capex	$—	$(157)
Non-cash settlement of Peach Line (notes receivable)	$—	$350

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2021

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

As of September 30, 2021, the Company owned, leased or managed for third parties, or operated, 24 facilities, primarily in the Southeastern United States. Of the 24 facilities, the Company: (i) leased 10 skilled nursing facilities (which the Company owns) to third-party tenants, subleased eight skilled nursing facilities (which the Company leases) to third-party tenants, and operated, as of January 1, 2021 as a portfolio stabilization measure, one previously subleased skilled nursing facility (which the Company leases); (ii) leased two assisted living facilities (which the Company owns) to third-party tenants; and (iii) managed, on behalf of third-party owners, two skilled nursing facilities (“SNFs”) and one independent living facility. Accordingly, as of January 1, 2021, the Company has two primary reporting segments: (i) real estate services, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants, including the Company’s management of three facilities on behalf of third-party owners (“Real Estate Services”); and (ii) healthcare services, which consists of the operation of a skilled nursing facility (“Healthcare Services”).

Effective January 1, 2021, the Company terminated the subleases for two skilled nursing facilities located in Georgia (the “Wellington Lease Termination”) with affiliates of Wellington Healthcare Services II, L.P. (“Wellington”), and as a portfolio stabilization measure, the Company commenced operating one of the facilities, a previously subleased 134-bed skilled nursing facility located in Thunderbolt, Georgia (the “Tara Facility”) and entered into a new sublease agreement with an affiliate of Empire Care Centers, LLC (“Empire”) for the other facility, a 208-bed skilled nursing facility located in Powder Springs, Georgia (the “Powder Springs Facility”). On January 1, 2021, the Company entered into a Management Consulting Services Agreement (the “Vero Management Agreement”) with Vero Health Management, LLC (“Vero Health”) under which Vero Health provided management consulting services for the Tara Facility, which the Company now operates. On September 21, 2021, the Company notified Vero Health, of Regional’s intention to terminate the Vero Management Agreement, effective October 1, 2021. Regional will continue to operate the Tara Facility and has entered into a Management Agreement (the “Peach Management Agreement”) with Peach Health Group, LLC (“Peach”), dated as of September 22, 2021 and effective October 1, 2021 to provide management consulting services for the Tara Facility. Affiliates of Peach also lease from Regional three facilities located in Georgia. See Note 6 – Leases, herein, and Note 6 – Leases in Part II, Item 8, “Financial Statements and Supplemental Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021 (the “Annual Report”), for a more detailed description of the Company’s leases.

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

Regional Health is successor to, and a former wholly owned subsidiary of, AdCare Health Systems, Inc. (“AdCare”). On September 29, 2017, AdCare merged (the “Merger”) with and into Regional Health, which was formed as a subsidiary of AdCare for the purpose of the Merger, with Regional Health continuing as the surviving corporation in the Merger. For a description of the Merger, see Note 1 – Summary of Significant Accounting Policies in Part II, Item 8, “Financial Statements and Supplemental Data” included in the Annual Report.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for the fiscal year. The consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) together with the historical audited consolidated financial statements of the Company for the year ended December 31, 2020, included in the Annual Report. See Note 1 – Summary of Significant Accounting Policies in Part II, Item 8, “Financial Statements and Supplementary Data” included in the Annual Report, for a description of all significant accounting policies. During the three and nine months ended September 30, 2021, there were no material changes to the Company’s policies.

Risks and Uncertainties

While the Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living, the Company, when business conditions require, may undertake portfolio stabilization measures, such as operating a previously leased facility. On January 1, 2021, following the Wellington Lease Termination, the Company commenced operating the Tara Facility, which facility comprises approximately 5.0% of the total amount of the Company’s licensed patient beds. This portfolio stabilization measure exposes the Company directly to all the risks our tenants face as discussed in this “Risk and Uncertainties” section and “Risks Related to Our Business and Industry - Our portfolio stabilization measures expose the Company to the various risks facing our tenants” in Part I, Item 1.A, “Risk Factors.” in the Annual Report.

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines, and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business during the nine months ended September 30, 2021, and we expect it will continue to adversely affect our business in the quarter ending December 31, 2021 and beyond, for a variety of reasons, including those discussed below and elsewhere in this Quarterly Report.

As of October 29, 2021, the Company is aware that each of our facilities has previously reported one or more positive cases of COVID-19 among the residents and/or operator employee populations. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment, processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to SNFs, and higher hospital re-admittances from SNFs.

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

While the Company has received approximately 97% of its anticipated fixed monthly rental receipts from tenants for the three and nine months ended September 30, 2021, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness.

On November 5, 2021, the CMS published COVID-19 Health Care Staff Vaccination requirements that most Medicare- and Medicaid-certified providers and suppliers must meet in order to participate in the Medicare and Medicaid programs. This emergency regulation was effective immediately and requires employees at Medicare and Medicaid-participating facilities and employers with more than 100 employees to be vaccinated. Some states have also issued their own orders to employers and healthcare providers that may or may not align with federal directives. The legality of both federal and state vaccine mandates will likely be decided by the courts. Until pending laws and regulations related to vaccine mandates are both finalized and adjudicated, our tenants will continue to manage in different ways, from mandating vaccines for all employees to waiting to see how the issue is ultimately resolved. The mandates, as presently written, may cause disruption to tenants’ operations if employees refuse vaccination and are terminated, and our tenants are not able to replace them in a timely manner or experience increased costs to do so.

To help offset these costs as well as occupancy declines, various relief programs have been enacted by federal and state governments, which have provided, and we expect will continue to provide, some payments to our tenants, subject to the programs’ respective terms and conditions. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) established a grant program administered by the U.S. Department of Health and Human Services (“HHS”) under which grants have been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19 (the “Provider Relief Funds”). In early November 2021, the HHS closed the application portal for its Phase 4 allocation of approximately $17 billion of Provider Relief Funds and an allocation of approximately $8.5 billion in American Rescue Plan resources for providers serving patients living in rural areas. We expect that our tenants pursued additional funding from these allocations, and will pursue any future funding that may become available, though there can be no assurance that our tenants will qualify for, or receive, any Phase 4 or American Rescue Plan, or any future, funding.

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

We also do not know the number of facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19. While we have requested reporting case numbers from our operators and the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”) has required additional reporting by operators, we may not receive accurate information on the number of cases, which could result in a delay in reporting. We expect to see continued increased clinical protocols for infection control within facilities and increased monitoring of employees, guests and other individuals entering facilities; however, we do not yet know if future reimbursement rates in combination with the various relief programs that have been made available will be sufficient to cover the increased costs of enhanced infection control and monitoring. The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the ultimate duration, spread and intensity of the outbreak, which may depend on factors such as the development and implementation of an effective vaccine and treatments for COVID-19, government funds and other support for the senior care sector and the efficacy of other policies and measures that may mitigate the impact of the pandemic, all of which are uncertain and difficult to predict. Due to these uncertainties, we are unable at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

As of September 30, 2021 and December 31, 2020, the Company reserved for approximately $0.1 million and $1.4 million, respectively, of uncollected receivables. Accounts receivable, net of allowance, totaled $1.9 million at September 30, 2021 and $2.1 million at December 31, 2020.

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	September 30, 2021	December 31, 2020
Gross receivables
Real Estate Services (a)	$1,118	$3,481
Healthcare Services	960	—
Sub Total	2,078	3,481
Allowance
Real Estate Services (a)	(32)	(1,381)
Healthcare Services	(110)	—
Sub Total	(142)	(1,381)
Accounts receivable, net of allowance	$1,936	$2,100

(a)	See Note 6– Leases for details on the impact of the Wellington Lease Termination.

Pre-Paid Expenses and Other

As of September 30, 2021 and December 31, 2020, the Company had approximately $0.6 million and $0.3 million, respectively, in pre-paid expenses and other; the $0.3 million increase is related to insurance for the Tara Facility operations, while the other amounts are predominantly for directors’ and officers’ insurance, NYSE American annual fees, and mortgage insurance premiums.

Accounts Payable

The following table presents the Company's Accounts payable for the periods presented:

(Amounts in 000’s)	September 30, 2021	December 31, 2020
Accounts payable
Real Estate Services	$3,027	$3,008
Healthcare Services	891	—
Total Accounts payable	$3,918	$3,008

Other liabilities

As of September 30, 2021 and December 31, 2020, the Company had approximately $1.6 million and $1.4 million, in Other liabilities, consisting of security lease deposits and sublease improvement funds.

Other expense, net

The Company has retained professional services to evaluate and assist with possible opportunities to improve the Company’s capital structure.

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or capital lease. As of September 30, 2021, all of the Company’s leased facilities are accounted for as operating leases. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

In accordance with Accounting Standards Update (“ASU”) ASU 2016-02, Leases, as codified in ASC 842, the Company recognizes both right of use assets and lease liabilities for leases in which we lease land, real property, or other equipment, having elected the practical expedient to maintain the prior operating lease classification for leases entered into prior to January 1, 2019. We assess any new contracts or modification of contracts in accordance with ASC 842 to determine the existence of a lease and its classification. We report revenues and expenses for real estate taxes and insurance where the lessee has not made those payments directly to a third-party in accordance with their respective leases with us.

The following table summarizes real estate tax recognized on our consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in 000’s)	2021	2020	2021	2020
Rental revenues	$111	$134	$342	$379
Other operating expenses	$111	$134	$342	$379

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

Insurance

We maintain general liability, professional liability, and other insurance policies in amounts and with coverage and deductibles we believe are appropriate, based on the nature and risks of our business, historical experience, availability, and industry standards, including for the operations at the Tara Facility. Our current policies provide for deductibles for each claim and contain various exclusions from coverage. The Company has self-insured against professional and general liability claims related to its healthcare operations that were discontinued during 2014 and 2015 in connection with its transition from an owner and operator of healthcare properties to a healthcare property holding and leasing company (the “Transition”). See Note 14 – Commitments and Contingencies in Part II, Item 8, “Financial Statements and Supplementary Data”, in the Annual Report for more information. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company’s estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 7 – Accrued Expenses. In addition, the Company maintains certain other insurance programs, including commercial general liability, property, casualty, directors’ and officers’ liability, crime, and employment practices liability.

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

Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

	September 30,
(Share amounts in 000’s)	2021	2020
Stock options	13	13
Warrants - employee	49	49
Warrants - non employee	9	9
Total anti-dilutive securities	71	71

The weighted average contractual terms in years for these securities as of September 30, 2021, with no intrinsic value, are 2.8 years for the stock options and 2.2 years for the warrants.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months following the date of this filing. At September 30, 2021, the Company had $6.2 million in unrestricted cash, including a Medicaid overpayment of $1.0 million received on September 30, 2021, which the Company expects to repay in the near future and is recorded in “Accrued Expenses” in the Company’s consolidated balance sheets as of September 30, 2021. During the nine months ended September 30, 2021, the Company generated positive cash flow from continuing operations of $4.3 million (including the $1.0 million Medicaid overpayment) and anticipates continued positive cash flow from operations in the future, subject to the continued uncertainty of the COVID-19 pandemic and its impact on the Company’s business, financial condition and results of operations.

Operations

On December 1, 2020, the Company entered into the Wellington Lease Termination with the following affiliates of Wellington,  3223 Falligant Avenue Associates, L.P. (“Tara Tenant”) and 3460 Powder Springs Road Associates, L.P. (“Powder Springs Tenant”, and together with Tara Tenant, the “Wellington Tenants”). The Wellington Tenants subleased two of the Company’s eight Georgia facilities, leased under a prime lease, under agreements dated January 31, 2015, as subsequently amended (the “Wellington Subleases”). Per the Wellington Lease Termination, possession, custody, control and operation of the Tara Facility and Powder Springs Facility (the “Wellington Facilities”) transitioned from the Wellington Tenants to the Company (the “Wellington Transition”) at 12:01 a.m. on January 1, 2021 (the “Wellington Transition Date”), pursuant to the terms and provisions of the Operations Transfer Agreements (the “OTAs”), which the Company and the Wellington Tenants entered into in connection with the Wellington Lease Termination and which included customary termination events.

The OTAs were subject to customary closing conditions and representations and warranties. The Wellington Transition was subject to the Georgia Department of Community Health’s (“DCH”) approval of the Change in Ownership Applications (the “Applications”), which were filed by Regional on December 2, 2020. On the Wellington Transition Date, the Wellington Tenants: (i) paid all cash on hand at the Wellington Facilities to Regional; (ii) transferred and assigned, to the Company, all accounts receivable previously due to the Wellington Tenants as of the Wellington Transition Date; and (iii) entered into commercially reasonable Deposit Account Control Agreements with Regional with respect to all of the Wellington Tenants’ bank accounts that receive accounts receivable remittances. Additionally, on the Wellington Transition Date, the Company became liable for certain expenses, including approximately $1.7 million of bed taxes in arrears. On January 1, 2019, security agreements executed between the Company and the Wellington Tenants provided for certain of the Wellington Tenants assets as collateral to the Company in the event of any default under prior agreements with the Company (the “Security Agreements”). These Security Agreements survive the Wellington Transition and will remain in full force and effect in order to assist Regional in collecting the accounts receivable.

Scheduled rent payments under the Wellington Subleases constituted approximately 23% of the Company’s anticipated annual revenue in 2020. As of December 31, 2020, Regional recorded an estimated allowance of $1.4 million against a rent receivable of $2.7 million from the Wellington Tenants. During the three months ended September 2021, the Company recorded $0.1 million in debt recovery due to collections exceeding our December 31, 2020 estimated allowance. During the nine months ended September 30, 2021, the Company collected $3.3 million pursuant to the Wellington Lease Termination (excluding $0.2 million insurance refund) and paid $1.0 million to partially satisfy the Wellington Lease Termination obligation of approximately $1.7 million of bed taxes in arrears and $0.1 million in collection expenses. The Company provides no assurance that we will be able to collect any of the additional $1.2 million in rent arrears in excess of the net $1.5 million already collected.

During the three and nine months ended September 30, 2021, the Company recognized $0.5 million and $1.0 million, respectively, of variable rent for the Powder Springs Facility and, as of the date of filing this Quarterly Report, has collected all of such variable rent replacing approximately $1.5 million of cash rent previously anticipated from the Wellington Tenant. The Tara Facility operations performance during the three and nine months ended September 30, 2021 has been insufficient to cover any of the rent the Company is obligated to pay under its lease. On January 1, 2021, the Company entered into the Vero Management Agreement with Vero Health under which Vero Health provided management consulting services for the Tara Facility, which the Company now operates. On September 21, 2021, the Company notified Vero Health of Regional’s intention to terminate the Vero Management Agreement, effective October 1, 2021. Regional will continue to operate the Tara Facility and has entered into the Peach Management Agreement with Peach dated as of September 22, 2021 and effective October 1, 2021 to provide management consulting services for the Tara Facility. Affiliates of Peach also lease from Regional three facilities located in Georgia. The fixed Management fee Regional will pay Peach is 1% less than under the Vero Management Agreement with additional percentages for meeting specified performance targets. For further information on the Peach Management Agreement see Note 6 – Leases and Note 13 – Segment Results for information on the Tara Facility performance.

The Company is current with all of its Notes payable and other debt as described in Note 8 – Notes Payable and Other Debt. The Company has benefited from certain, now expired, stimulus measures made available to it through the CARES Act enacted by Congress in response to the COVID-19 pandemic which allowed for, among other things: (i) a deferral of debt service payments on U.S. Department of Agriculture (“USDA”) loans to maturity; (ii) an allowance for debt service payments to be made out of replacement reserve accounts for U.S. Department of Housing and Urban Development (“HUD”) loans; and (iii) debt service payments to be made by the U.S. Small Business Administration (the “SBA”) on all SBA loans. For further information, see Note 8 – Notes Payable and Other Debt.

Series A Preferred Dividend Suspension

On June 8, 2018, the board of directors of Regional (the “Board”) indefinitely suspended quarterly dividend payments with respect to the 10.875% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Stock”). As of September 30, 2021, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $34.6 million of undeclared Series A Preferred Stock dividends in arrears. The Board believes that the dividend suspension will provide the Company with additional funds to meet, in part, its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.20 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Debt

 As of September 30, 2021, the Company had $53.4 million in indebtedness, net of $1.3 million deferred financing, and unamortized discounts. The Company anticipates net principal repayments of approximately $2.0 million during the next twelve-month period, approximately $1.3 million of routine debt service amortization, $0.6 million of current maturities of other debt (including $0.1 million related to insurance financing for the Tara Facility operations), and a $0.1 million payment of bond debt.

Debt Extinguishment. On August 13, 2021, the Company received official notification from FountainHead Commercial Capital, providers of our $0.2 million Paycheck Protection Program Loan (“PPP Loan), that the full $0.2 million was forgiven by the SBA on July 9, 2021.

On September 30, 2021 the Company and the Exchange Bank of Alabama executed a $5.1 million Promissory Note with a 3.95% annual fixed interest rate and maturity date of October 10, 2026 (the “Coosa Credit Facility”). The Coosa Credit Facility, refinanced $5.1 million prime + 1.5% variable interest rate debt owed to Metro City Bank with a maturity date of January 31, 2036, (the “Coosa MCB Loan”). The Coosa Credit Facility is secured by the assets of the Company’s subsidiary Coosa Nursing ADK, LLC (“Coosa”) which owns the 124-bed skilled nursing facility located in Glencoe, Alabama (the “Coosa Facility”) and the assets of the Company’s subsidiary Meadowood Property Holdings, LLC (“Meadowood”) which owns the 106-bed assisted living facility located in Glencoe, Alabama (the “Meadowood Facility”). The Company incurred approximately $0.1 million in new deferred financing fees and expensed approximately $0.1 million deferred financing fees associated with the Coosa MCB Loan.

Consequently the Company recorded a net gain of approximately $0.1 million on extinguishment of debt during the three months ended September 30, 2021, being $0.2 million gain on forgiveness of the PPP Loan partially offset by $0.1 million of expensed deferred financing fees associated with the extinguishment of the Coosa MCB Loan.

Debt Modification. In conjunction with the September 30, 2021, Coosa Facility refinance, the Company and the Exchange Bank of Alabama signed an agreement on October 1, 2021, (the “Meadowood Credit Facility”), that extended the maturity date on the $3.5 million Meadowood Credit Facility, as amended, in senior debt other mortgage indebtedness secured by the assets of Coosa and the assets of Meadowood, from May 1, 2022 to October 1, 2026. Additionally on August 17, 2021, the Company extended the maturity date on approximately $0.5 million other debt from August 25, 2021 to August 25, 2023 (known as the “KeyBank Exit Notes”). For further information, see Note 8 – Notes Payable and Other Debt.

Debt Covenant Compliance

As of September 30, 2021, the Company was in compliance with the various financial and administrative covenants under the Company’s outstanding credit-related instruments.

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

NOTE 3.	CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	September 30, 2021	December 31, 2020
Cash (a)	$6,233	$4,186

Restricted cash:
Cash collateral	93	124
HUD and other replacement reserves	1,918	1,675
Escrow deposits	1,065	1,190
Restricted investments for debt obligations	317	317
Total restricted cash	3,393	3,306
Total cash and restricted cash	$9,626	$7,492

(a)

Includes a Medicaid overpayment of $1.0 million received on September 30, 2021, which the Company expects to repay in the near future and is recorded in “Accrued Expenses” in the Company’s consolidated balance sheets as of September 30, 2021.

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

NOTE 4.	PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	September 30, 2021	December 31, 2020
Buildings and improvements	5-40	$65,695	$65,629
Equipment and computer related	2-10	5,067	5,139
Land (1)	—	2,776	2,776
Construction in process	—	—	69
		73,538	73,613
Less: accumulated depreciation and amortization		(22,783)	(21,080)
Property and equipment, net		$50,755	$52,533

(1)	Includes $0.1 million of land improvements with an average estimated useful remaining life of approximately 7.1 years.

The following table summarizes total depreciation and amortization expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2021	2020	2021	2020
Depreciation	$542	$537	$1,625	$1,631
Amortization	109	157	328	608
Total depreciation and amortization expense	$651	$694	$1,953	$2,239

NOTE 5.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets and Goodwill consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment)(a)	Bed Licenses - Separable (b)	Lease Rights	Total	Goodwill (b)
Balances, December 31, 2020
Gross	$14,276	$2,471	$206	$16,953	$1,585
Accumulated amortization	(3,754)	—	(48)	(3,802)	—
Net carrying amount	$10,522	$2,471	$158	$13,151	$1,585
Amortization expense	(310)	—	(18)	(328)	—
Balances, September 30, 2021
Gross	14,276	2,471	206	16,953	1,585
Accumulated amortization	(4,064)	—	(66)	(4,130)	—
Net carrying amount	$10,212	$2,471	$140	$12,823	$1,585

(a)	Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 4 – Property and Equipment).

(b)	The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

The following table summarizes amortization expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2021	2020	2021	2020
Bed licenses	$103	$103	$310	$310
Lease rights	6	54	18	298
Total amortization expense	$109	$157	$328	$608

Expected amortization expense for the year ended December 31, for all definite-lived intangibles, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2021 (a)	$104	$6
2022	414	24
2023	414	23
2024	414	18
2025	414	18
Thereafter	8,452	51
Total expected amortization expense	$10,212	$140

(a)	Estimated amortization expense for the year ending December 31, 2021, includes only amortization to be recorded after September 30, 2021.

NOTE 6.LEASES

Operating Leases

Facilities Leased to the Company - The Company leases nine SNFs from unaffiliated owners under non-cancelable leases, all of which have rent escalation clauses and provisions requiring payment of real estate taxes, insurance and maintenance costs by the lessee. Except for the Tara Facility, which the Company is operating, each of the SNFs that are leased by the Company are subleased to and operated by third-party tenants. The Company also leases certain office space located in Suwanee, Georgia. The weighted average remaining lease term for our nine leased facilities is approximately 6.1 years. As of September 30, 2021, the Company is in compliance with all operating lease financial covenants.

Future Minimum Lease Payments

Future minimum lease payments for the year ended December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2021 (2)	$1,675	$(37)	$1,638
2022	6,752	(468)	6,284
2023	6,851	(933)	5,918
2024	6,958	(1,385)	5,573
2025	7,095	(1,847)	5,248
Thereafter	12,736	(4,331)	8,405
Total	$42,067	$(9,001)	$33,066

(1)	Weighted average discount rate 7.98%.
(2)	Estimated minimum lease payments for the year ending December 31, 2021 include only payments to be paid after September 30, 2021.

For further details regarding the Company’s leases from unaffiliated owners under non-cancelable leases and which comprise the future minimum lease payments of the Company, see Note 6 - Leases in Part II, Item 8, “Financial Statements and Supplementary Data”, included in the Annual Report.

Facilities Leased or Subleased by the Company -  As of September 30, 2021, the Company leased or subleased 20 facilities (12 owned by the Company and eight leased to the Company), to third-party tenants on a triple net basis, meaning that the lessee (i.e., the third-party tenant of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. The weighted average remaining lease term for our facilities is approximately 5.8 years.

Empire. Following the Wellington Lease Termination, effective January 1, 2021, Regional leased the Powder Springs Facility to PS Operator LLC (“PS Operator”), an affiliate of Empire, pursuant to a sublease (the “PS Sublease”).

The PS Sublease will expire on August 1, 2027, subject to two five-year optional extensions. For the first six months, the base rent under the PS Sublease equated to the adjusted earnings before interest, tax, depreciation, amortization, and rent (“EBITDAR”) as defined in the PS Sublease, of PS Operator, to the extent derived from the Powder Springs Facility. For months seven through twenty-four, the base rent will equal 80% of the Adjusted EBITDAR (as defined in the PS Sublease); however, beginning with month thirteen, the base rent may not exceed $150,000 per month. Beginning with month twenty-five, the base rent will be $140,000 per month.

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

During the three and nine months ended September 30, 2021, the Company recognized $0.5 million and $1.0 million of variable rent, respectively, for the Powder Springs Facility, and $0.1 million each month during the nine month period ended September 30, 2021, in straight-line rent.

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

As of December 31, 2020, Regional recorded an estimated allowance of $1.4 million against a rent receivable of $2.7 million from the Wellington Tenants. During the three months ended September 2021, the Company recorded $0.1 million in debt recovery due to collections exceeding our December 31, 2020 estimated allowance. During the nine months ended September 30, 2021, the Company collected $3.3 million pursuant to the Wellington Lease Termination (excluding a $0.2 million insurance refund) and paid $1.0 million to partially satisfy the Wellington Lease Termination obligation of approximately $1.7 million of bed taxes in arrears and approximately $0.1 million in collection expenses. The Company provides no assurance that we will be able to collect any of the additional $1.2 million in rent arrears in excess of the net $1.5 million already collected. Scheduled rent payments under the Wellington Subleases constituted approximately 23% of the Company’s anticipated annual revenue in 2020.

During the three and nine months ended September 30, 2021, the Company recognized $0.5 million and $1.0 million of variable rent for the Powder Springs Facility and, as of the date of filing this Quarterly Report, has collected all of such variable rent replacing approximately $1.5 million of cash rent previously anticipated for the Wellington Tenant.

The Tara Facility operations performance during the three and nine months ended September 30, 2021 has been insufficient to cover any of the rent the Company is obligated to pay under its lease. On January 1, 2021, the Company entered into the Vero Management Agreement with Vero Health under which Vero Health provided management consulting services for the Tara Facility, which the Company now operates. On September 21, 2021, the Company notified Vero Health, of Regional’s intention to terminate the Vero Management Agreement, effective October 1, 2021. Regional will continue to operate the Tara Facility and has entered into the Peach Management Agreement with Peach dated as of September 22, 2021 and effective October 1, 2021, to provide management consulting services for the Tara Facility. Affiliates of Peach also lease from Regional three facilities located in Georgia. Under the Peach Management Agreement, for the first six months Regional will pay Peach: (i) a monthly management fee equal to 4% of the Adjusted Net Revenues (as defined in the Peach Management Agreement) of the Tara Facility with a monthly minimum of $35,000; (ii) an  incentive fee of 1% of the Adjusted Net Revenues in the event that monthly EBITDAR (as defined in the Peach Management Agreement) is above $105,000; and (iii) an incentive fee of 13% of EBITDAR in the event that monthly EBITDAR is above $125,000. For months seven through the end of the Peach Management Agreement, Regional will pay Peach: (a) a monthly management fee equal to 3% of the Adjusted Net Revenues of the Tara Facility with a monthly minimum of $30,000; (b) an incentive fee of 1% of the Adjusted Net Revenues in the event that monthly EBITDAR is above $105,000; and (c) an incentive fee of 15% of EBITDAR in the event that monthly EBITDAR is above $125,000.  All incentive fees will be paid on a quarterly basis. The term of the Peach Management Agreement commences on October 1, 2021 and continues for 12 months thereafter, subject to earlier termination as provided in the Peach

Management Agreement. The Peach Management Agreement also includes customary covenants, termination provisions and indemnification obligations. For further information on the Tara Facility performance see Note 13 – Segment Results.

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

Aspire. On November 30, 2018, the Company leased or subleased to affiliates of Aspire Regional Partners, Inc. (“Aspire”) management, formerly affiliated with MSTC Development Inc., five facilities located in Ohio (collectively, “Aspire Sublessees”) pursuant to separate sublease agreements (the “Aspire Subleases”), whereby the Aspire Sublessees took possession of, and commenced operating, the facilities (the “Aspire Facilities”) as tenant or subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the consolidated financial statements at September 30, 2021.

Symmetry. Affiliates (the “Symmetry Tenants”) of Healthcare Management, LLC (“Symmetry” or “Symmetry Healthcare”) leased the following facilities from the Company, pursuant to separate lease agreements which expire in 2030 (the “Symmetry Leases”): (i) the Company’s 106-bed SNF located in Sylvia, North Carolina (the “Mountain Trace Facility”); (ii) the Company’s 96-bed SNF located in Sumter, South Carolina (the “Sumter Facility”); and (iii) the Company’s 84-bed SNF located in Georgetown, South Carolina (the “Georgetown Facility”). On June 27, 2018, the Company notified Blue Ridge of Sumter, LLC, the tenant with respect to the Sumter Facility (the “Sumter Tenant”), and Blue Ridge on the Mountain, LLC, the tenant with respect to the Mountain Trace Facility (the “Mountain Trace Tenant”), that continued breach of the payment terms of the applicable Symmetry Lease would constitute an event of default. The Symmetry Tenants had alleged that the Company was in material breach of each of the Symmetry Leases with regard to deferred maintenance and were withholding rental payments on the basis of such allegations.

On January 28, 2019, the Company reached an agreement with the Symmetry Tenants with respect to the Symmetry Leases, pursuant to which the Symmetry Tenants agreed to a $0.8 million (including approximately $0.06 million finance fees) payment plan for the rent arrears (the “Symmetry Payment Plan”). On February 28, 2019, the Company and the Mountain Trace Tenant mutually terminated the lease with respect to the Mountain Trace Facility and operations at the facility were transferred to Vero Health X, LLC, an affiliate of Vero Health, and hereafter also referred to as “Vero Health”. The Symmetry Tenants paid $0.1 million of the Symmetry Payment Plan during the nine months ended September 30, 2021 and $0.3 million during the nine months ended September 30, 2020. In February 2021, the Symmetry Tenants completed the Symmetry Payment Plan, upon completion of which the Company recognized $0.05 million in “Other revenues”, having previously recognized $0.01 million prior to the year ended December 31, 2019.

Vero Health. On February 28, 2019, the Company entered into a lease agreement (the “Vero Health Lease”) with Vero Health, providing that Vero Health would take possession of and operate the Mountain Trace Facility. The Vero Health Lease became effective upon the termination of the prior Mountain Trace Tenant mutual lease on March 1, 2019.

Peach Health. In connection with a master sublease agreement that the Company entered into with affiliates of Peach as of June 18, 2016 and amended on March 30, 2018, the Company extended a line of credit to Peach (the “Peach Line”), which was subordinated to a line of credit extended to Peach by a third-party lender (the “Peach Working Capital Facility”). On August 27, 2020, subsequent to Peach repaying its Peach Working Capital Facility, the Company and Peach modified the Peach Line to: (i) reduce the then $1.3 million outstanding balance under the Peach Line to approximately $0.5 million, in connection with which Peach paid to the Company $0.45 million in cash and the Company accepted $0.35 million non-cash payment in exchange for Peach Health assuming from the Company certain bed tax liabilities related to facilities their affiliates operate; (ii) extend the maturity date of the Peach Line to August 1, 2025; (iii) decrease the interest rate from 16.5% to 8% per annum; and (iv) provide that Peach will not pledge, hypothecate or grant any security interest in their collateral to any other party, other than their current arrangement with the SBA, without the Company’s prior written consent. The remaining balance under the

Peach Line shall be paid by Peach to the Company in 60 equal monthly installments. During the year ended December 31, 2019, the Company suspended revenue recognition on the Peach Line interest income due pursuant to the subordination of the Peach Line to the Peach Working Capital Facility. Upon modification to the Peach Line on August 27, 2020, the Company recommenced interest income recognition.

Notes Receivable: at September 30, 2021 and December 31, 2020, approximately $0.4 million was outstanding on the Peach Line.

Future Minimum Lease Receivables

Future minimum lease receivables for the year ended of December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000's)
2021 (a)	$3,189
2022	13,519
2023	15,477
2024	15,299
2025	13,702
Thereafter	33,555
Total	$94,741

(a)	Estimated minimum lease receivables for the year ending December 31, 2021 include only payments scheduled to be received after September 30, 2021.

For further details regarding the Company’s leased and subleased facilities to third-party operators, including a full summary of the Company’s leases to third-parties and which comprise the future minimum lease receivables of the Company, see Note 6 - Leases and Note 9 – Acquisitions and Dispositions in Part II, Item 8, “Financial Statements and Supplementary Data”, included in the Annual Report.
NOTE 7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	September 30, 2021	December 31, 2020
Accrued employee benefits and payroll-related	$438	$218
Real estate and other taxes (1)	1,175	491
Self-insured reserve (2)	140	183
Accrued interest	222	424
Unearned rental revenue	42	41
Medicaid overpayment - Healthcare Services	1,032	—
Other accrued expenses	1,114	868
Total accrued expenses	$4,163	$2,225

(1)

Includes approximately $0.7 million of bed taxes in arrears related to the Wellington Transition and approximately $0.1 million bed tax accrual for the three months ended September 30, 2021 for the Healthcare Services segment. Additionally, approximately $0.1 million bed tax for the Healthcare Services segment is included in “Accounts payable” in the Company’s consolidated balance sheets.

(2)

The Company self-insures against professional and general liability cases incurred prior to the Transition and uses a third-party administrator and outside counsel to manage and defend the claims (see Note 12 - Commitments and Contingencies).

NOTE 8.	NOTES PAYABLE AND OTHER DEBT

See Note 8 – Notes Payable and Other Debt in Part II, Item 8, “Financial Statements and Supplementary Data”, included in the Annual Report for a detailed description of all the Company’s debt facilities.

Notes payable and other debt consists of the following:

(Amounts in 000’s)	September 30, 2021	December 31, 2020
Senior debt—guaranteed by HUD	$30,413	$31,104
Senior debt—guaranteed by USDA	7,868	13,139
Senior debt—guaranteed by SBA	608	628
Senior debt—bonds	6,379	6,500
Senior debt—other mortgage indebtedness	8,650	3,631
Other debt	802	822
Subtotal	54,720	55,824
Deferred financing costs	(1,197)	(1,250)
Unamortized discount on bonds	(126)	(135)
Notes payable and other debt	$53,397	$54,439

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		September 30, 2021	December 31, 2020
Senior debt - guaranteed by HUD (b)
The Pavilion Care Center	Lument Capital	12/01/2027	Fixed	4.16%	$894	$986
Hearth and Care of Greenfield	Lument Capital	08/01/2038	Fixed	4.20%	1,864	1,920
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	4,869	4,968
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	7,560	7,712
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	6,573	6,705
Georgetown	Midland State Bank	10/01/2046	Fixed	2.98%	3,328	3,394
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	5,325	5,419
Total					$30,413	$31,104
Senior debt - guaranteed by USDA (c)
Coosa (d)(h)	Metro City	01/31/2036	Prime + 1.50%	5.50%	—	5,149
Mountain Trace (e)	Community B&T	12/24/2036	Prime + 1.75%	5.75%	3,875	3,972
Southland (f)	Cadence Bank, NA	07/27/2036	Prime + 1.50%	6.00%	3,993	4,018
Total					$7,868	$13,139
Senior debt - guaranteed by SBA (g)
Southland	Cadence Bank, NA	07/27/2036	Prime + 2.25%	5.50%	608	628
Total					$608	$628

(a)

Represents cash interest rates as of September 30, 2021 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs, which range from 0.09% to 0.53% per annum.

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

(c)

For the two SNFs, the Company has term loans with financial institutions that are insured 70% to 80% by the USDA. The loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans had prepayment penalties of 1%, capped at 1% for the remainder of the first 10 years of the term and 0% thereafter.

(d)

Pursuant to the CARES Act, the monthly principal and interest payments due May 1, 2020 through September 1, 2020 for the loan for the Coosa Facility, were deferred (a part of the “USDA Payment Program”). Monthly payments that commenced on October 1, 2020 were being applied to current interest, then deferred interest until the deferred interest was paid in full on April 1, 2021. Payments were re-amortized over the remaining term of the loan. On September 30, 2021, the Company fully refinanced the MCB Coosa Loan with the Exchange Bank of Alabama, see “Senior debt - other mortgage indebtedness” below.

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

(h)	On September 30, 2021, the Company refinanced the MCB Coosa Loan secured by the Coosa Facility, see “Senior debt – other mortgage indebtdness” below.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		September 30, 2021	December 31, 2020
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,379	$6,379
Eaglewood Bonds Series B (b)	City of Springfield, Ohio	05/01/2021	Fixed	8.50%	—	121
Total					$6,379	$6,500

(a)	Represents cash interest rates as of September 30, 2021. The rates exclude amortization of deferred financing of approximately 0.01% per annum.
(b)

On May 3, 2021, in accordance with the terms of The City of Springfield, Ohio First Mortgage Revenue Series 2012 B Bonds, the Company fully repaid approximately $0.1 million in outstanding principal and interest.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		September 30, 2021	December 31, 2020
Senior debt - other mortgage indebtedness
Meadowood (b)	Exchange Bank of Alabama	10/01/2026	Fixed	4.50%	3,504	3,631
Coosa (c)	Exchange Bank of Alabama	10/10/2026	Fixed	3.95%	5,146	—
Total					$8,650	$3,631

(a)	Represents cash interest rates as of September 30, 2021 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.34% per annum.
(b)

On October 1, 2021, the Exchange Bank of Alabama and the Company extended the maturity date of the Meadowood Credit Facility which is secured by the Meadowood Facility and the assets of Coosa, and which is guaranteed by Regional Health Properties, Inc., from May 1, 2022 to October 1, 2026.

(c)

On September 30, 2021, the Company refinanced the MCB Coosa Loan secured by the Coosa Facility, incurring approximately $0.1 million in new fees. The Coosa Credit Facility, guaranteed by Regional Health Properties, Inc. includes customary terms, including events of default with an associated annual 5% default interest rate, and is secured by the Coosa Facility and the assets of Meadowood. Upon the occurrence of certain events of default, the lenders may terminate the Coosa Credit Facility and the Meadowood Credit Facility and all amounts due under both credit facilities will become immediately due and payable. The Coosa Credit Facility has prepayment penalties of 5% in the 1st year, 4% in the 2nd year and 1% thereafter.

(Amounts in 000’s)
Lender	Maturity	Interest Rate		September 30, 2021	December 31, 2020
Other debt
First Insurance Funding (a)	03/01/2022	Fixed	3.63%	$197	$94
Servarus Financial Inc. (b)	11/01/2021	Fixed	5.18%	110	—
Key Bank (c)	08/25/2023	Fixed	0.00%	495	495
FountainHead Commercial Capital - PPP Loan (d)	04/16/2022	Fixed	1.00%	—	229
Marlin Covington Finance	03/11/2021	Fixed	20.17%	—	4
Total				$802	$822

(a)	Annual Insurance financing primarily for the Company’s directors and officers insurance.
(b)	Insurance financing for professional and general liability and property insurance for the Tara Facility in our Healthcare Services segment.
(c)	On August 17, 2021, Key Bank and the Company extended the maturity date from August 25, 2021 to August 25, 2023.
(d)	On August 13, 2021, we received notification that the PPP Loan was forgiven by the SBA on July 9, 2021.

Debt Covenant Compliance

As of September 30, 2021, the Company had 16 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries).  The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements, whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

As of September 30, 2021, the Company was in compliance with the various financial and administrative covenants under the Company’s outstanding credit related instruments.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of September 30, 2021 for each of the next five years and thereafter.

For the twelve months ended September 30,	(Amounts in 000’s)
2022	$1,976
2023	2,333
2024	1,922
2025	2,014
2026	2,110
Thereafter	44,365
Subtotal	$54,720
Less: unamortized discounts	(126)
Less: deferred financing costs, net	(1,197)
Total notes and other debt	$53,397

NOTE 9.	DISCONTINUED OPERATIONS

Discontinued Operations

For discontinued operations, cost of services, as shown below, is primarily accruals or releases of over accruals for professional and general liability claims and bad debt expense. For a historical listing and description of the Company’s discontinued entities, see Note 10 – Discontinued Operations in Part II, Item 8, “Financial Statements and Supplementary Data”, included in the Annual Report.

The following table summarizes the activity of discontinued operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2021	2020	2021	2020
Cost of services	$22	$2	$97	$33
Net loss	$(22)	$(2)	$(97)	$(33)

The Company’s major classes of discontinued operation’s assets and liabilities included within the Company’s consolidated balance sheets as of September 30, 2021 and December 31, 2020 are: (i) “Accounts payable” of $2.5 million and $2.6 million; and (ii) “Accrued Expenses” of $0.7 million and $0.7 million, respectively.

NOTE 10.	COMMON AND PREFERRED STOCK

Common Stock

There were no dividends declared or paid on the common stock during the three and nine months ended September 30, 2021 and 2020.

Preferred Stock

No dividends were declared or paid on the Series A Preferred Stock for the three and nine months ended September 30, 2021 and 2020.

As of September 30, 2021, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $34.6 million of undeclared preferred stock dividends in arrears.  Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company legally available for the payment of distributions, cumulative preferential cash dividends at an annual rate equal to 10.875% of the $25.00 per share stated liquidation preference of the Series A Preferred Stock, which is equivalent to an annual rate of $2.72 per share or $1.9 million per quarter. Dividends on the Series A Preferred Stock, when and as declared by the Board, are payable quarterly in arrears, on March 31, June 30, September 30, and December 31 of each year. On June 8, 2018, the Board determined to continue suspension of the payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Under the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock shall continue to accrue and accumulate regardless of whether such dividends are declared by the Board. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for four dividends periods: (i) the annual dividend rate on the Series A Preferred Stock has increased to 12.875%, which is equivalent to an annual rate of $3.20 or $2.2 million per quarter, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash; and (ii) the holders of the Series A Preferred Stock will be entitled to vote, as a single class, for the election of two additional directors to serve on the Board, as further described in the amended and restated articles of incorporation of the Company, otherwise referred to as the Charter.

As of September 30, 2021, the Company had 2,811,535 shares of the Series A Preferred Stock issued and outstanding.

The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to the redemption date.

For historical information regarding the Series A Preferred Stock, the Company’s former “at-the-market” offering program and prior share repurchase programs, see Note 11 – Common and Preferred Stock in Part II, Item 8, “Financial Statements and Supplementary Data”, included in the Annual Report.

NOTE 11.	STOCK BASED COMPENSATION

Stock Incentive Plans

On November 4, 2020, the Board adopted, the Regional Health Properties, Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The Company’s shareholders approved the 2020 Plan on December 16, 2020 at the 2020 Annual Meeting of Shareholders of the Company. The maximum number of shares of common stock authorized for issuance under the 2020 Plan is 250,000 shares, subject to certain adjustments. No awards may be made under the 2020 Plan after the 10th anniversary of the date of shareholder approval of the 2020 Plan, and no incentive stock options may be granted after the 10th anniversary of the date of Board approval of the 2020 Plan.

The 2020 Plan replaced the AdCare Health Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Plan”), which was assumed by Regional Health pursuant to the Merger. The 2011 Plan was originally due to expire on March 28, 2021 and provided for a maximum of 168,950 shares of common stock to be issued. No additional awards may be granted under the 2011 Plan, effective upon shareholder approval of the 2020 Plan.  As of September 30, 2021, the number of securities remaining available for future issuance under the 2020 Plan is 163,000.

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

For the three and nine months ended September 30, 2021 and 2020, the Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2021	2020	2021	2020
Employee compensation:
Restricted stock	$179	$—	$302	$—
Total employee stock-based compensation expense	$179	$—	$302	$—
Non-employee compensation:
Board restricted stock	$—	$13	$—	$37
Total non-employee stock-based compensation expense	$—	$13	$—	$37
Total stock-based compensation expense	$179	$13	$302	$37

For the three and nine months ended September 30, 2021 and 2020, there were no issuances of common stock options or warrants.

Restricted Stock

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2021:

	Number of Shares (000's)	Weighted Avg. Grant Date (per Share) Fair Value
Unvested, December 31, 2020	14	$3.60
Granted	87	$13.01
Vested	(22)	$7.18
Unvested, September 30, 2021	79	$12.99

The remaining unvested shares at December 31, 2020 vested on January 1, 2021, resulting in minimal compensation expense related to the final vesting of the restricted stock awards during the three months ended March 31, 2021. For restricted stock unvested at September 30, 2021, $0.8 million in compensation expense will be recognized over the next 2.1 years.

NOTE 12.	COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of September 30, 2021, all of the Company’s facilities operated by Regional or leased and subleased to third-party operators and managed for third-parties are certified by CMS and are operational. See Note 6 - Leases.

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

The Company previously operated, and the Company and its tenants now operate, in an industry that is highly regulated. As such, in the ordinary course of business, the Company and its tenants are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition, the Company believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare and Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations against or involving the Company or its tenants, whether currently asserted or arising in the future, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Professional and General Liability Claims

Claims on behalf of the Company’s Former Patients Prior to the Transition

As of September 30, 2021, the Company is a defendant in one professional and general liability action commenced on behalf of one of our former patients who received care at one of our facilities prior to the Transition. The plaintiff in this action alleges negligence due to failure to provide adequate and competent staff resulting in injuries, pain and suffering, mental anguish and malnutrition and seeks unspecified actual and compensatory damages, and unspecified punitive damages. This action is covered by insurance, except that any punitive damages awarded would be excluded from coverage.

During the three and nine months ended September 30, 2021, no professional and general liability actions related to the Company’s former patients prior to the Transition were filed against the Company.

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

Claims on behalf of the Company’s Prior or Current Tenant’s Former Patients after the Transition

As of September 30, 2021, the Company is a defendant in an aggregate of 12 additional professional and general liability actions. These 12 additional professional and general liability actions, which set forth claims relating to time periods after the Transition, were commenced on behalf of former patients of our current or prior tenants. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing at the applicable facility operated by our tenants. These actions on behalf of former patients of our current or prior tenants all relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator (and of which four such actions relate to events which occurred after the Company sold such facilities) and are subject to such operators’ indemnification obligations in favor of the Company. There is no assurance that our tenants will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.

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

Prior Year Summary

During the three months ended September 30, 2020, one professional and general liability actions related to the Company’s current or former tenant’s former patients were filed against the Company.

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

As of September 30, 2020, the Company was a defendant in an aggregate of 12 professional and general liability actions, primarily commenced on behalf of one of our former patients and 11 of our current or prior tenant’s former patients.

The Company established a self-insurance reserve for its professional and general liability claims, included within “Accrued expenses” on the Company’s consolidated balance sheets of $0.1 million and $0.2 million as of September 30, 2021 and December 31, 2020, respectively. Additionally, as of September 30, 2021 and December 31, 2020, $0.1 million and $0.1 million, respectively, was reserved for settlement amounts in “Accounts payable” on the Company’s consolidated balance sheets. For additional information regarding the Company’s self-insurance reserve, see Note 14 – Commitments and Contingencies in Part II, Item 8, “Financial Statements and Supplementary Data”, included in the Annual Report.

Ohio Attorney General Action. On January 15, 2020, the Ohio Attorney General (the “OAG”) voluntarily dismissed with prejudice all claims pending against the Company, certain subsidiaries of the Company, and certain other parties, in an action they filed on October 27, 2016, in the Court of Common Pleas, Franklin County, Ohio. The dismissed lawsuit alleged that defendants, including the Company, submitted improper Medicaid claims for independent laboratory services for glucose blood tests and capillary blood draws and further alleged that defendants (i) engaged in deception, (ii) willfully received Medicaid payments to which they were not entitled or in a greater amount than that to which they were entitled, and (iii) obtained payments under the Medicaid program to which they were not entitled pursuant to their provider agreements and applicable Medicaid rules and regulations. The OAG sought, among other things, triple the amount of damages proven at trial (plus interest) and not less than $5,000 and not more than $10,000 for each deceptive claim or falsification. As previously disclosed, the Company had received a letter from the OAG in February 2014 offering to settle its claims against the defendants for improper Medicaid claims related to glucose blood tests and capillary blood draws for a payment of approximately $1.0 million, which offer the Company declined. The January 15, 2020 dismissal of the case with prejudice renders all claims against the Company moot.

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

The table below presents the results of operations for our reporting segments for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2021	2021	2020	2021	2021	2021	2020
(Amounts in 000’s)	Real Estate Services	Healthcare Services	Total	Real Estate Services	Real Estate Services	Healthcare Services	Total	Real Estate Services
Revenues:
Patient care revenues	$—	$2,309	$2,309	$—	$—	$7,444	$7,444	$—
Rental revenues	4,136	—	4,136	4,308	11,980	—	11,980	12,898
Management fees	248	—	248	244	743	—	743	732
Other revenues	9	—	9	215	84	—	84	224
Total revenues	4,393	2,309	6,702	4,767	12,807	7,444	20,251	13,854
Expenses:
Patient care expense	—	2,454	2,454	—	—	6,911	6,911	—
Facility rent expense	1,342	298	1,640	1,640	4,026	893	4,919	4,919
Cost of management fees	153	—	153	161	468	—	468	486
Depreciation and amortization	645	6	651	694	1,942	11	1,953	2,239
General and administrative expense	861	111	972	743	2,583	370	2,953	2,334
Doubtful accounts (recovery) expense	(111)	111	—	790	(111)	188	77	653
Other operating expenses	199	5	204	109	670	9	679	630
Total expenses	3,089	2,985	6,074	4,137	9,578	8,382	17,960	11,261
Income (loss) from operations	1,304	(676)	628	630	3,229	(938)	2,291	2,593
Other expense (income) :
Interest expense, net	666	3	669	692	2,010	12	2,022	2,091
Loss on extinguishment of debt	(146)	—	(146)	—	(146)	—	(146)	—
Other expense, net	122	—	122	9	839	—	839	144
Total other expense, net	642	3	645	701	2,703	12	2,715	2,235
(Loss) income from continuing operations before income taxes	662	(679)	(17)	(71)	526	(950)	(424)	358
(Loss) income from continuing operations	662	$(679)	$(17)	$(71)	526	$(950)	$(424)	$358
Loss from discontinued operations, net of tax	(22)	—	(22)	(2)	(97)	—	(97)	(33)
Net loss	$640	$(679)	$(39)	$(73)	$429	$(950)	$(521)	$325

Total assets for the Real Estate Services segment and Healthcare Services segment were $104.6 million and $2.4 million (including $1.0 million Medicaid overpayment and is recorded in “Cash” in the Company’s consolidated balance sheets as of September 30, 2021), respectively, as of September 30, 2021.

NOTE 14.	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC.

Extension and Modification Agreement by and between Meadowood and the Exchange Bank of Alabama

On October 1, 2021, the Exchange Bank of Alabama and the Company extended the maturity date of the Meadowood Credit Facility (with a principal balance of $3.5 million) which is secured by the Meadowood Facility and the assets of Coosa, and which is guaranteed by Regional Health Properties, Inc., from May 1, 2022 to October 1, 2026. See Note – 2 Liquidity and Note 8 – Notes Payable and Other Debt for further information.

Claim on behalf of the Company’s Prior Tenant’s Former Patient after the Transition

On October 4, 2021, a medical negligence and wrongful death action was filed in the State Court of Gwinnett County, Georgia, by Bonnie L. Aquilino, Traci R. Randall, and Judy W. Sturgess against Wellington, other legal entities unaffiliated with the Company, the Company, and the Company’s Chief Executive Officer, on behalf of, and alleging the wrongful death and medical negligence of, a patient at the facility known as Thunderbolt Transitional Care and Rehabilitation. During the patient’s dates of service, the facility was subleased to Wellington (a third-party operator) by the Company and such facility was operated by Wellington. The plaintiff is seeking an amount in excess of $10,000 for professional malpractice and an unspecified amount for the full value of the life of the patient and other compensatory damages to be determined by jury trial. The Company is indemnified by Wellington in this action. The Company believes that this action lacks merit and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in this action.

Fair Labor Standards Legal Complaint

On October 7, 2021, a violation of Fair Labor Standards action was filed in the District Court for the Southern District of Ohio, Western Division at Dayton, by Colleen Long against the Company and UVMC Nursing Care Inc. dba Koester Pavilion (the “Defendants”) on behalf of herself and all current and former non-exempt employees employed from approximately September 30, 2018 onwards (hereinafter the “Putative Class Members”) at a facility managed by the Company alleging Defendants have failed to pay all overtime wages due. The plaintiff is seeking an order certifying the Putative Class Members as an Ohio Class and designation of the plaintiff as representative for the Ohio Class. Additionally, the plaintiff is seeking, for Putative Class Members, back pay equal to the amount of all unpaid overtime pay for three years preceding October 7, 2021 plus an additional equal amount in liquidation damages, punitive damages of not less than $150.00 for each day the violation continued, an award of 6% of the total unpaid wages or $200.00 for each instance of failure to pay wages owed within thirty days, whichever is greater, attorney’s fees and costs, and any other relief the plaintiff is entitled to. The Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in this action.

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

Overview

Regional Health, through its subsidiaries, is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living.  Our business primarily consists of leasing and subleasing healthcare facilities to third-party tenants. As of September 30, 2021, the Company owned, leased or managed for third parties, or operated, 24 facilities, primarily in the Southeastern United States. Of the 24 facilities, the Company: (i) leased 10 skilled nursing facilities (which the Company owns) to third-party tenants, subleased eight skilled nursing facilities (which the Company leases) to third-party tenants, and operated, as of January 1, 2021 as a portfolio stabilization measure, one previously subleased skilled nursing facility (which the Company leases); (ii) leased two assisted living facilities (which the Company owns) to third-party tenants; and (iii) managed, on behalf of third-party owners, two skilled nursing facilities and one independent living facility. Accordingly, as of January 1, 2021, the Company has two primary reporting segments, Real Estate Services and Healthcare Services.

Effective January 1, 2021, pursuant to the Wellington Lease Termination for two SNFs located in Georgia with affiliates of Wellington, the Company, as a portfolio stabilization measure, commenced operating the previously subleased Tara Facility and entered into a new sublease agreement with an affiliate of Empire for the Powder Springs Facility. The Company had entered into the Vero Management Agreement with Vero Health under which Vero Health provided management consulting services for the Tara Facility, which the Company now operates. On September 21, 2021, the Company notified Vero Health of Regional’s intention to terminate the Vero Management Agreement, effective October 1, 2021. Regional will continue to operate the Tara Facility and has entered into the Peach Management Agreement with Peach, dated as of September 22, 2021 and effective October 1, 2021, to provide management consulting services for the Tara Facility. Affiliates of Peach also lease from Regional three facilities located in Georgia. The fixed Management fee Regional will pay Peach is 1% less than under the Vero Management Agreement, with additional percentages for meeting specified performance targets. See Note 6 – Leases located in Part I, Item 1, “Financial Statements”, of this Quarterly Report, and Note 6 – Leases in Part II, Item 8, “Financial Statements and Supplemental Data” in the Company’s Annual Report, for a more detailed description of the Company’s leases.

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

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business during the nine months ended September 30, 2021, and we expect it will continue to adversely affect our business in the quarter ending December 31, 2021 and beyond, for a variety of reasons, including those discussed below and elsewhere in this Quarterly Report.

As of October 29, 2021, the Company is aware that each of our facilities has reported one or more positive cases of COVID-19 among the residents and/or operator employee populations. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment, processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to SNFs, and higher hospital re-admittances from SNFs.

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

While the Company has received approximately 97% of its anticipated fixed monthly rental receipts from tenants for the three and nine months ended September 30, 2021, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness.

On November 5, 2021, the CMS published COVID-19 Health Care Staff Vaccination requirements that most Medicare- and Medicaid-certified providers and suppliers must meet in order to participate in the Medicare and Medicaid programs. This emergency regulation was effective immediately and requires employees at Medicare and Medicaid-participating facilities and employers with more than 100 employees to be vaccinated. Some states have also issued their own orders to employers and healthcare providers that may or may not align with federal directives. The legality of both federal and state vaccine mandates will likely be decided by the courts. Until pending laws and regulations related to vaccine mandates are both finalized and adjudicated, our tenants will continue to manage in different ways, from mandating vaccines for all employees to waiting to see how the issue is ultimately resolved. The mandates, as presently written, may cause disruption to tenants’ operations if employees refuse vaccination and are terminated, and our tenants are not able to replace them in a timely manner or experience increased costs to do so.

To help offset these costs as well as occupancy declines, various relief programs have been enacted by federal and state governments, which have provided, and we expect will continue to provide, some payments to our tenants, subject to the programs’ respective terms and conditions. The CARES Act established a grant program administered by the HHS under which Provider Relief Funds have been made available.  In early November 2021, the HHS closed the application portal for its Phase 4 allocation of approximately $17 billion of Provider Relief Funds and an allocation of approximately $8.5 billion in American Rescue Plan resources for providers serving patients living in rural areas. We expect that our tenants pursued additional funding from these allocations, and will pursue any future funding that may become available, though there can be no assurance that our tenants will qualify for, or receive, any Phase 4 or American Rescue Plan, or any future, funding.

We also do not know the number of facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19. While we have requested reporting case numbers from our operators and CMS has required additional reporting by operators, we may not receive accurate information on the number of cases, which could result in a delay in reporting. We expect to see continued increased clinical protocols for infection control within facilities and increased monitoring of employees, guests and other individuals entering facilities; however, we do not yet know if future reimbursement rates in combination with the various relief programs that have been made available will be sufficient to cover the increased costs of enhanced infection control and monitoring. The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the ultimate duration, spread and intensity of the outbreak, which may depend on factors such as the development and implementation of an effective vaccine and treatments for COVID-19, government funds and other support for the senior care sector and the efficacy of other policies and measures that may mitigate the impact of the pandemic, all of which are uncertain and difficult to predict. Due to these uncertainties, we are unable at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

Portfolio

The following table provides summary information regarding the number of facilities and related licensed beds/units as of September 30, 2021:

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

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation as of September 30 2021:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management	6	689
Aspire	5	390
Peach Health Group	3	266
Symmetry Healthcare	2	180
Beacon Health Management	2	212
Vero Health Management	1	106
Empire (2)	1	208
Subtotal	20	2,051
Regional Health Managed	3	332
Regional Health Operated (3)	1	134
Total	24	2,517

(1)

Represents the number of facilities leased or subleased to separate tenants, of which each tenant is an affiliate of the entity named in the table above. For a more detailed discussion, see Note 6 – Leases located in Part I, Item 1, “Financial Statements”, of this Quarterly Report; Note 6 – Leases in Part II, Item 8, “Financial Statements and Supplementary Data”, included in the Annual Report; and “Portfolio of Healthcare Investments” included in Part I, Item 1, “Business” included in the Annual Report.

(2)

Effective January 1, 2021, the Company entered into the PS Sublease with an affiliate of Empire for the Powder Springs Facility. See Note 6 – Leases in Part I, Item 1, “Financial Statements (unaudited)” in this Quarterly Report.

(3)

Effective January 1, 2021, Regional began operating the Tara Facility and entered into the Vero Management Agreement with Vero Health under which Vero Health provided management consulting services for the Tara Facility. On September 21, 2021, the Company notified Vero Health of Regional’s intention to terminate the Vero Management Agreement, effective October 1, 2021. Regional will continue to operate the Tara Facility and has entered into the Peach Management Agreement with Peach, dated as of September 22, 2021 and effective October 1, 2021, to provide management consulting services for the Tara Facility.

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Twelve Months Ended
Operating Metric (1)	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Occupancy (%)	67.3%	68.6%	67.7%	66.7%

(1)	Excludes three managed facilities in Ohio.

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown as of September 30, 2021:

		Licensed Beds		Annual Lease Revenue (1)
	Number of Facilities	Amount	Percent (%)	Amount '000's	Percent (%)
2023	1	62	3.0%	$263	1.9%
2024	1	126	6.1%	965	6.8%
2025	2	269	13.1%	2,219	15.6%
2026	—	—	0.0%	—	0.0%
2027	7	750	36.6%	5,241	36.9%
2028	4	328	16.0%	2,352	16.6%
2029	1	106	5.2%	538	3.8%
Thereafter	4	410	20.0%	2,603	18.4%
Total	20	2,051	100.0%	$14,181	100.0%

(1)	Straight-line rent.

Acquisitions and Divestitures

There were no acquisitions or divestitures during the three and nine months ended September 30, 2021 or September 30, 2020.

For historical information regarding the Company’s acquisitions and divestitures, see Note 9 – Acquisitions and Dispositions and Note 10 – Discontinued Operations Part II, Item 8, “Financial Statements and Supplementary Data”, included in the Annual Report.

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

Results of Operations

The following table sets forth, for the periods indicated, an unaudited statement of operations items and the amounts and percentages of change of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and the notes thereto, which are included herein.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in 000’s)	2021	2020	Percent Change (*)	2021	2020	Percent Change (*)
Revenues:
Patient care revenues	$2,309	$—	NM	$7,444	$—	NM
Rental revenues	4,136	4,308	(4.0)%	11,980	12,898	(7.1)%
Management fees	248	244	1.6%	743	732	1.5%
Other revenues	9	215	(95.8)%	84	224	(62.5)%
Total revenues	6,702	4,767	40.6%	20,251	13,854	46.2%
Expenses:
Patient care expense	2,454	—	NM	6,911	—	NM
Facility rent expense	1,640	1,640	0.0%	4,919	4,919	0.0%
Cost of management fees	153	161	(5.0)%	468	486	(3.7)%
Depreciation and amortization	651	694	(6.2)%	1,953	2,239	(12.8)%
General and administrative expenses	972	743	30.8%	2,953	2,334	26.5%
Doubtful accounts expense	—	790	(100.0)%	77	653	(88.2)%
Other operating expenses	204	109	87.2%	679	630	7.8%
Total expenses	6,074	4,137	46.8%	17,960	11,261	59.5%
Income from operations	628	630	(0.3)%	2,291	2,593	(11.6)%
Other expense (income) :
Interest expense, net	669	692	(3.3)%	2,022	2,091	(3.3)%
Gain on extinguishment of debt	(146)	—	NM	(146)	-	NM
Other expense, net	122	9	NM	839	144	NM
Total other expense, net	645	701	(8.0)%	2,715	2,235	21.5%
(Loss) income from continuing operations before income taxes	(17)	(71)	(76.1)%	(424)	358	(218.4)%
(Loss) income from continuing operations	(17)	(71)	(76.1)%	(424)	358	(218.4)%
Loss from discontinued operations, net of tax	(22)	(2)	NM	(97)	(33)	193.9%
Net loss	$(39)	$(73)	(46.6)%	$(521)	$325	(260.3)%

*	Not meaningful (“NM”).

Three Months Ended September 30, 2021 and 2020

Patient care revenues—Patient care revenues for our new Healthcare Services segment, as a result of the Company operating the Tara Facility, were $2.3 million for the three months ended September 30, 2021, which due to lower occupancy in the current year, is approximately 21.5% less than the prior year financials we received from the prior Wellington affiliated operator.

Rental revenues—Rental revenue for our Real Estate Services segment decreased by approximately $0.2 million, or 4.0%, to $4.1 million for the three months ended September 30, 2021, compared with $4.3 million for the same period in 2020. The decrease reflects an approximately $0.9 million decrease in straight-line rent due to the Wellington Lease Termination, approximately $0.5 million and $0.4 million recognized for the three months ended September 30, 2020 for the Powder Springs Facility and the Tara Facility, respectively, partially offset by approximately $0.2 million straight-line rent and approximately $0.5 million variable rent recognized from the Powder Springs Facility under a new sublease with an affiliate of Empire in the current period. For further information see Note 6 – Leases to our consolidated financial statements in Part I, Item 1, “Financial Statements (unaudited)” in this Quarterly Report.

Other revenues—Other revenues for our Real Estate Services segment decreased by approximately $0.2 million for the three months ended September 30, 2021, compared to the same period in 2020. This decrease is due to the previously deferred interest earned on the Peach Line pursuant to the Peach Line modification in the prior year quarter and the Peach Health Sublessees repaying its third-party Peach Working Capital Facility, to which the Peach Line was subordinated

Patient care expense—Patient care expense was $2.5 million for the three months ended September 30, 2021. The current period expense, which required an increased utilization of agency staffing, is due to the costs of operating the Tara Facility in our new Healthcare Services reporting segment.

	Three Months Ended September 30,
(Amounts in 000’s)	2021	2020	Percent Change (*)
General and administrative expenses:
Real Estate Services	$861	$743	15.9%
Healthcare Services	111	—	NM
Total	$972	$743	30.8%

*	Not meaningful (“NM”).

General and administrative expenses— General and administrative expenses increased by approximately $0.3 million, or 30.8%, to $1.0 million for the three months ended September 30, 2021, compared with $0.7 million for the same period in 2020. The increase is driven by $0.2 million of non-cash stock compensation for the issuance of restricted share awards for employees and executive officers and $0.1 million incurred per the Vero Management Agreement, in our Healthcare Services segment, which provides remuneration to Vero of 5.0% of our Patient care revenues (net of contractual allowances) to provide management consulting services for the Tara Facility.

Doubtful accounts expense— The current period expense is due to approximately $0.1 million provision for doubtful accounts in our Healthcare Services segment partially offset by approximately $0.1 million of Wellington rent receivable cash collections in excess of our prior year provision for non-payment of rent in our Real Estate Services segment. The prior period expense is related to the provision for non-payment of rent by Wellington.

Other operating expenses — Other operating expenses increased by approximately $0.1 million or 87.2%, to $0.2 million for the three months ended September 30, 2021, compared with $0.1 million for the same period in 2020. The increase is due to the reversal of a provision for bed taxes related to the Peach Line modification in the prior year quarter.

Gain on extinguishment of debt— Gain on extinguishment of debt is due to the PPP Loan debt forgiveness of $0.2 million partially offset by $0.1 million of deferred financing fees from the extinguishment of the Coosa MCB Loan.

Other expense (income), net— Other expense (income), net increased by approximately $0.1 million, to $0.1 million, for the three months ended September 30, 2021. These expenses are related to professional and legal services to evaluate and assist with possible opportunities to improve the Company’s capital structure.

Nine Months Ended September 30, 2021 and 2020

Patient care revenues—Patient care revenues for our new Healthcare Services segment, as a result of the Company operating the Tara Facility, were $7.4 million for the nine months ended September 30, 2021, which due to lower occupancy in the current year, is approximately 15.1% less than the prior year financials we received from the prior Wellington affiliated operator.

Rental revenues—Rental revenue for our Real Estate Services segment, decreased by approximately $0.9 million, or 7.1%, to $12.0 million for the nine months ended September 30, 2021, compared with $12.9 million for the same period in 2020. The decrease reflects approximately $2.8 million decrease in straight-line rent due to the Wellington Lease Termination, $1.5 million and $1.3 million recognized for the nine months ended September 30, 2020 for the Powder Springs Facility and the Tara Facility respectively, partially offset by $0.9 million straight-line rent and approximately $1.0 million variable rent recognized from the Powder Springs Facility under a new sublease with an affiliate of Empire in the current period. For further information see Note 6 – Leases to our consolidated financial statements in Part I, Item 1, “Financial Statements (unaudited)” in this Quarterly Report.

Other revenues—Other revenue for our Real Estate Services segment decreased by approximately $0.1 million, for the nine months ended September 30, 2021, compared to the same period in 2020. This decrease is due to recognition of the Symmetry Payment Plan fees and interest earned on the Peach Line, which had previously been deferred due to the Peach Line’s subordination to the Peach Health Sublessees third-party Peach Working Capital Facility until its repayment in the prior year.

Patient care expense—Patient care expense was $6.9 million for the nine months ended September 30, 2021. The current year expense is due to the costs of operating the Tara Facility in our new Healthcare Services reporting segment.

Depreciation and amortization—Depreciation and amortization for our Real Estate Services segment decreased by approximately $0.2 million, or 12.8%, to $2.0 million for the nine months ended September 30, 2021, compared with $2.2 million for the same period in 2020. This decrease is mainly due to the full depreciation of certain building improvements and equipment and computer related assets.

	Nine Months Ended September 30,
(Amounts in 000’s)	2021	2020	Percent Change (*)
General and administrative expenses:
Real Estate Services	$2,583	$2,334	10.7%
Healthcare Services	370	—	NM
Total	$2,953	$2,334	26.5%

*	Not meaningful (“NM”).

General and administrative expenses— General and administrative expenses increased by approximately $0.7 million, or 26.5%, to $3.0 million for the nine months ended September 30, 2021, compared with $2.3 million for the same period in 2020. The increase is driven by $0.3 million of non-cash stock compensation for the issuance of restricted share awards for employees and approximately $0.4 million incurred per the Vero Management Agreement, in our Healthcare Services segment, which provides remuneration to Vero of 5.0% of our Patient care revenues (net of contractual allowances) to provide management consulting services for the Tara Facility.

Doubtful accounts expense— The current period expense is due to a $0.2 million provision for doubtful accounts in our Healthcare Services segment partially offset by approximately $0.1 million of Wellington rent receivable cash collections in excess of our prior year provision for non-payment of rent in our Real Estate Services segment. The prior period expense is related to a $0.9 million provision of outstanding rent arrears from Wellington, offset by $0.2 million related to the collection of amounts owed to the Company under tenant payment plans previously not considered collectible.

Other operating expenses — Other operating expenses increased by approximately $0.1 million or 7.8%, to $0.7 million for the nine months ended September 30, 2021, compared with $0.6 million for the same period in 2020. The increase is due to the reversal of a provision for bed taxes related to the Peach Line modification in the prior year quarter.

Gain on extinguishment of debt— Gain on extinguishment of debt is due to the PPP Loan debt forgiveness of $0.2 million partially offset by $0.1 million of deferred financing fees from the extinguishment of the Coosa MCB Loan.

Other expense, net— Other expense, net increased by approximately $0.7 million, to $0.8 million, for the nine months ended September 30, 2021, compared with $0.1 million for the same period in 2020. These expenses in both years are related to professional and legal services to evaluate and assist with possible opportunities to improve the Company’s capital structure.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months following the date of this filing. At September 30, 2021, the Company had $6.2 million in unrestricted cash, including a Medicaid overpayment of $1.0 million received on September 30, 2021, which the Company expects to repay in the near future and is recorded in “Accrued Expenses” in the Company’s consolidated balance sheets as of September 30, 2021. During the nine months ended September 30, 2021, the Company generated positive cash flow from continuing operations of $4.3 million and anticipates continued positive cash flow from operations in the future, subject to the continued uncertainty of the COVID-19 pandemic and its impact on the Company’s business, financial condition and results of operations.

As of December 31, 2020, Regional recorded an estimated allowance of $1.4 million against a rent receivable of $2.7 million from the Wellington Tenants. During the three months ended September 2021, the Company recorded $0.1 million in debt recovery due to collections exceeding our December 31, 2020 estimated allowance. During the nine months ended September 30, 2021, the Company collected $3.3 million pursuant to the Wellington Lease Termination (excluding $0.2 million insurance refund) and paid $1.0 million to partially satisfy the Wellington Lease Termination obligation of approximately of $1.7 million of bed taxes in arrears and $0.1 million in collection expenses. The Company provides no assurance that we will be able to collect any of the additional $1.2 million in rent arrears in excess of the net $1.5 million already collected.

During the three and nine months ended September 30, 2021, the Company recognized approximately $0.5 million and $1.0 million respectively, of variable rent for the Powder Springs Facility and, as of the date of filing this Quarterly Report, has collected all of such variable rent replacing approximately $1.5 million of cash rent previously anticipated from the Wellington Tenant. The Tara Facility operations performance during the three and nine months ended September 30, 2021 has been insufficient to cover any of the rent the Company is obligated to pay under its lease. On January 1, 2021, the Company had entered into the Vero Management Agreement with Vero Health under which Vero Health provided management consulting services for the Tara Facility, which the Company now operates. On September 21, 2021, the Company notified Vero Health, of Regional’s intention to terminate the Vero Management Agreement, effective October 1, 2021. Regional will continue to operate the Tara Facility and has entered into the Peach Management Agreement with Peach dated as of September 22, 2021 and effective October 1, 2021 to provide management consulting services for the Tara Facility. Affiliates of Peach also lease from Regional three facilities located in Georgia. The fixed Management fee Regional will pay Peach is 1% less than under the Vero Management Agreement with additional percentages for meeting specified performance targets. For further information on the Peach Management Agreement see Note 8 – Leases and Note 13 – Segment Results to the Company’s consolidated financial statements located in Part I, Item 1, Notes to Consolidated Financial Statements”, of this Quarterly Report.

Debt Extinguishment. On August 13, 2021, the Company received official notification from FountainHead Commercial Capital, providers of our $0.2 million Paycheck Protection Program Loan (“PPP Loan), that the full $0.2 million was forgiven by the SBA on July 9, 2021.

As of September 30, 2021, the Company had $53.4 million in indebtedness, net of $1.3 million deferred financing, and unamortized discounts. The Company anticipates net principal repayments of approximately $2.0 million during the next twelve-month period, approximately $1.3 million of routine debt service amortization, $0.6 million of current maturities of other debt (including $0.1 million related to insurance financing for the Tara Facility operations), and a $0.1 million payment of bond debt.

On September 30, 2021, the Company and the Exchange Bank of Alabama executed a $5.1 million Promissory Note with a 3.95% annual fixed interest rate and maturity date of October 10, 2026. The Coosa Credit Facility refinanced $5.1 million prime + 1.5% variable interest rate debt owed to Metro City Bank with a maturity date of January 31, 2036. The Coosa Credit Facility is secured by the assets of Coosa, which includes the Coosa Facility and the assets of Meadowood which includes the Meadowood Facility. The Company incurred approximately $0.1 million in new deferred financing fees and expensed approximately $0.1 million deferred financing fees associated with the Coosa MCB Loan.

Consequently the Company recorded a net gain of approximately $0.1 million on extinguishment of debt during the three months ended September 30, 2021, being $0.2 million gain on forgiveness of the PPP Loan partially offset by $0.1 million of expensed deferred financing fees associated with the extinguishment of the Coosa MCB Loan.

Debt Modification. In conjunction with the September 30, 2021 Coosa Facility refinance, the Company and the Exchange Bank of Alabama executed the Meadowood Credit Facility that extended the maturity date on $3.5 million Meadowood Credit

Facility, as amended, in current senior debt secured by the assets of Coosa and the assets of Meadowood, other mortgage indebtedness from May 1, 2022 to October 1, 2026. Additionally on August 17, 2021, the Company extended the maturity date on approximately $0.5 million other debt from August 25, 2021 to August 25, 2023 (known as the “KeyBank Exit Notes”).

Company recorded a net gain of approximately $0.1 million on extinguishment of debt during the three months ended September 30, 2021, being $0.2 million gain on forgiveness of the PPP Loan partially offset by $0.1 million of expensed deferred financing fees associated with the extinguishment of the Coosa MCB Loan.

For further information, see Note 8 – Notes Payable and Other Debt to the Company’s consolidated financial statements located in Part I, Item 1, Notes to Consolidated Financial Statements”, of this Quarterly Report.

The Company is current with all of its Notes payable and other debt as described in Note 8 – Notes Payable and Other Debt, to the Company’s Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report. The Company has benefited from various, now expired, stimulus measures made available to it through the CARES Act enacted by Congress in response to the COVID-19 pandemic, which allowed for, among other things: (i) a deferral of debt service payments on USDA loans to maturity, (ii) an allowance for debt service payments to be made out of replacement reserve accounts for HUD loans, and (iii) debt service payments to be made by the SBA on all SBA loans.

In early 2020, the Company began on-going efforts to investigate alternatives to retire or refinance our outstanding debt of Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise.  Costs associated with these efforts have been expensed as incurred in “Other expense, net” and were $0.9 million and $0.2 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Debt Covenant Compliance

As of September 30, 2021, the Company was in compliance with the various financial and administrative covenants under the Company’s outstanding credit related instruments.

Series A Preferred Dividend Suspension

On June 8, 2018, the Board indefinitely suspended quarterly dividend payments with respect to the Series A Preferred Stock. As of September 30, 2021, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $34.6 million of undeclared preferred stock dividends in arrears. The Board believes that the dividend suspension will provide the Company with additional funds to meet, in part, its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.20 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

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

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
(Amounts in 000’s)	2021	2020
Net cash provided by operating activities - continuing operations	$4,307	$1,933
Net cash used in operating activities - discontinued operations	(195)	(1,017)
Net cash used in investing activities - continuing operations	(119)	(209)
Net cash used in financing activities - continuing operations	(1,859)	(999)
Net change in cash and restricted cash	2,134	(292)
Cash and restricted cash at beginning of period	7,492	8,038
Cash and restricted cash, ending	$9,626	$7,746

Nine Months Ended September 30, 2021

Net cash provided by operating activities—continuing operations for the nine months ended September 30, 2021 was approximately $4.3 million, primarily due to changes in working capital, consisting of our collection of rent arrears from the Wellington Lease Termination and income from operations less noncash charges (primarily, depreciation and amortization and lease revenue in excess of cash rent received). The $2.4 million increase compared to the same period in the prior year includes $1.0 million Medicaid overpayment that the Company expects to repay shortly and reflects the collection of $3.3 million from the Wellington Lease Termination (excluding $0.2 million insurance refund), offset by payment of $1.0 million of bed tax in arrears for the Powder Springs Facility, $0.1 million of other collection expenses, approximately $0.4 million additional interest payments as result of the CARES ACT interest deferrals and additional net operating outflows of $0.6 million.

Net cash used in operating activities—discontinued operations for the nine months ended September 30, 2021 was approximately $0.2 million, excluding non-cash proceeds and payments. This amount was to fund legal and associated settlement costs related to our legacy professional and general liability claims and expenses related to and payment of legacy accounts payable.

Net cash used in investing activities—continuing operations for the nine months ended September 30, 2021 was approximately $0.1 million. This capital expenditure was for computer hardware, software and furniture and fixtures for the Tara Facility.

Net cash used in financing activities—continuing operations was approximately $1.9 million for the nine months ended September 30, 2021. This is the result of routine repayments totaling $1.0 million towards our senior debt obligations, $0.1 million repayment of the City of Springfield, Ohio First Mortgage Revenue Series 2012 B Bonds, and approximately $0.8 million toward our current insurance funding of other debt for the Tara Facility and our directors and officers insurance.

Nine Months Ended September 30, 2020

Net cash provided by operating activities—continuing operations for the nine months ended September 30, 2020 was approximately $1.9 million, consisting primarily of our income from operations less changes in working capital, and noncash charges (primarily, depreciation and amortization, and lease revenue in excess of cash rent). The Company received approximately a $0.4 million principal payment from Peach upon modification of the Peach Line, $0.5 million from rent arrears payment plans, and $0.2 million PPP loan proceeds, in addition to net operating inflows of approximately $0.8 million.

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

Net cash used in financing activities—continuing operations was approximately $1.0 million for the nine months ended September 30, 2020. This is the result of routine repayments totaling approximately $1.2 million towards our debt obligations, partially offset by receipt of $0.2 million proceeds from the PPP Loan.

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

As of September 30, 2021 and December 31, 2020, the Company reserved for approximately $0.1 million and $1.4 million, respectively, of uncollected receivables. Accounts receivable, net, totaled $1.9 million at September 30, 2021 and $2.1 million at December 31, 2020.  For information regarding the Company’s Receivables, see Note 1 – Organization and Significant Accounting Policies, to the Company’s Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report.

Operating Leases

For information regarding the Company’s operating leases, see Note 6 – Leases, to the Company’s Notes to consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report, and Note 6 – Leases located in Part II, Item 8, “Financial Statements and Supplementary Data”, included in the Annual Report.

Off-Balance Sheet Arrangements

Guarantee

On November 30, 2018, the Company subleased five facilities located in Ohio to the Aspire Sublessees, formerly affiliated with MSTC Development Inc., pursuant to the Aspire Subleases, whereby the Aspire Sublessees took possession of, and commenced operating, the Aspire Facilities as subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at September 30, 2021.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Additionally, the Company is a defendant in one fair labor standards action. On October 7, 2021, a violation of Fair Labor Standards action was filed in the District Court for the Southern District of Ohio Western Division at Dayton, by Colleen Long against the Company and UVMC Nursing Care Inc. dba Koester Pavilion (the “Defendants”), on behalf of herself and all current and former non-exempt employees employed from approximately September 30, 2018 onwards (hereinafter the “Putative Class Members”), at a facility managed by the Company, alleging Defendants have failed to pay all overtime wages due. The plaintiff is seeking an order certifying the Putative Class Members as an Ohio Class and designation of the plaintiff as representative for the Ohio Class. Additionally, the plaintiff is seeking, for Putative Class Members, back pay equal to the amount of all unpaid overtime pay for three years preceding October 7, 2021 plus an additional equal amount in liquidation damages, punitive damages of not less than $150.00 for each day the violation continued, an award of 6% of the total unpaid wages or $200.00 for each instance of failure to pay wages owed within thirty days, whichever is greater, attorney’s fees and costs, and any other relief the plaintiff is entitled to. The Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in this action.

As of the date of filing of this Quarterly Report, the Company is a defendant in an aggregate of 13 additional professional and general liability actions, including the action detailed below. These 13 additional professional and general liability actions set forth claims relating to time periods after the Transition, were commenced on behalf of former patients of our current or prior tenants. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing at the applicable facility operated by our tenants. These actions on behalf of former patients of our current or prior tenants all relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator (and of which four such actions relate to events which occurred after the Company sold such facilities) and are subject to such operators’ indemnification obligations in favor of the Company. There is no assurance that our tenants will have sufficient assets, income, and access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.

On October 4, 2021, a medical negligence and wrongful death action was filed in the State Court of Gwinnett County, Georgia, by Bonnie L. Aquilino, Traci R. Randall, and Judy W. Sturgess against Wellington, other legal entities unaffiliated with the Company, the Company, and the Company’s Chief Executive Officer, on behalf of, and alleging the wrongful death and medical negligence of, a patient at the facility known as Thunderbolt Transitional Care and Rehabilitation. During the patient’s dates of service, the facility was subleased to Wellington (a third-party operator) by the Company, and such facility was operated by Wellington. The plaintiff is seeking an amount in excess of $10,000 for professional malpractice and an unspecified amount for the full value of the life of the patient and other compensatory damages to be determined by jury trial. The Company is indemnified by Wellington in this action. The Company believes that this action lacks merit and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in this action.

The Company established a self-insurance reserve for its professional and general liability claims, included within “Accrued expenses” on the Company’s consolidated balance sheets of $0.1 million and $0.2 million at September 30, 2021 and

December 31, 2020, respectively. Additionally as of September 30, 2021 and December 31, 2020, $0.1 million and $0.1 million, respectively, was reserved for settlement amounts in “Accounts payable” on the Company’s consolidated balance sheets. For additional information regarding the Company’s self-insurance reserve, see Note 14 – Commitments and Contingencies in Part II, Item 8, “Financial Statements and Supplementary Data”, included in the Annual Report.

Item 1A.	Risk Factors.

For a detailed description of certain risk factors that could affect our business, operations and financial condition, see Part I, Item 1A., Risk Factors, included in the Annual Report, as supplemented and modified by the risk factors set forth below in this Item 1A. The risk factors described in the Annual Report and this Quarterly Report (collectively, the “Risk Factors”) do not describe all risks applicable to our business, and we intend it only as a summary of certain material factors. The Risk Factors should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report because the Risk Factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. If any of the risks actually occur, our business, financial condition, or results of operations could be negatively affected. In that case, the trading price of the common stock and Series A Preferred Stock could decline.

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

COVID-19 Global Pandemic

The COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business during the nine months ended September 30, 2021, and we expect it will continue to adversely affect our business in the quarter ending December 31, 2021 and beyond, for a variety of reasons, including those discussed below and elsewhere in this Quarterly Report.

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

While the Company has received approximately 97% of its anticipated monthly rental receipts from tenants for the nine months ended September 30, 2021, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness.

On November 5, 2021, the CMS published COVID-19 Health Care Staff Vaccination requirements that most Medicare- and Medicaid-certified providers and suppliers must meet in order to participate in the Medicare and Medicaid programs. This emergency regulation was effective immediately and requires employees at Medicare and Medicaid-participating facilities and employers with more than 100 employees to be vaccinated. Some states have also issued their own orders to employers and healthcare providers that may or may not align with federal directives. The legality of both federal and state vaccine mandates will likely be decided by the courts. Until pending laws and regulations related to vaccine mandates are both finalized and adjudicated, our tenants will continue to manage in different ways — from mandating vaccines for all employees to waiting to see how the issue is ultimately resolved. The mandates, as presently written, may cause disruption to tenants’ operations if employees refuse vaccination and are terminated, and our tenants are not able to replace them in a timely manner or experience increased costs to do so.

To help offset these costs as well as occupancy declines, various relief programs have been enacted by federal and state governments, which have provided, and we expect will continue to provide, some payments to our tenants, subject to the programs’ respective terms and conditions. The CARES Act established a grant program administered by the HHS under which Provider Relief Funds have been made available.  In early November 2021, the HHS closed the application portal for its Phase 4 allocation of approximately $17 billion of Provider Relief Funds and an allocation of approximately $8.5 billion in American Rescue Plan resources for providers serving patients living in rural areas. We expect that our tenants pursued additional funding from these allocations, and will pursue any future funding that may become available, though there can be no assurance that our tenants will qualify for, or receive, any Phase 4 or American Rescue Plan, or any future, funding.

We also do not know the number of facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19. While we have requested reporting from operators of their numbers of cases and HHS and CMS has required additional reporting by operators, we may not receive accurate information on the number of cases, which could result in a delay in reporting. We expect to see continued increased clinical protocols for infection control within facilities and increased monitoring of employees, guests and other individuals entering facilities; however, we do not yet know if future reimbursement rates in combination with the various relief programs that have been made available will be sufficient to cover the increased costs of enhanced infection control and monitoring. The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the ultimate duration, spread and intensity of the outbreak, which may depend on factors such as the development and implementation of an effective vaccine and treatments for COVID-19, government funds and other support for the senior care sector, and the efficacy of other policies and measures that may mitigate the impact of the pandemic, all of which are uncertain and difficult to predict. Due to these uncertainties, we are unable at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition, and cash flows could be material.

Risks Related to Our Capital Structure

We have substantial indebtedness, which may have a material adverse effect on our business and financial condition.

As of September 30, 2021, we had approximately $53.4 million, net of $1.3 million deferred financing and unamortized discounts, in indebtedness. We may also obtain additional short-term and long-term debt to meet future capital needs, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

As of the date of filing this Quarterly Report, our 20 properties (excluding the one facility operated by us and three facilities that are managed by us) are operated by a total of 20 separate tenants, with each of our tenants being affiliated with one of seven local or regionally-focused operators. We refer to our tenants who are affiliated with the same operator as a group of affiliated tenants. Each of our operators operate (through a group of affiliated tenants) between one and six of our facilities, with our most material operators, C.R Management and Aspire, each operating (through a group of affiliated tenants) six and five facilities, respectively. We therefore depend on tenants who are affiliated with C.R Management and Aspire for a significant portion of our revenues. We give no assurance that the tenants affiliated with C.R Management and Aspire will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their obligations under the applicable leases and subleases, and any inability or unwillingness by such tenants to do so could have a material adverse effect on us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

The Board suspended dividend payments with respect to the Series A Preferred Stock, commencing with the fourth quarter of 2017, and determined to continue such suspension indefinitely in June 2018. No dividends were declared or paid with respect to the Series A Preferred Stock for such dividend periods. As a result of such suspension, the Company has $34.6 million of undeclared preferred stock dividends in arrears, whose annual dividend rate has increased to 12.875% commencing with the fourth quarter of 2018, with respect to the Series A Preferred Stock as of the date of filing of this Quarterly Report. See Note 10 – Common and Preferred Stock, “Preferred Stock Offerings and Dividends”, to the Company’s Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On September 30, 2021 the Company and the Exchange Bank of Alabama executed a $5.1 million Promissory Note with a 3.95% annual fixed interest rate and maturity date of October 10, 2026 (the “Coosa Credit Facility”). The Coosa Credit Facility, refinanced $5.1 million prime + 1.5% variable interest rate debt owed to Metro City Bank with a maturity date of January 31, 2036, (the “Coosa MCB Loan”). The Coosa Credit Facility, guaranteed by Regional Health Properties, Inc., is secured by the assets of Coosa, including the Coosa Facility and the assets of Meadowood, including the Meadowood Facility. The Company incurred approximately $0.1 million in new deferred financing fees and expensed approximately $0.1 million deferred financing fees associated with the Coosa MCB Loan. The Coosa Credit Facility includes customary terms, including events of default with an associated annual 5% default interest rate. Upon the occurrence of certain events of default, the lenders may terminate the Coosa Credit Facility and the Meadowood Credit Facility and all amounts due under both credit facilities will become immediately due and payable. The Coosa Credit Facility has prepayment penalties of 5% in the 1st year, 4% in the 2nd year and 1% thereafter.

In conjunction with the September 30, 2021, Coosa Facility refinance, the Company and the Exchange Bank of Alabama signed an agreement dated October 1, 2021, that extended the maturity date on the $3.5 million Meadowood Credit Facility as amended, recorded in “senior debt other mortgage indebtedness” and which is secured by the Meadowood Facility, from May 1, 2022 to October 1, 2026. Additionally, the Meadowood Credit Facility as amended, is guaranteed by Regional Health Properties, Inc. and the assets of Coosa.

The above summary of the is qualified in its entirety by reference to the full text of the Coosa Credit Facility and the Meadowood Credit Facility, which is filed as Exhibit 4.17 and 4.18 respectively, to this Quarterly Report. For further information, see Note 8 – Notes Payable and Other Debt to the Company’s consolidated financial statements located in Part I, Item 1, Notes to Consolidated Financial Statements”, of this Quarterly Report.

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

4.16	Management Agreement, dated as of September 22, 2021, by and between Peach Health Group, LLC and Tara Operator, LLC.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on September 27, 2021
4.17	Promissory Note, dated as of September 30, 2021, by and between Coosa Nursing, LLC and the Exchange Bank of Alabama.	Filed herewith

4.18	Extension and Modification Agreement, dated as of October 01, 2021, by and between Meadowood Holdings Property, LLC and the Exchange Bank of Alabama.	Filed herewith
4.19	Second Renewal Amended and Restated Promissory Note, dated as of August 17, 2021, by and between Regional Health Properties, Inc. and KeyBank National Association.	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

*	Identifies a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	November 12, 2021	/s/ Brent Morrison
Brent Morrison
Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 12, 2021	/s/ Benjamin A. Waites
Benjamin A. Waites
Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)