Form 10-K
period 2021-12-31
REGIONAL HEALTH PROPERTIES, INC
filed 2022-02-22
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of Regional Health Properties, Inc.’s common stock held by non-affiliates as of June 30, 2021, the last business day of Regional Health Properties Inc.’s most recently completed second fiscal quarter, was $21,210,310. The number of shares of Regional Health Properties, Inc., common stock, no par value, outstanding as of February 18, 2022, was 1,788,339.

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

PART I.

Item 1.    Business

Overview

Regional Health Properties, Inc. (“Regional Health” or “Regional”), through its subsidiaries (together, the “Company” or “we”), is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living. Our business primarily consists of leasing and subleasing such facilities to third-party tenants, which operate the facilities. As of December 31, 2021, the Company owned, leased, or managed for third parties 24 facilities primarily in the Southeastern United States of America. The operators of the Company’s facilities provide a range of healthcare services to their patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents. Effective January 1, 2021, the Company commenced operation of one previously subleased facility as a portfolio stabilization measure. Absent securing a new tenant for another currently subleased facility, due to the current tenant losing their license on or around April 1, 2022, the Company has plans underway to operate the facility on April 1, 2022.

Accordingly, as of January 1, 2021, the Company has two primary reporting segments: (i) real estate services, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants, including the Company’s management of three facilities on behalf of third-party owners (“Real Estate Services”); and (ii) healthcare services, which as of the date of this Annual Report consists of the operation of a skilled nursing facility (“Healthcare Services”).

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

Historically, AdCare’s business was focused primarily on owning and operating skilled nursing facilities (“SNFs”) and managing such facilities for unaffiliated owners with whom AdCare had management contracts. In July 2014, AdCare commenced a transition (the “Transition”) whereby AdCare and its subsidiaries: (i) leased to third-party operators all of the healthcare properties which they own and previously operated; (ii) subleased to third-party operators all of the healthcare properties which they lease (but do not own) and previously operated; and (iii) retained a management agreement to manage two skilled nursing facilities and one independent living facility for third parties (the “Management Contract”. The Transition was completed in December 2015, and, as a result of the Transition, the Company acquired certain characteristics of a real estate investment trust (“REIT”) and became focused on the ownership, acquisition and leasing of healthcare properties.

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
•

the rights of the holders of RHE common stock and RHE Series A Preferred Stock are governed by the amended and restated articles of incorporation of Regional (the “RHE Charter”) and the amended and restated bylaws of Regional (the “RHE Bylaws”). The RHE Charter is substantially equivalent to AdCare’s articles of incorporation, as amended (the “AdCare Charter”), except that the RHE Charter includes ownership and transfer restrictions related to the RHE common stock. The RHE Bylaws are substantially equivalent to the bylaws of AdCare, as amended (the “AdCare Bylaws”);

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

When used in this Annual Report, unless otherwise specifically stated or the context otherwise requires, the terms:

•	“Board” or “Board of Directors” refers to the AdCare Board with respect to the period prior to the Merger and to the Regional Board with respect to the period after the Merger;
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

As of December 31, 2021, the Company owned, leased, managed for third parties, or operated 24 facilities, primarily in the Southeastern United States. Of the 24 facilities, the Company: (i) leased 10 SNFs (which the Company owns), (ii) subleased eight SNFs (which the Company leases), to third-party tenants; (iii) operated one skilled nursing facility, as of January 1, 2021 as a portfolio stabilization measure, previously subleased (which the Company leases); (iv) leased two assisted living facilities (which the Company owns) to third-party tenants; and (v) managed, on behalf of third-party owners, two SNFs and one independent living facility.

Effective January 1, 2021, the Company terminated the subleases for two SNFs located in Georgia (the “Wellington Lease Termination”) with affiliates of Wellington Healthcare Services II, L.P. (“Wellington”), and as a portfolio stabilization measure, the Company commenced operating one of the facilities, a previously subleased 134-bed SNF located in Thunderbolt, Georgia (the “Tara Facility”) and entered into a new sublease agreement with an affiliate of Empire Care Centers, LLC (“Empire”) for the other facility, a 208-bed SNF located in Powder Springs, Georgia (the “Powder Springs Facility”). On January 1, 2021, the Company entered into a Management Consulting Services Agreement (the “Vero Management Agreement”) with Vero Health Management, LLC (“Vero Health”) under which Vero Health provided management consulting services for the Tara Facility, which the Company now operates. On September 21, 2021, the Company notified Vero Health, of Regional’s intention to terminate the Vero Management Agreement, effective October 1, 2021. Regional continues to operate the Tara Facility and has entered into a Management Agreement (the “Peach Management Agreement”) with Peach Health Group, LLC (“Peach Health”), dated as of September 22, 2021, and effective October 1, 2021, to provide management consulting services for the Tara Facility. Affiliates of Peach Health also lease from Regional three facilities located in Georgia.

The Company, through one of its subsidiaries, owns an assisted living facility (“ALF”) and a specialty care, or memory care, ALF (“SCALF”), each located at 509 Pineview Avenue, Glencoe, Alabama (the ALF and the SCALF, together, the “Meadowood Facility”), which Meadowood Facility the Company leases to CRM of Meadowood, LLC (“CRM”). CRM is an affiliate of C. Ross Management, LLC (“C.R. Management”). On December 14, 2021, CRM and the Alabama Department of Public Health (the “ADPH”) entered into two Consent Agreements (one for the ALF and one for the SCALF) pursuant to which CRM will no longer be permitted to operate or manage the Meadowood Facility. On December 14, 2021, the State Board of Health for the State of Alabama issued final administrative Consent Orders with respect to the Consent Agreements.

The Consent Agreements provide, among other things, that: (i) on or before March 1, 2022, a new entity or individual responsible for the operation and management of the Meadowood Facility shall be identified; (ii) on or before April 1, 2022, the operation and management of the Meadowood Facility shall be relinquished to an entity or individual approved and licensed by the ADPH to operate the Meadowood Facility, effective April 1, 2022 or on such earlier date as may be agreed upon with the ADPH; and (iii) by April 15, 2022, if a proposed entity or individual has not received a license to operate the Meadowood Facility, or if for other reasons the operation and management of the Meadowood Facility is not or cannot be relinquished to an entity or individual licensed by the ADPH to operate the Meadowood Facility, then the Meadowood Facility shall (a) on April 15, 2022, send a written notice of discharge to each resident or resident sponsor, and (b) provide for the safe and appropriate discharge of each resident, and close and cease all operation of the Meadowood Facility, on or before June 1, 2022. There is a strong possibility that the Company will have to operate the Meadowood Facility. See Note 6- Leases to our audited consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report.

The following table provides summary information regarding the number of facilities and related licensed beds/units by state and property type as of December 31, 2021:

								Managed for
	Owned		Leased			Leased Operating		Third-Parties		Total
	Facilities	Beds/Units	Facilities		Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
State
Alabama (1)	2	285	—		—	—	—	—	—	2	285
Georgia	3	395	7	(2)	750	1	134	—	—	11	1,279
North Carolina	1	106	—		—	—	—	—	—	1	106
Ohio	4	306	1		99	—	—	3	332	8	737
South Carolina	2	180	—		—	—	—	—	—	2	180
Total	12	1,272	8		849	1	134	3	332	24	2,587
Facility Type
Skilled Nursing	10	1,016	8		849	1	134	2	249	21	2,248
Assisted Living	2	256	—		—	—	—	—	—	2	256
Independent Living	—	—	—		—	—	—	1	83	1	83
Total	12	1,272	8		849	1	134	3	332	24	2,587

(1)

On December 14, 2021, CRM, an affiliate of C.R. Management, and the ADPH entered into two Consent Agreements (one for the ALF and one for the SCALF) pursuant to which CRM will no longer be permitted to operate or manage the 161-bed Meadowood Facility after April 1, 2022, hereafter referred to as the “Meadowood Involuntary Lease Termination”. The Company must either find a replacement tenant, operate the facility, or discharge all the residents on or before June 1, 2022, hereafter referred to as the “Meadowood Facility Uncertainty”. Absent securing a new tenant, the Company has plans underway to operate the Meadowood Facility on April 1, 2022, and hence its operation will then be reported as part of our Healthcare Services segment.

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

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation as of December 31, 2021:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management (2)	6	744
Aspire	5	405
Peach Health Group	3	266
Symmetry Healthcare	2	180
Beacon Health Management	2	212
Vero Health Management	1	106
Empire (3)	1	208
Subtotal	20	2,121
Regional Health Managed	3	332
Regional Health Operated (4)	1	134
Total	24	2,587
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

(2)

On December 14, 2021, CRM, an affiliate of C.R. Management, and the ADPH entered into two Consent Agreements (one for the ALF and one for the SCALF) pursuant to which CRM will no longer be permitted to operate or manage the Meadowood Facility after April 1, 2022, hereafter referred to as the “Meadowood Involuntary Lease Termination”. The Company must either find a replacement tenant, operate the facility, or discharge all the residents on or before June 1, 2022, hereafter referred to as the “Meadowood Facility Uncertainty”. Absent securing a new tenant, the Company has plans underway to operate the Meadowood Facility on April 1, 2022, and hence its operation will then be reported as part of our Healthcare Services segment.

(3)

As of January 1, 2021, pursuant to sublease terminations for two facilities located in Georgia with affiliates of Wellington the Company commenced operating the Tara Facility as a portfolio stabilization measure and entered into a sublease agreement for the Powder Springs Facility with an affiliate of Empire.

(4)

As of January 1, 2021, the Company entered into the Vero Management Agreement with Vero Health under which Vero Health will provide management consulting services for the Tara Facility which the Company now operates. On September 21, 2021, the Company notified Vero Health, of Regional’s intention to terminate the Vero Management Agreement, effective October 1, 2021. Regional continues to operate the Tara Facility and has entered the Peach Management Agreement with Peach Health, dated as of September 22, 2021, and effective October 1, 2021, to provide management consulting services for the Tara Facility. Affiliates of Peach Health also lease from Regional three facilities located in Georgia.

Acquisitions and Dispositions

The Company made no acquisitions nor dispositions during the years ended December 31, 2021, and December 31, 2020.

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

Industry Trends

The skilled nursing segment of the long-term care industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting of patient care to lower cost settings. The growth of the senior population in the United States continues to increase healthcare costs, often faster than the available funding from government-sponsored healthcare programs. In response, federal and state governments have adopted cost containment measures that encourage the treatment of patients in more cost effective settings, such as SNFs, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals, inpatient rehabilitation facilities and other post-acute care settings. As a result, SNFs are generally serving a larger population of higher acuity patients than in the past.

The skilled nursing industry is large, highly fragmented, and characterized predominantly by numerous local and regional providers. Based on a decrease in the number of SNFs over the past few years, we expect that the supply and demand balance in the skilled nursing industry will continue to improve. We also anticipate that, as life expectancy continues to increase in the United States, notwithstanding the recent declines due to COVID-19 and to increased deaths amongst younger and middle-aged individuals (due to the overdose epidemic and suicides), the overall demand for skilled nursing services will increase. The primary market demographic for skilled nursing services is primarily individuals age 75 and older. According to the most recently completed 2010 U.S. Census, there were over 40 million people in the United States in 2010 that are over 65 years old. The 2010 U.S. Census estimates this group is one of the fastest growing segments of the United States population and is expected to more than double between 2000 and 2030. On June 25, 2020, the U.S. Census Bureau released estimates showing the nation’s 65-and-older population has grown rapidly since 2010, driven by the aging of Baby Boomers born between 1946 and 1964. The 65-and-older population grew by over a third during the past decade, and by 3.2% from 2018 to 2019.

We believe the skilled nursing industry has been and will continue to be impacted by several other trends. The use of long-term care insurance is increasing among seniors as a means of planning for the costs of skilled nursing care services. In addition, as a result of increased mobility in society, reduction of average family size, and the increased number of two-wage earner couples, more seniors are looking for alternatives outside their own family for their care. However, the current COVID-19 pandemic, which has significantly worse health outcomes for the residents of SNFs and the current visitation restrictions could significantly negatively impact the above trends.

Competitive Strengths

As of the date of filing this Annual Report we believe we possess the following competitive strengths:

Long-Term, Triple-Net Lease Structure. All but one of our real estate properties are leased under triple-net operating leases with initial terms generally ranging from 10 to 15 years pursuant to which the tenants are responsible for all facility maintenance, insurance and taxes, and utilities. As of the date of filing this Annual Report, the leases had an average remaining initial term of approximately five and a half years. In addition, every lease but one contain specific rent escalation amounts ranging from 1.0% to 3.0% annually. Further, each lease has one or more renewal options. For those facilities subleased by the Company, the renewal option in the sublease agreement is dependent on the Company’s renewal of its lease agreement. We also typically receive additional security under these leases in the form of security deposits from the lessee and guarantees from the parent or other related entities of the lessee.

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

Geographically Diverse Property Portfolio. Our portfolio of 24 properties, comprising 2,587 licensed beds/units, is diversified across six states. Our properties in any one state did not account for more than 46% of our total properties as of the date of filing this Annual Report. Properties in our largest state, Georgia, are geographically dispersed throughout the state. We believe this geographic diversification will limit the effect of a decline in any one regional market on our overall performance.

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

Resolve Legacy Professional and General Liability Claims. As a result of the Transition (which was completed in December 2015), the Company no longer operated SNFs, except for the operation of facilities in connection with portfolio stabilization measures as and when required. The Company, however, continues to be subject to certain pending professional and general liability actions with respect to the time it operated SNFs, including claims that the services the Company provided as an operator resulted in the injury or death of patients and claims related to professional and general negligence, employment, staffing requirements and commercial matters. The Company is also named in legal actions that have arisen post Transition where plaintiffs appear to be unaware we do not provide services directly to our tenant’s patients. Management is committed to resolving pending claims. See Part I, Item 3, “Legal Proceedings” and Note 14 – Commitments and Contingencies to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

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

Our ability to generate rental revenues from our properties also depends on the competition faced by our tenants (which competition we also directly face when we undertake portfolio stabilization measures in our Healthcare Services segment). Our tenants, as do we, compete on a local and regional basis with other healthcare operating companies that provide comparable services. Our tenants compete to attract and retain patients and residents based on scope and quality of care, reputation and financial condition, price, location and physical appearance of the properties, services offered qualified personnel, physician referrals and family preferences. The ability of our tenants to compete successfully could be affected by private, federal and state reimbursement programs and other laws and regulations.

Revenue Sources and Recognition

Patient Care Revenue. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. Revenue from our new Healthcare Services business segment is derived from services rendered to patients in the Tara Facility. The Company receives payments from the following sources for services rendered in our facilities: (i) the federal government under the Medicare program administered by CMS; (ii) state governments under their respective Medicaid and similar programs; (iii) commercial insurers; and (iv) individual patients and clients. The vast majority (greater than 90%) of the revenue the Company has recognized is from government sources. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and other price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. The Company recognizes revenue at the amount that reflects the consideration the Company expects to receive in exchange for the services provided. These amounts are due from residents or third-party payors and include variable consideration for retroactive adjustments from estimated reimbursements, if any, under reimbursement programs. Performance obligations, such as providing room and board, wound care, intravenous drug therapy, physical therapy, and quality of life activities amongst others, are determined based on the nature of the services provided are determined based on the nature of the services provided. Revenue is recognized as performance obligations are satisfied. Estimated uncollectable amounts due from patients are generally considered implicit price concessions that are a direct reduction to net patient care revenues.

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

Management Fee Revenues and Other Revenues. The Company recognizes management fee revenues as services are provided. The Company has one contract to manage three facilities (the “Management Contract”), with payment for each month of service generally received in full on a monthly basis. As of December 31, 2020, the balance outstanding on the Management Contract was approximately $0.1 million and as of December 31, 2021, was $31,250. The maximum penalty for service contract nonperformance under the Management Contract is $50,000 per year, payable after the end of the year. Further, the Company recognizes interest income from loans and investments, using the effective interest method when collectability is probable. The Company applies the effective interest method on a loan-by-loan basis.

Allowances. The Company assesses the collectability of our rent receivables, including straight-line rent receivables and working capital loans to tenants. The Company bases its assessment of the collectability of rent receivables and working capital loans to tenants on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company’s evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments or payments on a working capital loan, the Company provides a reserve against the recognized straight-line rent receivable asset or working capital loan for the portion that we estimate may not be recovered. If the Company changes its assumptions or estimates regarding the collectability of future rent payments required by a lease or required from a working capital loan to a tenant, the Company may adjust its reserve to increase or reduce the rental revenue or interest revenue from working capital loans to tenants recognized in the period the Company makes such change in its assumptions or estimates. The Company has reserved for approximately 1.5% of our patient care receivables based on the history provided by Vero Health for private payors and continues to assess the adequacy of such reserve.

As of December 31, 2021, and December 31, 2020, the Company reserved for approximately $0.2 million and $1.4 million, respectively, of uncollected receivables. Accounts receivable, net totaled $2.1 million at December 31, 2021 compared with $2.1 million at December 31, 2020.

Government Regulation

Healthcare Regulation. Our tenants, and the Company’s Healthcare Services segment are typically subject to extensive and complex federal, state and local laws and regulations relating to quality of care, licensure and certain certificate of need (“CON”) requirements, government reimbursement, fraud and abuse practices, qualifications of personnel, adequacy of plant and equipment, data privacy and security, and other laws and regulations governing the operation of healthcare facilities. We expect that the healthcare industry will, in general, continue to face increased regulation and pressure in these areas. The applicable rules are wide-ranging and can subject our tenants to civil, criminal, and administrative sanctions, including: the possible loss of accreditation or license; denial of reimbursement; imposition of fines; suspension, decertification, or exclusion from federal and state healthcare programs; or facility closure. Changes in laws or regulations, reimbursement policies, enforcement activity, and regulatory non-compliance by tenants, operators, and managers can all have a significant effect on their operations and financial condition. These effects may adversely impact us, as detailed below, and set forth under Item 1A – “Risk Factors” in this Annual Report.

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

Licensure, Certification and CONs. In general, the operators of our SNFs must be licensed and periodically certified through various regulatory agencies that determine compliance with federal, state, and local laws to participate in the Medicare and Medicaid programs. Legal requirements pertaining to such licensure and certification relate to the quality of medical care provided by the operator, qualifications of the tenant’s administrative personnel and clinical staff, adequacy of the physical plant and equipment, and continuing compliance with applicable laws and regulations. A loss of licensure or certification could adversely affect a skilled nursing facility’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect its ability to satisfy its obligations to us.

In addition, many of our SNFs are subject to state CON laws that require governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, are also sometimes necessary for changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment, and introduction of new services or termination of services previously approved through the CON process. CON laws and regulations may restrict a tenant’s ability to expand our properties and grow its business in certain circumstances. Such restrictions could have an adverse effect on the tenant’s revenues and, in turn, its ability to make rental payments under and otherwise comply with the terms of our leases. In addition, CON laws may constrain the ability of an operator to transfer responsibility for operating a particular facility to a new operator. If we have to replace a property operator who is excluded from participating in a federal or state healthcare program (as discussed below), our ability to do so may be affected by a particular state’s CON laws, regulations, and applicable guidance governing such changes.

Compared to SNFs, seniors housing communities (other than those that receive Medicaid payments) do not receive significant funding from governmental healthcare programs and are subject to relatively few, if any, federal regulations. Instead, to the extent they are regulated, such regulation consists primarily of state and local laws governing licensure, provision of services, staffing requirements, and other operational matters, which vary greatly from one jurisdiction to another. Although recent growth in the U.S. seniors housing industry has attracted the attention of various federal agencies that believe more federal regulation of these properties is necessary, Congress thus far has deferred to state regulation of seniors housing communities. However, as a result of this growth and increased federal scrutiny, some states have revised and strengthened their regulation of seniors housing communities. More states are expected to do the same in the future.

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

The CARES Act and related legislation include other provisions offering financial relief. This includes Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payment of Medicare funds in order to increase cash flow to providers. These payments are loans that providers must repay. Additionally, CMS suspended Medicare sequestration payment adjustments from May 1, 2020, through December 31, 2021, which would have otherwise reduced payments to Medicare providers by 2 percent, but also extended sequestration through 2030. In addition to offering economic relief to individuals and businesses, the CARES Act and related legislation include provisions intended to expand coverage of COVID-19 testing and preventative services, address healthcare workforce needs, ease restrictions on telehealth services during the crisis, and ease other legal and regulatory burdens on healthcare providers. Due to recent enactment of the CARES Act, the PPPHCE Act, and the CAA, there is still a high degree of uncertainty surrounding their implementation, and the public health emergency continues to evolve.

On June 16, 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crises announced the launch of an investigation into the COVID-19 response of nursing homes and the use of federal funds by nursing homes during the pandemic. The Select Subcommittee continued to be active throughout the remainder of 2020 and 2021. In March 2021, the Oversight Subcommittee of the House Ways and Means Committee held a hearing on examining the impact of private equity in the U.S. health care system, including the impact on quality of care provided within the skilled nursing industry. These investigations and hearings could result in legislation imposing additional requirement on our tenant operators.

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

As of December 31, 2021, the Company is aware that each of our facilities has reported one or more positive cases of COVID-19 among the residents and/or operator employee populations. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment, processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to SNFs, and higher hospital readmittances from SNFs.

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

While the Company has received approximately 94% of its expected monthly rental receipts from tenants for the twelve months ended December 31, 2021, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient or timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis, as has occurred with more than one of our operators.

We also do not know the number of facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19, and while we have requested reporting of case numbers from our operators and CMS has required additional reporting by operators, we may not receive accurate information on the number of cases, which could result in a delay in reporting. We expect to see continued increased clinical protocols for infection control within facilities and increased monitoring of employees, guests and other individuals entering facilities; however, we do not yet know if future reimbursement rates will be sufficient to cover the increased costs of enhanced infection control and monitoring. The extent of the COVID-19 pandemic’s effect on our and our tenants’ operational and financial performance will depend on future developments, including the ultimate duration, spread and intensity of the outbreak, which may depend on factors such as the development and implementation of an effective vaccine and treatments for COVID-19, government funds and other support for the senior care sector and the efficacy of other policies and measures that may mitigate the impact of the pandemic, all of which are uncertain and difficult to predict. Due to these uncertainties, we are unable at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

Government Reimbursement

The majority of SNFs reimbursement, including our Tara Facility, is through Medicare and Medicaid. These programs are often SNF’s largest source of funding. Senior housing communities generally do not receive funding from Medicare or Medicaid, but their ability to retain their residents is impacted by policy decisions and initiatives established by the administrators of Medicare and Medicaid. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“ACA”) and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Law”). The passage of the Healthcare Reform Law allowed formerly uninsured Americans to acquire coverage and utilize additional healthcare services. In addition, the Healthcare Reform Law gave the CMS new authorities to implement Medicaid waiver and pilot programs that impact healthcare and long-term custodial care reimbursement by Medicare and Medicaid. These activities promote “aging in place,” allowing senior citizens to stay longer in senior housing communities and diverting or delaying their admission into SNFs. In December 2017, Congress eliminated the penalty associated with the individual mandate to maintain health insurance effective January 1, 2019. In December 2018, as a result of the penalty associated with the individual mandate being eliminated, a federal trial court in Texas found that the entire ACA was unconstitutional. The Fifth Circuit Court of Appeals held that the individual mandate was unconstitutional and sent the case back to the trial court for additional analysis as to whether the rest of the ACA can survive. The U.S. Supreme Court agreed to review the case, and on June 17, 2021, dismissed the case, holding that the plaintiffs lacked standing to challenge the mandate or the remainder of the ACA. Additionally, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the ACA. These changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. We cannot predict the ultimate impact of these developments on our tenants. The potential risks, however, that accompany these regulatory and market changes are discussed below.

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

•

Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs. On October 4, 2016, CMS published a final rule that, for the first time in nearly 25 years, comprehensively updated the SNF requirements for participation under Medicare and Medicaid. Among other things, the rule implemented requirements relating to quality of care and quality of life, facility responsibilities and staffing considerations, resident assessments, and compliance and ethics programs. Failure to obtain and maintain Medicare and Medicaid certification by our tenants would result in denial of Medicare and Medicaid payments, which would likely result in a significant loss of revenue. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted payments resulting in lost revenue for specific patients. Efforts to impose reduced payments, greater discounts, and more stringent cost controls by government and other payors are expected to continue. Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs could have a material adverse effect on our tenants’ profitability and cash flows which, in turn, could adversely affect their ability to satisfy their obligations to us. We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our tenants’ operations. No assurance can be given that such reforms will not have a material adverse effect on our tenants or on their ability to fulfill their obligations to us. As a result of the Healthcare Reform Law, and specifically Medicaid expansion and establishment of Health Insurance Exchanges providing subsidized health insurance, more Americans have health insurance. These newly insured Americans utilize services delivered by providers at medical buildings and other healthcare facilities. The Healthcare Reform Law remains controversial. The continued attempts to repeal or reverse aspects of the law could result in insured individuals losing coverage, and consequently, forgoing services offered by provider tenants in medical buildings and other healthcare facilities. See Part I, Item 1A, “Risk Factors” in this Annual Report concerning a possible repeal of the ACA. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Healthcare Reform Law but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allowed states to decline to participate in the expansion—and to forego funding for the Medicaid expansion—without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is still unclear how many states will ultimately pursue this option. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but could also further strain state budgets. While the federal government paid for approximately 100% of those additional costs from 2014 to 2016, the federal matching rate decreased to 90% in 2020. We cannot predict whether other current or future efforts to repeal or amend the Healthcare Reform Law will be successful. Even absent changes to the Healthcare Reform Law, the executive branch of the federal government may make significant changes to the enforcement and implementation of Healthcare Reform Law requirements. We cannot predict the impact that any such repeal or amendment of the Healthcare Reform Law or related action by the executive branch would have on our operators or tenants and their ability to meet their obligations to us. We cannot predict whether the existing Healthcare Reform Law, or future healthcare reform legislation or regulatory changes, will have a material impact on our operators’ or tenants’ property or business. If the operations, cash flows, or financial condition of our operators and tenants are materially and adversely impacted by the Healthcare Reform Law or future legislation, our revenue and operations may be adversely affected as well.

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

•

OIG has increased focus in recent years on billing practices by SNFs. In September 2015, OIG issued a report calling for reevaluation of the Medicare payment system for SNFs. In particular, OIG found that Medicare payments for therapy greatly exceeded SNFs’ costs for therapy, and that, under the current payment system, SNFs increasingly billed for the highest level of therapy even though key beneficiary characteristics remained largely the same. OIG determined that its findings demonstrated the need for CMS to reevaluate the Medicare SNF payment system, concluding that payment reform could save Medicare billions of dollars and encourage SNFs to provide services that are better aligned with beneficiaries’ care needs. OIG also formulates a formal work plan that addresses nursing facilities. The current work plan regarding nursing facilities includes several areas of investigation and review, including (1) nursing facilities’ use of funds to support their COVID-19 responses, improvement of infection-control practices, and outcomes from the use of funds and (2) involuntary transfers or discharges of nursing facility residents. If followed, these reports and recommendations may impact our tenants.  We cannot predict the likelihood, scope, or outcome of any such investigations on our tenants if these recommendations are implemented.

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

•

On February 8, 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (the “BBA”) extending the reduction in Medicare provider payments, commonly called the “sequestration.”  This automatic payment reduction remains at 2% and applies to all Medicare physician claims and certain other claims, including physician-administered medications, submitted after April 1, 2013. Scheduled to expire in 2025, the BBA extended the sequestration through 2027. CMS suspended Medicare sequestration payment adjustments from May 1, 2020, through December 31, 2021, but further extended sequestration through 2030.

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

•

In 2020, the Department of Justice (DOJ) launched a National Nursing Home Initiative to coordinate and enhance civil and criminal enforcement actions against nursing homes with grossly substandard deficiencies. Such enforcement activities are unpredictable and may develop over lengthy period of time. An adverse resolution of any of these enforcement activities or investigations incurred by any of our tenant operators may involve injunctive relief and/or substantial monetary penalties, either or both of which could have a material adverse effect on their reputation, business, results of operations, and cash flow.

•

CMS released its final rule outlining fiscal year 2020 Medicare payment rates and quality programs for SNFs. This final rule has been effective as of October 1, 2019. The policies in the final rule continue to shift Medicare payments from volume to value by implementing SNF Value-Based Purchasing program (“VBP”) and SNF Quality Reporting Program (“QRP”). CMS will be using the Patient-Driven Payment Model (“PDPM”), which focuses on the patient’s condition and resulting care needs rather than on the amount of care provided in order to determine Medicare payment. Based on changes contained within this final rule, CMS estimates that the fiscal year 2020 aggregate impact will be an increase of $851 million in Medicare payments to SNFs, resulting from the fiscal year 2020 SNF market basket update required by the BBA to be 2.8%. The effect of the 2020 prospective payment system (“PPS”) rate update on our tenants’ revenues will be dependent upon their census and the mix of patients at the various PPS and PDPM pay rates. In addition, we cannot predict how future changes may impact reimbursement rates under the SNF PPS and PDPM system.

•

CMS released its final rule outlining fiscal year 2021 Medicare payment rates and quality programs for SNFs. It includes routine technical rate-setting updates to the SNF PPS payment rates and adopts the revised Office of Management and Budget statistical area delineations.  In addition, the rule applies a 5-percent cap on wage index decreases from Fiscal Year 2020 to Fiscal Year 2021. The rule also finalized changes to the International Classification of Diseases, Version 10 (ICD-10) code mappings. CMS also finalized updates to the SNF VBP Program regulation text at 42 C.F.R. § 413.338 to reflect previously finalized policies and updated the 30-day Phase One Review and Correction deadline for the baseline period quarterly report. CMS released its final rule outlining fiscal year 2022 Medicare payment rates and quality programs for SNFs. CMS estimates that the aggregate impact of the payment policies set forth in the final rule would result in an approximate increase of $410 million in Medicare Part A payments to SNFs. In addition, the final rule includes several policies that update the QRP and VBM for fiscal year 2022. For example, CMS adopted a new claims-based measure, the SNF Healthcare-Associated Infections measure, beginning with the FY 2023 SNF QRP. Among other changes, CMS also adopted the COVID-19 Vaccination Coverage among Healthcare Personnel (HCP) Measure requiring SNFs to report on COVID-19 vaccination of their staff to assess whether SNFs are taking steps to limit the spread of COVID-19 among the HCP, reduce transmission risks within their facilities, and help sustain the ability of SNFs to continue serving their communities through the pandemic and beyond.

•

CMS released its final rule outlining fiscal year 2022 Medicare payment rates and quality programs for SNFs. CMS estimates that the aggregate impact of the payment policies set forth in the final rule would result in an approximate increase of $410 million in Medicare Part A payments to SNFs. In addition, the final rule includes several policies that update the QRP and VBM for fiscal year 2022. For example, CMS adopted a new claims-based measure, the SNF Healthcare-Associated Infections measure, beginning with the FY 2023 SNF QRP. Among other changes, CMS also adopted the COVID-19 Vaccination Coverage among Healthcare Personnel (HCP) Measure requiring SNFs to report on COVID-19 vaccination of their staff to assess whether SNFs are taking steps to limit the spread of COVID-19 among the HCP, reduce transmission risks within their facilities, and help sustain the ability of SNFs to continue serving their communities through the pandemic and beyond.

We are an ongoing participant in, and a direct recipient of, reimbursement under these government reimbursement programs with respect to the Tara Facility. Additionally, a significant portion of the revenue of the healthcare operators to which we lease, and sublease properties is derived from governmentally-funded reimbursement programs, and any adverse change in such programs could negatively impact an operator’s ability to meet its obligations to us and our operating results directly due to the Company operating the Tara Facility.

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

To the extent that significant changes in the climate occur in areas where our communities are located, we may experience increased frequency of severe weather conditions or natural disasters or other changes to weather patterns, all of which may result in physical damage to or a decrease in demand for properties affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition, revenues, results of operations, or cash flow may be adversely affected. In addition, government regulation intended to mitigate the impact of climate change, severe weather patterns, or natural disasters could result in additional required capital expenditures to comply with such regulation without a corresponding increase in our revenues.

We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2021 or 2020.

Employees

As of December 31, 2021, our Real Estate Services segment had 15 employees of which 13 were full-time employees (excluding facility-level employees related to the Company’s Management Contract for three facilities in Ohio). Our Healthcare Services segment had approximately 54 full-time equivalent employees. The Company’s Healthcare services segment has had to utilize agency staffing to a much greater degree due to the pandemic related staffing shortages. The Company is actively working to attract and retain permanent employees. We offer benefits to care for the diverse needs of our employees. These include health benefits, paid vacations, benefits to support employee mental health, including an employee assistance program. As we continue to face evolving environmental and health challenges, we continually review our offerings to improve the competitiveness of our total compensation programs, including our health benefit offerings.

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

Risks Related to Our Business and Industry

Our portfolio stabilization in our Healthcare Services segment expose the Company to the various risks facing our tenants.

While the Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living, when business conditions require, the Company may undertake portfolio stabilization measures. On January 1, 2021, following the Wellington Transition, the Company commenced operating the Tara Facility, which facility comprises approximately 5% of our total amount of the Company’s licensed patient beds. This portfolio stabilization measure exposes the Company directly to all the risks our tenants face as discussed in this “Risk Factor” section, Risks Related to Our Business and Industry. Additionally there is a strong possibility that on April 1, 2022, the Company will have to operate the Meadowood Facility, which facility comprises approximately 6% of our total licensed patient beds, further exposing the Company to the risks and volatility of earnings and cash flows our tenants face.

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

The COVID-19 pandemic and related public health measures have adversely affected our operations and those of our operators. The operations and occupancy levels at the seniors housing and health care facilities of our tenants have been adversely affected by COVID-19 and could be further adversely affected by COVID-19, or another pandemic, especially if there is a surge in infections at any of our tenant’s properties. The impact of COVID-19 has resulted in, and another pandemic could result in: early resident move-outs, our operators delaying new resident admission due to quarantines, potential occupants postponing moves to our operators’ facilities, and/or hospitals cancelling or significantly reducing elective surgeries thereby reducing the number of people in need of skilled nursing care. Operating costs of our lessees and borrowers also have risen due to the impact of COVID-19, including cost increases in staffing and pay, purchases of personal protective equipment (“PPE”), and implementation of additional safety protocols. In response to requests by operators adversely impacted by COVID-19, we provided rent deferrals totaling $0.1 million between October and December 2020 and $0.3 million during the twelve months ended December 31, 2021. Additionally, health orders, rent moratoriums, and other initiatives by federal, state, and local authorities could affect our operators and our ability to collect rent and/or enforce remedies for the failure to pay rent. The extent to which COVID-19 or another pandemic could impact our operations and those of our operators will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, spread and severity of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. Further, if COVID-19 results in an extended adverse trend away from senior housing and health care facilities and towards at-home and alternative care services, the occupancy rates of our operators and the value of our real estate investments could be negatively impacted.

We depend on affiliates of C.R Management and Aspire for a significant portion of our revenues and any inability or unwillingness by such entities to satisfy their obligations to us could have a material adverse effect on us.

As of the date of filing this Annual Report, our 21 properties (excluding the three facilities that are managed by us) are operated by a total of 20 separate tenants and one by the Company, with each of our tenants being affiliated with one of seven local or regionally-focused operators. We refer to our tenants who are affiliated with the same operator as a group of affiliated tenants. Each of our operators operate (through a group of affiliated tenants) between one and six of our facilities, with our material operators, C.R Management and Aspire, each operating (through a group of affiliated tenants) six and five facilities, respectively. We therefore depend on tenants who are affiliated with C.R Management and Aspire for a significant portion of our revenues. We give no assurance that the tenants affiliated with C.R Management and Aspire will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their obligations under the applicable leases and subleases, and any inability or unwillingness by such tenants to do so could have a material adverse effect on us. Due to the April 1, 2022, Meadowood Involuntary Lease Termination, the Company has the Meadowood Facility Uncertainty, reducing C.R. Management facilities to five. Absent securing a new tenant, the Company has plans underway to operate the Meadowood Facility on April 1, 2022, and hence its operation will then be reported as part of our Healthcare Services segment which could significantly impact the Company’s profitability.

A prolonged economic slowdown could adversely impact the results of operations of our tenants, which could impair their ability to meet their obligations to us.

We believe the risks associated with our investments will be more acute during periods of economic slowdown or recession (such as the most recent recession) due to the adverse impact caused by various factors, including the current outbreak of the COVID-19 virus, inflation, deflation, increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a distressed real estate market, market volatility and weakened business and consumer confidence. This difficult operating environment caused by an economic slowdown or recession could have an adverse impact on the ability of our tenants to maintain occupancy rates, as the Company has experienced with its Healthcare Services segment, which could harm their financial condition and our financial condition. The Company has provided approximately $0.4 million in rent deferral during the pandemic to one operator. Any sustained period of increased payment delinquencies, foreclosures or losses by our tenants could adversely affect our income from investments in our portfolio.

Increased competition, as well as increased operating costs, could result in lower revenues for some of our tenants (and our Healthcare Services segment) and may affect their ability to meet their obligations to us.

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

In addition, the market for qualified nurses, healthcare professionals and other key personnel is highly competitive, and our tenants may experience difficulties in attracting and retaining qualified personnel. Increases in labor costs due to higher wages and greater benefits required to attract and retain qualified healthcare personnel incurred by our tenants could affect their ability to meet their obligations to us. This situation could be particularly acute in certain states and cities that have enacted legislation establishing minimum staffing requirements. The Tara Facility has incurred additional expenses related to the high cost of staffing agencies.

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

A severe cold and flu season, epidemics and pandemics such as COVID-19, or any other widespread illnesses, could adversely affect the occupancy of our tenants’ facilities or our Healthcare Service segment facilities.

Our revenue and our tenants’ revenues are dependent upon occupancy. It is impossible to predict the severity of the annual cold and flu season or the occurrence of epidemics, pandemics or any other widespread illnesses. The occupancy of our skilled nursing and ALF’s could significantly decrease in the event of a severe cold and flu season, an epidemic, pandemic, or any other widespread illness. Such a decrease could affect the operating income of our tenants and the ability of our tenants to make payments to us. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 virus originating in China to be a public health emergency of international concern posing a high risk to countries with vulnerable health systems. Since this declaration, the virus continues to spread globally, including within our domestic borders within where the Company operates, contributing to significant uncertainty in the domestic and global economy. Our tenants and hence the Company may incur expenses or reduced occupancy relating to such events outside of our control, which has had a material adverse impact on our business, operating results and financial condition, especially in our Healthcare Services segment, which recorded a net loss for the twelve months ended December 31, 2021.

Tenant financial or legal difficulties could limit or delay our ability to collect unpaid rents or require us to find new tenants.

If a lessee experiences financial or legal difficulties, it could fail to pay us rent when due, assert counterclaims, or seek bankruptcy protection. In the case of a master lease, this risk is magnified, as a default could reduce or eliminate rental revenue from several properties. Over the past three years, four of our operators have experienced or continue to experience financial or legal difficulties resulting in non-payment of rent or bankruptcy. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Leased and Subleased Facilities to Third-Party Operators” for further discussion. Additionally, the COVID-19 pandemic has caused, and depending on its scope and duration could continue to cause, financial and legal difficulties for certain of our lessees. If an operator is unable to comply with the terms of its leases, we could be asked to defer rent or forced to modify the leases in ways that are unfavorable to us. Alternatively, the failure of an operator to perform its obligations under a lease or other agreements with us could force us to declare a default and terminate the lease. There can be no assurance that we would be able to find a suitable replacement operator or re-lease the property on substantially equivalent or better terms than the prior lease, if at all. If a lessee seeks bankruptcy protection, it could delay our efforts to collect past due amounts owed to us under the applicable lease and ultimately preclude collection of all or a portion of those amounts.

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

If we must replace any of our tenants, we might be unable to rent the properties on as favorable terms, or at all, in which case we may operate the facility ourselves and we could be subject to delays, limitations and expenses, which could have a material adverse effect on us.

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

The amount and scope of insurance coverage provided by policies maintained by ourselves and our tenants may not adequately insure against losses.

We maintain or require in our leases that our tenants maintain all applicable lines of insurance on our properties and their operations. Although we regularly review the amount and scope of insurance maintained by our tenants and believe the coverage provided to be customary for similarly situated companies in our industry, we give no assurance that our tenants will continue to be able to maintain adequate levels of insurance. We also give no assurance that our tenants will maintain the required coverages, that we will continue to require the same levels of insurance under our leases, that such insurance will be available at a reasonable cost in the future or that the policies maintained will fully cover all losses on our properties upon the occurrence of a catastrophic event, nor can we make any guarantee as to the future financial viability of the insurers that underwrite the policies maintained by our tenants.

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

COVID-19

The COVID-19 pandemic has subjected our business, operations, and financial condition to a number of risks, including, but not limited to, those discussed below:

•

Risks Related to Revenue: Our revenues and our tenants’ revenues are dependent, in part, on occupancy. In addition to the impact of increases in mortality rates on occupancy of our operating facilities, the ongoing COVID-19 pandemic may prevent prospective occupants and their families from visiting our facilities and limit the ability of new occupants to move into our facilities due to heightened move-in criteria and screening. Although the ongoing impact of the pandemic on occupancy remains uncertain, a decrease in occupancy could affect the net operating income of our tenants and the ability of our tenants to make contractual payments to us.

•

Risks Related to Tenant Financial Condition: In addition to the risk of decreased revenue from tenant payments, the impact of the COVID-19 pandemic creates a heightened risk of tenant bankruptcy or insolvency due to factors such as decreased occupancy, increased health and safety and labor expenses or litigation resulting from developments related to the COVID-19 pandemic.

•

Risks Related to Operations: Operational costs may increase in the future based on the duration and severity of the pandemic or the introduction of public health regulations. Operators and tenants are also subject to risks arising from the unique pressures on seniors housing employees during the COVID-19 pandemic. As a result of difficult conditions and stresses related to the COVID-19 pandemic, employee morale and productivity may suffer and additional pay, such as hazard pay, may not be sufficient to retain key operator and tenant employees. In addition, our operations or those of our tenants may be adversely impacted if a significant number of our employees or those of our operators or tenants’ contract COVID-19. The impact of the COVID-19 pandemic on our facilities could result in additional operational costs and reputational and litigation risk to us and our tenants. As a result of the COVID-19 pandemic, our tenants’ cost of insurance is expected to increase, and such insurance may not cover certain claims related to COVID-19. Our exposure to COVID-19 related litigation risk may be increased if the tenants of the relevant facilities are subject to bankruptcy or insolvency. In addition, we may face increased operational challenges and costs resulting from logistical challenges such as supply chain interruptions, business closures and restrictions on the movement of people.

•

Risks Related to Property Acquisitions and Dispositions: As a result of uncertainty regarding the length and severity of the COVID- 19 pandemic and the impact of the pandemic on our business and related industries, our investments in and acquisitions of senior housing properties, as well as our ability to transition or sell properties with profitable results, may be limited. Such disruptions to acquisition, disposition and development activity may negatively impact our long-term competitive position.

•

Risks Related to Liquidity: The COVID-19 pandemic and related public health measures implemented by governments worldwide have had severe global macroeconomic impacts and have resulted in significant financial market volatility. An extended period of volatility or a downturn in the financial markets could result in increased cost of capital. If our access to capital is restricted or our borrowing costs increase as a result of developments in financial markets relating to the pandemic, our operations and financial condition could be adversely impacted. In addition, a prolonged period of decreased revenue and limited acquisition and disposition activity operations could adversely affect our financial condition and long-term growth prospects and there can also be no assurance that we will not face credit rating downgrades. Future downgrades could adversely affect our cost of capital, liquidity, competitive position and access to capital markets.

Our tenants and our Healthcare Segment depend on reimbursement from governmental and other third-party payors, and reimbursement rates from such payors may be reduced.

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

Furthermore, on December 22, 2017, the Tax Cuts and Jobs Act was enacted and signed into law that repealed the individual mandate in the ACA. Because the U.S. Supreme Court’s 2012 decision finding the ACA constitutional was grounded, at least in part, on the inclusion of the individual mandate in the law, a federal trial court found the entire law unconstitutional upon the mandate’s repeal. The Fifth Circuit Court of Appeals affirmed that the individual mandate was unconstitutional and sent the case back to the trial court for additional analysis as to whether the rest of the ACA could survive. The U.S. Supreme Court agreed to review the case, and on June 17, 2021, dismissed the case, holding that the plaintiffs lacked standing to challenge the mandate or the remainder of the ACA. While there have been efforts to repeal the law and enact alternative reforms, the Biden Administration has indicated it will support and expand upon the ACA. There is no assurance that the implementation of ACA or any subsequent modifications or related legal challenges will not adversely impact the operations cash flows or financial conditions of our lessees, which subsequently could materially and adversely impact our revenue and operations.

Changes in the reimbursement rates or methods of payment from third-party payors, including insurance companies and the Medicare and Medicaid programs, could have a material adverse effect on our tenants and directly upon our Healthcare Services segment.

Our tenants rely on reimbursement from third-party payors, including the Medicare (both traditional Medicare and “managed” Medicare/Medicare Advantage) and Medicaid programs, for substantially all of their revenues, as does our Healthcare Services segment. Federal and state legislators and regulators have adopted or proposed various cost-containment measures that would limit payments to healthcare providers, and budget crises and financial shortfalls have caused states to implement or consider Medicaid rate freezes or cuts. Private third-party payors also have continued their efforts to control healthcare costs. We give no assurance that our tenants who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates could have a material adverse effect on the liquidity, financial condition, and operations of some of our tenants.  These limits may be imposed by statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, court decisions, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries or carriers, government funding restrictions (at a program level or with respect to specific facilities), interruption or delays in payments due to any ongoing government investigations and audits at such property, or private payor efforts.  Additionally, these limits could adversely affect our tenants' ability to comply with the terms of our leases and have a material adverse effect on us.

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

The Company is a defendant in various legal actions and administrative proceedings arising in the ordinary course of business, including claims that the services the Company provided during the time it operated SNFs resulted in injury or death to former patients. Although the Company settles cases from time to time if settlement is advantageous to the Company, the Company vigorously defends any matter in which it believes the claims lack merit and the Company has a reasonable chance to prevail at trial or in arbitration. Litigation is inherently unpredictable and there is risk in the Company’s strategy of aggressively defending these cases. There is no assurance that the outcomes of these matters will not have a material adverse effect on the Company’s financial condition.

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

The Company maintains insurance for professional and general liability claims for its Healthcare Services segment, which includes the Tara Facility or any other facility, such as the Meadowood Facility which the Company is likely to operate, however for claims prior to January 1, 2020, the Company is self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the Transition. The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses” in the Company’s audited consolidated balance sheets of $0.2 million and $0.2 million at December 31, 2021, and December 31, 2020, respectively. Additionally, at December 31, 2021 and December 31, 2020, approximately $0.1 million and $0.1 million was reserved for settlement amounts in “Accounts payable” in the Company’s audited consolidated balance sheets. See Note 14 - Commitments and Contingencies to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data.” in this Annual Report. Also see “Critical Accounting Policies - Self Insurance Reserve” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

Real estate investments are relatively illiquid and generally cannot be sold quickly. In addition, all of our owned healthcare properties serve as collateral for our secured debt obligations and may not be readily sold. Additional factors that are specific to our industry also tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. For example, all of our healthcare properties are “special purpose” properties that cannot be readily converted into general residential, retail or office use. In addition, transfers of operations of SNFs, ALF’s and other healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. Thus, if the operation of any of our healthcare properties becomes unprofitable due to competition, age of improvements or other factors such that a tenant becomes unable to meet its obligations to us, then the liquidation value of the property may be substantially less, particularly relative to the amount owed on any related mortgage loan, than would be the case if the property were readily adaptable to other uses. Furthermore, the receipt of liquidation proceeds or the replacement of a tenant who has defaulted on its lease could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the tenant with a new tenant licensed to manage the facility. In addition, certain significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. Should such events occur, our revenues would be adversely affected.

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

As of December 31, 2021, we had approximately $52.9 million in indebtedness, including current maturities of debt. We may also obtain additional short-term and long-term debt to meet future capital needs, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our debt agreements. If we are unable to satisfy the financial covenants contained in those agreements or are unable to generate cash sufficient to make required debt payments, the lenders and other parties to those arrangements could accelerate the maturity of some or all of our outstanding indebtedness.

We may not have sufficient liquidity to meet our capital needs.

For the year ended and as of December 31, 2021, we had a net loss of $1.2 million. At December 31, 2021, we had $6.8 million in cash, including a Medicaid overpayment of $1.5 million received in the third and fourth quarter of 2021, which the Company expects to repay in the near future and is recorded in “Accrued Expenses” in the Company’s consolidated balance sheets as of December 31, 2021. Additionally, the Company has approximately $3.1 million of restricted cash and $52.9 million in indebtedness net of $1.3 million deferred financing and unamortized discounts, of which the Company anticipates net principal repayments of approximately $1.9 million during the next twelve-month period. Additionally, as of December 31, 2021, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $36.9 million of accumulated accrued and unpaid dividends.

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

Further, our ability to raise capital through equity sales has been adversely affected by the terms of our Series A Preferred Stock and the amount of the undeclared preferred stock dividend in arrears with respect to the Series A Preferred Stock, which was $36.9 million as of December 31, 2021.

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

The market price of our stock has fluctuated and may fluctuate significantly in the future, depending upon many factors, many of which are beyond our control. These factors include:

•	actual or anticipated fluctuations in our operating results;
•	changes in our financial condition, performance and prospects;
•	changes in general economic and market conditions and other external factors;
•	the market price of securities issued by other companies in our industry;

•	announcements by us or our competitors of significant acquisitions, dispositions, strategic partnerships or other transactions;
•	press releases or negative publicity relating to us or our competitors or relating to trends in healthcare;
•	government action or regulation, including changes in federal, state and local healthcare regulations to which our tenants are subject;
•	changes in financial estimates, our ability to meet those estimates, or recommendations by securities analysts with respect to us or our competitors; and
•	future sales of the common stock, our Series A Preferred Stock or another series of our preferred stock, or debt securities.

In addition, the market price of the Series A Preferred Stock also depends upon:

•	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock;
•	trading prices of preferred equity securities issued by other companies in our industry;
•	the annual yield from distributions on the Series A Preferred Stock as compared to yields on other financial instruments; and
•	the amount of undeclared preferred stock dividends in arrears with respect to the Series A Preferred Stock, which was $36.9 million at December 31, 2021.

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

We suspended the quarterly dividend payment with respect to our Series A Preferred Stock commencing with the fourth quarter of 2017, and in June 2018, we determined to continue such suspension indefinitely. As a result of such suspension, the Company has $36.9 million of undeclared preferred stock dividends in arrears as of December 31, 2021. See Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this Annual Report.  As a result, the value of your investment in our common stock may suffer if sufficient funds are not available to first satisfy our obligations to the holders of our Series A Preferred Stock in the event of our liquidation.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting.

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

As a result of the Merger, the Charter contains provisions restricting the ownership and transfer of the common stock. These ownership and transfer restrictions include that, subject to the exceptions, waivers and the constructive ownership rules described in the Charter, no person (including any “group” as defined in Section 13(d)(3) of the Exchange Act) may beneficially own, or be deemed to constructively own by virtue of the ownership attribution provisions of the Code, in excess of 9.9% (by value or number of shares, whichever is more restrictive) of the outstanding common stock. The Charter also prohibits, among other things, any person from beneficially or constructively owning shares of common stock to the extent that such ownership would cause the Company to fail to qualify as a REIT by reason of being “closely held” under the Code (without regard to whether the ownership interest is held during the last half of a taxable year) or that would cause the Company to otherwise fail to qualify as a REIT. Furthermore, any transfer, acquisition or other event or transaction that would result in common stock being beneficially owned by less than 100 persons (determined without reference to any rules of attribution) will be void ab initio, and the intended transferee shall acquire no rights in such common stock. These ownership and transfer restrictions could have the effect of delaying, deferring or preventing a transaction or a change in control involving the Company that might involve a premium price for our capital stock or otherwise be in the best interests of our shareholders.

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

In addition, the Company has elected in the Bylaws to be subject to the “fair price” and “business combination” provisions of the GBCC. The business combination provisions generally restrict us from engaging in certain business combination transactions with any “interested shareholder” (as defined in the GBCC) for a period of five years after the date of the transaction in which the person became an interested shareholder, unless certain designated conditions are met. The fair price provisions generally restricts us from entering into certain business combinations with an interested shareholder unless the transaction is unanimously approved by the continuing directors who must constitute at least three members of the Board at the time of such approval, or the transaction is recommended by at least two-thirds of the continuing directors and approved by a majority of the shareholders excluding the interested shareholder.

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

In addition, if the Company fails for 180 or more consecutive days to maintain a listing of the Series A Preferred Stock on a national exchange, then: (i) the annual dividend rate on the Series A Preferred Stock will be increased from 10.875% per annum to 12.875% per annum on the 181st day; and (ii) the holders of the Series A Preferred Stock are entitled to vote for the election of two additional directors to serve on the Board in accordance with, and subject to the requirements of, the Charter. Such increased dividend rate and voting rights will continue for so long as the Series A Preferred Stock is not listed on a national exchange. Additionally as the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four consecutive dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend period to has increased to 12.875%; commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash. See Note 11- Common and Preferred Stock to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Item 1B.    Unresolved Staff Comments

Disclosure pursuant to Item 1B of Form 10-K is not required to be provided by smaller reporting companies.

Item 2.    Properties

Operating Facilities

The following table provides summary information regarding our facilities leased and subleased to third parties as of December 31, 2021:

Facility Name	Beds/Units	Structure	Operator Affiliation (a)
Alabama
Coosa Valley Health Care	124	Owned	C.R. Management
Meadowood (b)	161	Owned	C.R. Management
Subtotal (2)	285
Georgia
Autumn Breeze	109	Owned	C.R. Management
Glenvue H&R	160	Owned	C.R. Management
Jeffersonville	131	Leased	Peach Health Group
LaGrange	138	Leased	C.R. Management
Lumber City	86	Leased	Beacon Health Management
Oceanside	85	Leased	Peach Health Group
Powder Springs (c)	208	Leased	Empire (c)
Savannah Beach	50	Leased	Peach Health Group
Southland Healthcare	126	Owned	Beacon Health Management
Tara (d)	134	Leased	Regional Health Properties (d)
Thomasville N&R	52	Leased	C.R. Management
Subtotal (11)	1,279
North Carolina
Mountain Trace Rehab	106	Owned	Vero Health
Subtotal (1)	106
Ohio
Covington Care	99	Leased	Aspire
Eaglewood ALF	80	Owned	Aspire
Eaglewood Care Center	99	Owned	Aspire
H&C of Greenfield	62	Owned	Aspire
Koester Pavilion	150	Managed	N/A
Spring Meade Health Center	99	Managed	N/A
Spring Meade Residence	83	Managed	N/A
The Pavilion Care Center	50	Owned	Aspire
Subtotal (8)	722
South Carolina
Georgetown Health	84	Owned	Symmetry Healthcare
Sumter Valley Nursing	96	Owned	Symmetry Healthcare
Subtotal (2)	180
Total - All Facilities (24)	2,572
(a)	Indicates the operator with which the tenant of the facility is affiliated.
(b)	Meadowood Uncertainty due to Involuntary Lease Termination effective April 1, 2022.
(c)	Facility leased to an affiliate of Empire effective January 1, 2021.
(d)

Indicates the Healthcare Services segment facility which the Company has operated since January 1, 2021. Regional engaged Vero Health to operate the facility on our behalf.  Effective October 1, 2021, Regional replaced Vero Health and engaged Peach Health to provide management consulting services for the Tara Facility.

Our leases and subleases are generally on an individual facility basis with tenants that are separate legal entities affiliated with the above operators. See “Portfolio of Healthcare Investments” in Part I, Item 1, “Business”, in this Annual Report.

All facilities are SNFs except for Eaglewood ALF and Meadowood, which are ALF’s, and Spring Meade Residence, which is an independent living facility. Bed/units numbers refer to the number of licensed beds.

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

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Twelve Months Ended
Operating Metric (1)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Occupancy (%) (2)	68.6%	67.7%	66.7%	65.1%

(1)	Excludes three managed facilities in Ohio.
(2)	Occupancy percentages are based on licensed beds.

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown:

		Licensed Beds		Annual Lease Revenue (1)
	Number of Facilities	Amount	Percent (%)	Amount ($) '000's	Percent (%)
2022 (2)	1	161	7.6%	—	0.0%
2023	1	50	2.4%	263	1.9%
2024	1	126	5.9%	965	7.1%
2025	2	269	12.7%	2,219	16.2%
2027	7	750	35.4%	5,241	38.3%
2028	4	355	16.7%	2,352	17.2%
2029	1	106	5.0%	538	3.9%
Thereafter	3	304	14.3%	2,094	15.4%
Total	20	2,121	100.0%	13,672	100.0%

(1)	Straight-line rent.
(2)	Meadowood Uncertainty due to Involuntary Lease Termination effective April 1, 2022.

Corporate Office

Our corporate office is located in Suwanee, Georgia. We lease approximately 3,000 square feet of office space in the Suwanee, Georgia area with a term through June 2023.

Item 3.    Legal Proceedings

The Company is a defendant in various legal actions and administrative proceedings arising in the ordinary course of business, including claims that the services the Company provided during the time it operated SNFs resulted in injury or death to patients. Although the Company settles cases from time to time when settlement can be achieved on a reasonable basis, the Company vigorously defends any matter in which it believes the claims lack merit and the Company has a reasonable chance to prevail at trial or in arbitration. Litigation is inherently unpredictable. There is no assurance that the outcomes of these matters will not have a material adverse effect on the Company’s financial condition. Although arising in the ordinary course of the Company's business, certain of these matters are described in “Note 14 - Commitments and Contingencies – Professional and General Liability Claims” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report.

The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. See “Risks Related to Our Business and Industry- If we are unable to resolve our professional and general liability claims on terms acceptable to us, then it could have a material adverse effect on our business, financial condition and results of operation in Part I, Item 1.A, “Risk Factors.” in this Annual Report.

Certain other legal matters are described in “Note 14 - Commitments and Contingencies – Other Legal Matters of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report. “Note 14 - Commitments and Contingencies – Professional and General Liability Claims” and “Note 14 – Commitments and Contingencies- Other Legal Matters”, each included in Part II, Item 8 of this Annual Report, are each incorporated by reference into this Item 3.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

The common stock is listed for trading on the NYSE American under the symbol “RHE.” Based on information supplied from our transfer agent, there were approximately 5670 shareholders of record of the common stock as of January 28, 2022.

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

The Board suspended dividend payments with respect to the Series A Preferred Stock commencing with the fourth quarter of 2017, and determined to continue such suspension indefinitely in June 2018. Accordingly, the Company has not paid dividends with respect to the Series A Preferred Stock since the third quarter of 2017. See Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this Annual Report.  As a result of this dividend suspension, no dividends may be declared or paid on the common stock until all accumulated accrued and unpaid dividends on the Series A Preferred Stock have been, or contemporaneously are, declared and paid, or declared and a sum sufficient for the payment thereof is set apart for payment, for all past dividend periods. Additionally, as the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four consecutive dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend period has increased to 12.875%; commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash. See Note 11- Common and Preferred Stock to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2021, there were no open-market repurchases of the common stock or the Series A Preferred Stock.

For further information, see Note 11 - Common and Preferred Stock to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Item 6.    [Reserved]

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living.  Our business primarily consists of leasing and subleasing healthcare facilities to third-party tenants. As of December 31, 2021, the Company owned, leased, or managed for third parties 24 facilities primarily in the Southeastern United States of America. As of January 1, 2021, pursuant to the Wellington Lease Termination, the Company commenced operating the Tara Facility as a portfolio stabilization measure and entered into a new sublease agreement with an affiliate of Empire for the Powder Springs Facility. On December 14, 2021, the Company reported the Meadowood Involuntary Lease Termination, leading to the Meadowood Facility Uncertainty, where the Company must either find a replacement tenant, operate the Meadowood Facility, or discharge all the residents on or before June 1, 2022. Operating Facilities as opposed to leasing and subleasing, exposes the Company to the risks and volatility of earnings and cash flows our tenants face.

The operators of the Company’s facilities provide a range of health care and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

The following table provides summary information regarding the number of facilities and related licensed beds/units as of December 31, 2021:

	Owned		Leased		Leased Operating		Managed for Third Parties		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
State
Alabama (1)	2	285	—	—	—	—	—	—	2	285
Georgia (2)	3	395	7	750	1	134	—	—	11	1,279
North Carolina	1	106	—	—	—	—	—	—	1	106
Ohio	4	306	1	99	—	—	3	332	8	737
South Carolina	2	180	—	—	—	—	—	—	2	180
Total	12	1,272	8	849	1	134	3	332	24	2,587
Facility Type
Skilled Nursing	10	1,016	8	849	1	134	2	249	21	2,248
Assisted Living	2	256	—	—	—	—	—	—	2	256
Independent Living	—	—	—	—	—	—	1	83	1	83
Total	12	1,272	8	849	1	134	3	332	24	2,587

(1)

On December 14, 2021, the State Board of Health for the State of Alabama issued final administrative Consent Orders prohibiting CRM from operating or managing the Meadowood Facility after April 1, 2022. The Company must either lease or take over management of the Meadowood Facility by April 1, 2022, or discharge the residents of the Meadowood Facility and close and cease all operation of the Meadowood Facility, on or before June 1, 2022. The Company has hired specialists to assist with maintaining the certification of the Meadowood Facility and is taking steps to identify approved operators or managers licensed by the ADPH.

(2)

As of January 1, 2021, pursuant to sublease terminations for two facilities located in Georgia with affiliates of Wellington the Company as a portfolio stabilization measure is now operating the Tara Facility and entered into a sublease agreement for the Powder Springs Facility with an affiliate of Empire. On January 1, 2021, the Company entered into the Vero Management Agreement, which was terminated effective October 1 ,2021, with Vero Health under which Vero Health provided management consulting services for the Tara Facility. On October 1, 2021, the Company transferred the Tara Facility management consulting services to Peach Health under the Peach Management Agreement dated as of September 22, 2021. Affiliates of Peach Health also lease from Regional three facilities located in Georgia.

The following table provides summary information regarding the number of facilities and licensed beds/units by operator affiliation as of December 31, 2021:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management (2)	6	744
Aspire	5	405
Peach Health Group	3	266
Symmetry Healthcare	2	180
Beacon Health Management	2	212
Vero Health Management	1	106
Empire (3)	1	208
Subtotal	20	2,121
Regional Health Managed	3	332
Regional Health Operated (4)	1	134
Total	24	2,587

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

(2)

On December 14, 2021, the State Board of Health for the State of Alabama issued final administrative Consent Orders prohibiting CRM from operating or managing the Meadowood Facility after April 1, 2022. The Company must either lease or take over management of the Meadowood Facility by April 1, 2022 or discharge the residents of the Meadowood Facility and close and cease all operation of the Meadowood Facility, on or before June 1, 2022. The Company has hired specialists to assist with maintaining the certification of the Meadowood Facility and is taking steps to identify approved operators or managers licensed by the ADPH.

(3)

Effective January 1, 2021, the Company entered into the PS Sublease with an affiliate of Empire for the Powder Springs Facility. see Note 6 – Leases located in Part II, Item 8, “Financial Statements and Supplementary Data” and “Portfolio of Healthcare Investments” included in Part I, Item 1, “Business”, each included in this Annual Report.

(4)

On January 1, 2021, the Company entered into the Vero Management Agreement, which was terminated effective October 1 ,2021, with Vero Health under which Vero Health provided management consulting services for the Tara Facility. On October 1, 2021, the Company transferred the Tara Facility management consulting services to Peach Health under the Peach Management Agreement dated as of September 22, 2021. Affiliates of Peach Health also lease from Regional three facilities located in Georgia.

Current Significant Events:

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines, and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business in the years ended December 31, 2021, and 2020, and we expect will continue to adversely affect our business in the quarter ending March 31, 2022 and beyond, for a variety of reasons, including those discussed below and elsewhere in this Annual Report.

As of February 18, 2021, the Company is aware that each of our facilities has reported one or more positive cases of COVID-19 among the residents and/or operator employee populations. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment, processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to SNFs, and higher hospital readmittances from SNFs.

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

While the Company has received approximately 94% of its expected monthly rental receipts from tenants for the twelve months ended December 31, 2021, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient or timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis, as has occurred with more than one of our operators.

We also do not know the number of facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19, and while we have requested reporting of case numbers from our operators and CMS has required additional reporting by operators, we may not receive accurate information on the number of cases, which could result in a delay in reporting. We expect to see continued increased clinical protocols for infection control within facilities and increased monitoring of employees, guests and other individuals entering facilities; however, we do not yet know if future reimbursement rates will be sufficient to cover the increased costs of enhanced infection control and monitoring. The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the ultimate duration, spread and intensity of the outbreak, which may depend on factors such as the development and implementation of an effective vaccine and treatments for COVID-19, government funds and other support for the senior care sector and the efficacy of other policies and measures that may mitigate the impact of the pandemic, all of which are uncertain and difficult to predict. Due to these uncertainties, we are unable at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

Notes Receivable:

In connection with a master sublease agreement as amended on March 30, 2018, originally dated June 18, 2016, that the Company entered into with affiliates of Peach Health, the Company extended a line of credit to Peach Health (the “Peach Line”), which was subordinated to a line of credit extended to Peach Health by a third-party lender (the “Peach Working Capital Facility”). On August 27, 2020, subsequent to Peach Health repaying their Peach Working Capital Facility, the Company and Peach Health modified the Peach Line to: (i) reduce the then $1.3 million outstanding balance under the Peach Line to approximately $0.5 million, in connection with which Peach Health paid to the Company $0.45 million in cash and the Company accepted $0.35 million non-cash payment in exchange for Peach Health assuming from the Company certain bed tax liabilities related to facilities their affiliates operate; (ii) extend the maturity date of the Peach Line to August 1, 2025; (iii) decrease the interest rate from 16.5% to 8% per annum; and (iv) Peach Health agreed not to pledge, hypothecate or grant any security interest in their collateral to any other party, other than their current arrangement with the U.S. Small Business Administration (the “SBA”), without the Company’s prior written consent. The remaining balance under the Peach Line shall be paid by Peach Health to the Company in 60 equal monthly installments. As of December 31, 2021, in accordance with the Peach Line terms, 44 such installments remain.

The Company made no acquisitions or dispositions during the years ended December 31, 2021, and December 31, 2020.

For further information, see Note 1 – Summary of Significant Accounting Policies, and Note 8 – Notes Payable and Other Debt, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Divestitures

For information regarding the Company’s divestitures, please refer to Note 10 - Discontinued Operations, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

The following table summarizes the activity of discontinued operations for the years ended December 31, 2021, and 2020:

	For the year ended December 31,
(Amounts in 000’s)	2021	2020
Recoveries	$74	$63
Other expense, net	(119)	(147)
Net loss	$(45)	$(84)

Critical Accounting Policies

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-K and Rule 8-03 of Article 8 of Regulation S-X. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, we review our judgments and estimates, including, but not limited to, those related to revenue recognition, doubtful accounts, income taxes, stock compensation, intangible assets, extinguishment of debt, self-insurance reserve and loss contingencies. We base our estimates on historical experience, business knowledge and on various other assumptions that we believe to be reasonable under the circumstances at the time. Actual results may vary from our estimates. These estimates are evaluated by management and revised as circumstances change.

For a discussion of our critical accounting policies, see Note 1 – Organization and Significant Accounting Policies to the Company's Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements”, of this Annual Report.

Revenue Recognition and Allowances

Patient Care Revenue. The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) requires a company to recognize revenue when the company transfers control of promised goods and services to a customer. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. Revenue from our new Healthcare Services business segment is derived from services rendered to patients in the Tara Facility. The Company receives payments from the following sources for services rendered in our facilities: (i) the federal government under the Medicare program administered by CMS; (ii) state governments under their respective Medicaid and similar programs; (iii) commercial insurers; and (iv) individual patients and clients. The vast majority (greater than 90%) of the revenue the Company has recognized is from government sources. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and other price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. The Company recognizes revenue at the amount that reflects the consideration the Company expects to receive in exchange for the services provided. These amounts are due from residents or third-party payors and include variable consideration for retroactive adjustments from estimated reimbursements, if any, under reimbursement programs. Performance obligations, such as providing room and board, wound care, intravenous drug therapy, physical therapy, and quality of life activities amongst others, are determined based on the nature of the services provided. Revenue is recognized as performance obligations are satisfied. Estimated uncollectable amounts due from patients are generally considered implicit price concessions that are a direct reduction to net patient care revenues.

Triple-Net Leased Properties. Triple-Net Leased Properties. The Company’s triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is probable. FASB Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, as codified in ASC 606, does not apply to rental revenues, which are the Company’s primary source of revenue. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in straight-line rent receivable on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one or more tenant(s) of the Company’s facilities, rental income for the affected facilities is recognized only upon cash collection, and any accumulated straight-line rent receivable is expensed in the period in which the Company deems rent collection to no longer be probable. Accordingly, rental revenues were recorded on a cash basis for one facility in Alabama for the month of December 2021 and two facilities in Georgia for the fourth quarter of 2020, (until operator or Company management transition on January 1, 2021, for both properties. For additional information with respect to such facilities, see Note 6 - Leases to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report)

Management Fee Revenues and Other Revenues. On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, as codified in ASC 606, which requires a company to recognize revenue when the company transfers control of promised goods and services to a customer. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. The Company recognizes management fee revenues as services are provided. The Company has one contract to manage three facilities (the “Management Contract”), with payment for each month of service generally received in full on a monthly basis. The maximum penalty for service contract nonperformance under the Management Contract is $50,000 per year, payable after the end of the year. Further, the Company recognizes interest income from loans and investments, using the effective interest method when collectability is probable. The Company applies the effective interest method on a loan-by-loan basis.

Allowances. The Company assesses the collectability of its rent receivables, including straight-line rent receivables and working capital loans to tenants. The Company bases its assessment of the collectability of rent receivables and working capital loans to tenants on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company’s evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments or payments on a working capital loan, then the Company provides a reserve against the recognized straight-line rent receivable asset or working capital loan for the portion that we estimate may not be recovered. Payments received on impaired loans are applied against the allowance. If the Company changes its assumptions or estimates regarding the collectability of future rent payments required by a lease or required from a working capital loan to a tenant, then the Company may adjust its reserve to increase or reduce the rental revenue or interest revenue from working capital loans to tenants recognized in the period the Company makes such change in its assumptions or estimates. The Company has reserved for approximately 1.5% of our patient care receivables based on the history provided by Vero Health for private payors and continues to assess the adequacy of such reserve.

As of December 31, 2021, and December 31, 2020, the Company reserved for approximately $0.2 million and $1.4 million, respectively, of uncollected receivables. Accounts receivable, net totaled $2.1 million at December 31, 2021 compared with $2.1 million at December 31, 2020.

Leasing. On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) ASU 2016-02, Leases, as codified in ASC 842, using the non-comparative transition option pursuant to ASU 2018-11. The Company recognized both right of use assets and lease liabilities for leases in which we lease land, real property or other equipment, electing the practical expedient to maintain the prior operating lease classification. Effective January 1, 2019, the Company assesses any new contracts or modification of contracts in accordance with ASC 842 to determine the existence of a lease and its classification. We are reporting revenues and expenses for real estate taxes and insurance where the lessee has not made those payments directly to a third party in accordance with their respective leases with us. Additionally, we now expense certain leasing costs, other than leasing commissions, as they are incurred. Current GAAP provides for the deferral and amortization of such costs over the applicable lease term. Adoption of ASU 2016-02 has not had a material effect on the Company’s consolidated financial statements, other than the initial balance sheet impact of recognizing the right-of-use assets and the right-of-use lease liabilities. Upon adoption, we recognized operating lease assets of $39.8 million on our consolidated balance sheet for the period ended March 31, 2019, which represents the present value of minimum lease payments associated with such leases. Also, upon adoption, we recognized operating lease liabilities of $41.5 million on our consolidated balance sheet for the period ended March 31, 2019. The present value of minimum lease payments was calculated on each lease using a discount rate that approximated our incremental borrowing rate and the current lease term and upon adoption we utilized a discount rate of 7.98% for the Company’s leases. See Note 1 – Summary of Significant Accounting Policies and Note 6 - Leases to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report)

Asset Impairment

We review the carrying value of long-lived assets that are held and used in our operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. We estimate the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and identified no material asset impairment during the years ended December 31, 2021 and 2020.

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

Self-Insurance Reserve

The Company maintains insurance for professional and general liability claims for its Healthcare Services segment, which includes the Tara Facility or any other facility, such as the Meadowood Facility which the Company is likely to operate, however for claims prior to January 1, 2020, the Company is self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the Transition. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company’s estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 7 – Accrued Expenses and Note 14 - Commitments and Contingencies to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report).

Income Taxes

As required by ASC Topic 740, “Income Taxes”, we established deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates in effect when such temporary differences are expected to reverse. When necessary, we record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized.  At December 31, 2021, the Company has a valuation allowance of approximately $18.5 million. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. ASC 740 provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

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

In determining the need for a valuation allowance, the annual income tax rate, or the need for and magnitude of liabilities for uncertain tax positions, we make certain estimates and assumptions. These estimates and assumptions are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. Due to certain risks associated with our estimates and assumptions, actual results could differ. Judgment is required in evaluating uncertain tax positions. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the “more-likely-than-not recognition threshold” it is measured to determine the amount of benefit to recognize in the financial statements. The Company classifies unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as liabilities in the consolidated balance sheets. As of December 31, 2021, the Company has a full valuation allowance on all deferred tax balances.

The Company is subject to income taxes in the U.S. and numerous state and local jurisdictions. In general, the Company’s tax returns filed for the 2018 through 2021 tax years are still subject to potential examination by taxing authorities. To the Company’s knowledge, the Company is not currently under examination by any major income tax jurisdiction.

Further information required by this Item is provided in Note 1 - Summary of Significant Accounting Policies to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Results of Operations

Years Ended December 31, 2021 and 2020

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

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000's)	2021	2020	Amount	Percent
Revenues:
Patient care revenues, net	$9,485	$—	9,485	NM
Rental revenues	16,093	16,325	(232)	(1.4)%
Management fees	1,021	1,001	20	2.0%
Other revenues	91	253	(162)	(64.0)%
Total revenues	26,690	17,579	9,111	51.8%
Expenses:
Patient care expense	9,243	—	9,243	NM
Facility rent expense	6,464	6,558	(94)	(1.4)%
Cost of management fees	672	675	(3)	(0.4)%
Depreciation and amortization	2,591	2,894	(303)	(10.5)%
General and administrative expenses	3,904	3,373	531	15.7%
Provision for doubtful accounts	256	925	(669)	(72.3)%
Other operating expenses	982	860	122	14.2%
Total expenses	24,112	15,285	8,827	57.7%
Income from operations	2,578	2,294	284	12.4%
Other expense (income):
Interest expense, net	2,669	2,777	(108)	(3.9)%
Gain on extinguishment of debt	(146)	—	(146)	NM
Other expense	1,192	121	1,071	NM
Total other expense, net	3,715	2,898	817	28.2%
Loss from continuing operations before income taxes	(1,137)	(604)	(533)	88.2%
Loss from continuing operations	(1,137)	(604)	(533)	88.2%
Loss from discontinued operations, net of tax	(45)	(84)	39	(46.4)%
Net loss	$(1,182)	$(688)	$(494)	71.8%

*Not meaningful (“NM”).

Year Ended December 31, 2021, Compared with Year Ended December 31, 2020:

Patient care revenues— Patient care revenues for our new Healthcare Services segment, as a result of the Company operating the Tara Facility, were $9.4 million for the year ended December 31, 2021. Due to lower occupancy in the current year for the Tara Facility, patient care revenues were approximately 19.1% less than reported from the prior Wellington affiliated operator.

Rental revenues— Total rental revenue decreased by $0.2 million, or 1.4%, to $16.1 million for the year ended December 31, 2021, compared with $16.3 million for the year ended December 31, 2020. The decrease reflects approximately $2.8 million decrease in straight-line rent due to the Wellington Lease Termination ($1.5 million and $1.3 million) recognized for the twelve months ended December 31, 2020, for the Powder Springs Facility and the Tara Facility respectively, partially offset by $1.2 million straight-line rent and approximately $1.4 million variable rent recognized for the Powder Springs Facility under a new sublease with an affiliate of Empire in the current period. For further information see Note 6 - Leases, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Other revenues—Other revenues decreased by $0.2 million, or 64.0%, to $0.1 million for the twelve months ended December 31, 2021, compared with approximately $0.3 million for the year ended December 31, 2020. The decrease is due to the previously deferred interest earned on the Peach Line pursuant to the Peach Line modification in the prior year.

Patient care expense—Patient care expense was $9.2 million for the twelve months ended December 31, 2021. The current period expense, which required an increased utilization of agency staffing, is due to the costs of operating the Tara Facility in our new Healthcare Services reporting segment and is approximately 8.0 % less than the prior year financials we received from the prior Wellington affiliated operator.

Facility rent expense—Facility rent decreased by approximately $0.1 million, or 1.4%, to $6.5 million for the twelve months ended December 31, 2021, compared with approximately $6.6 million for the year ended December 31, 2020. The decrease is due to an agreement with Covington Realty, LLC (“Covington”), whereby Covington among other items provided a contingent rent concession, the first of three annual amounts of approximately $0.1 million that the Company realized this for the year ended December 31, 2021. See Note 6 - Leases, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report.

Depreciation and amortization—Depreciation and amortization decreased by approximately $0.3 million or 10.5%, to $2.6 million for the year ended December 31, 2021, compared with $2.9 million for the year ended December 31, 2020. The decrease is primarily due to the reduction in depreciation from fully depreciated equipment and computer related assets in the current year.

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000’s)	2021	2020	Amount	Percent
General and administrative expenses:
Real Estate Services	$3,401	$3,373	$28	0.8%
Healthcare Services	503	—	503	NM
Total	$3,904	$3,373	$531	15.7%

General and administrative— General and administrative costs increased by $0.5 million, or 15.7%, to $3.9 million for the year ended December 31, 2021, compared with $3.4 million for the year ended December 31, 2020. The increase is driven by approximately $0.5 million incurred per the Vero Management Agreement and later the Peach Management Agreement, in our Healthcare Services segment, which provides for a management fee, which for the current year is equal to approximately 5.0% of our Patient care revenues (net of contractual allowances) to provide management consulting services for the Tara Facility. For the Real Estate Services segment, the increase of approximately $0.4 million of non-cash stock compensation for the issuance of restricted share awards for employees is offset by lower contract services, legal, and public reporting expenses. For a detailed breakdown of the management fee between Vero and Peach Health, see Note 6 - Leases, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report.

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000’s)	2021	2020	Amount	Percent
Provision (recovery) for doubtful accounts:
Real Estate Services	$(4)	$925	$(929)	(100.4)%
Healthcare Services (private payor)	260	—	260	NM
Total	$256	$925	$(669)	(72.3)%

Provision (recovery) for doubtful accounts—Provision for doubtful accounts expense decreased by approximately $0.6 million, to approximately $0.3 million, for the twelve months ended December 31, 2021, compared with $0.9 million for the year ended December 31, 2020. The current period expense is due to a $0.3 million provision for private payor doubtful accounts in our Healthcare Services segment and approximately $0.2 million write-off of straight-line rent asset related to the Meadowood Involuntary Lease Termination offset by approximately $0.2 million of Wellington rent receivable cash collections in excess of our prior year provision for non-payment of rent in our Real Estate Services segment. The prior period expense is related to approximately $1.4 million provision of outstanding rent arrears and other straight-line adjustments arising from one operator (Wellington) offset by approximately $0.5 million of rent collection from the prior year payment plans.

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000’s)	2021	2020	Amount	Percent
Other operating expenses:
Real Estate Services	$924	$860	$64	7.4%
Healthcare Services	58	—	58	NM
Total	$982	$860	$122	14.2%

Other operating expenses — Other operating expenses increased by approximately $0.1 million or 14.2%, to $1.0 million for the twelve months ended December 31, 2021, compared with $0.9 million for the same period in 2020. The increase is due to the reversal of a provision for bed taxes related to the Peach Line modification in the prior year period, and additional expenses incurred in the current year from our new Healthcare Services segment.

Interest expense, net—Interest expense, net decreased by approximately $0.1 million or 3.9%, to $2.7 million for the year ended December 31, 2021, compared with $2.8 million for the year ended December 31, 2020. The decrease reflects the repayment of the City of Springfield, Ohio First Mortgage Revenue Series 2012 B Bonds on May 3, 2021, and the effect of routine debt service amortization. See Note 8 – Notes Payable and Other Debt to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data.” of this Annual Report

Gain on extinguishment of debt— Gain on extinguishment of debt is due to the PPP Loan debt forgiveness of $0.2 million partially offset by $0.1 million of deferred financing fees from the extinguishment of the Coosa MCB Loan., see Note 2 - Liquidity to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data.” of this Annual Report.

Other expense, net— Other expense, net increased by approximately $1.1 million, to $1.2 million, for the year ended December 31, 2021, compared with $0.1 million for the same period in 2020. These expenses in both years are related to professional and legal services to evaluate and assist with possible opportunities to improve the Company’s capital structure, including on-going efforts to investigate alternatives to retire or refinance our outstanding Series A Preferred Stock.

Liquidity and Capital Resources

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months from the date of this filing. At December 31, 2021, the Company had $6.8 million in unrestricted cash, including a Medicaid overpayment of $1.5 million received in the third and fourth quarter of 2021, which the Company expects to repay in the near future and is recorded in “Accrued Expenses” in the Company’s consolidated balance sheet as of December 31, 2021. During the twelve months ended December 31, 2021, the Company generated positive cash flow from continuing operations of $5.2 million (including the $1.5 million Medicaid overpayment) and anticipates continued positive cash flow from operations in the future, subject to the continued uncertainty of the COVID-19 pandemic and its impact on the Company’s business, financial condition, and results of operations.

The Company is current with all of its debt and other financial obligations. During the twelve months ended December 2020, the Company benefited from various, stimulus measures not made available during the twelve months ended December 31, 2021, made available to it through the CARES Act enacted by Congress in response to the COVID-19 pandemic which allowed for, among other things: (i) a deferral of debt service payments on U.S. Department of Agriculture (“USDA”) loans to maturity, (ii) an allowance for debt service payments to be made out of replacement reserve accounts for U.S. Department of Housing and Urban Development (“HUD”) loans and (iii) debt service payments to be made by the SBA on all SBA loans. For further information see Note 8 – Notes Payable and Other Debt to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.
In early 2020, the Company began on-going efforts to investigate alternatives to retire or refinance our outstanding Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise.  Our ability to retire or refinance our outstanding Series A Preferred Stock will depend on the capital markets and our financial condition at such time. There can be no assurance that any such alternative will be pursued or accomplished, and we may not be able to engage in any of these activities or engage in any of these activities on desirable terms. Costs associated with these efforts have been expensed as incurred in “Other expense, net” and were $1.2 million and approximately $0.2 million for the year ended December 31, 2021 and December 31, 2020, respectively.

Series A Preferred Dividend Suspension

On June 8, 2018, the Board suspended quarterly dividend payments indefinitely with respect to the Series A Preferred Stock. As of December 31, 2021, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has approximately $36.9 million of undeclared preferred stock dividends in arrears. The dividend suspension has provided the Company with additional funds to meet its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividends periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to approximately $3.20 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Debt

As of December 31, 2021, the Company had $52.9 million in indebtedness, net of $1.3 million deferred financing and unamortized discounts. The Company anticipates net principal repayments of approximately $1.9 million during the next twelve-month period, which include approximately $1.7 million of routine debt service amortization, approximately $0.1 million payments on other non-routine debt and a $0.1 million payment of bond debt.

Debt Refinance. On September 30, 2021, the Company and the Exchange Bank of Alabama executed a $5.1 million Promissory Note with a 3.95% annual fixed interest rate and maturity date of October 10, 2026 (the “Coosa Credit Facility”). The Coosa Credit Facility refinanced $5.1 million prime + 1.5% variable interest rate debt owed to Metro City Bank with a maturity date of January 31, 2036, (the “Coosa MCB Loan”). The Coosa Credit Facility is secured by the assets of the Company’s subsidiary Coosa Nursing ADK, LLC (“Coosa”) which owns the 124-bed SNF located in Glencoe, Alabama (the “Coosa Facility”) and the assets of the Company’s subsidiary Meadowood Property Holdings, LLC (“Meadowood”) which owns the 161-bed assisted living facility located in Glencoe,

Alabama (the “Meadowood Facility”). The Company incurred approximately $0.1 million in new deferred financing fees and expensed approximately $0.1 million deferred financing fees associated with the Coosa MCB Loan.

Consequently, the Company recorded a net gain of approximately $0.1 million on extinguishment of debt during the three months ended September 30, 2021, consisting of the $0.2 million gain on forgiveness of the PPP Loan partially offset by $0.1 million of expensed deferred financing fees associated with the extinguishment of the Coosa MCB Loan.

Debt Modification. In conjunction with the September 30, 2021, Coosa Facility refinance, the Company and the Exchange Bank of Alabama signed an agreement on October 1, 2021, (the “Meadowood Credit Facility”), that extended the maturity date on the $3.5 million Meadowood Credit Facility, as amended, in senior debt other mortgage indebtedness secured by the assets of Coosa and the assets of Meadowood, from May 1, 2022, to October 1, 2026. Additionally on August 17, 2021, the Company extended the maturity date on approximately $0.5 million other debt from August 25, 2021, to August 25, 2023 (known as the “KeyBank Exit Notes”).

For further information see Note – 8 Notes Payable and Other Debt to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Changes in Operational Liquidity

The Company entered into the Wellington Lease Termination, dated December 1, 2020, to terminate the subleases for the Powder Springs Facility and Tara Facility with tenants affiliated with Wellington for two of its previously subleased facilities located in Georgia, due to non-payment of approximately $2.7 million in rent.

Under the Wellington Lease Termination, possession, control and operation of the facilities transitioned from the then-current tenants at 12:01 a.m. on January 1, 2021, to the Company. Effective January 1, 2021, the Company leased the Powder Springs Facility, to a new tenant affiliated with the operator Empire, pursuant to a sublease between the Company and PS Operator LLC (“PS Operator”), executed December 31, 2020 (the “PS Sublease”). The Company is operating the Tara Facility as a portfolio stabilization measure and has entered into the Vero Management Agreement with Vero Health under which Vero Health provided management consulting services for the facility.

For the first six months, the base rent under the PS Sublease equaled the adjusted earnings before interest, depreciation, amortization and rent (“Adjusted EBITDAR) of PS Operator to the extent derived from the subleased facility. For months seven through twenty-four, the base rent will equal 80% of the Adjusted EBITDAR.

For the first three months, if Adjusted EBITDAR (as defined in the PS Sublease) was less than $0, PS Operator would not pay any base rent and the Company would reimburse PS Operator an amount equal to the amount by which each period’s Adjusted EBITDAR was less than $0. Beginning with the fourth month and thereafter, the PS Sublease became a “triple net” lease with PS Operator responsible for payment of all expenses in addition to rent.

If the monthly average Adjusted EBITDAR of PS Operator is less than $100,000 for any consecutive three-month period after the sixth month of the PS Sublease, then the Company may terminate the PS Sublease subject to the conditions set forth in the PS Sublease.

Under the Vero Management Agreement, Regional agreed to pay Vero Health a monthly management fee equal to 5% of the Adjusted Gross Revenues (as defined in the Vero Management Agreement) for the Tara Facility and under the Peach Management Agreement Regional agreed to pay a monthly management fee equal to 4% with additional percentages for meeting specified performance targets. The Company will absorb all net profits or losses from the operation of the Tara Facility.

On September 21, 2021, the Company notified Vero Health of Regional’s intention to terminate the Vero Management Agreement, effective October 1, 2021. Regional will continue to operate the Tara Facility and has entered into the Peach Management Agreement with Peach dated as of September 22, 2021, and effective October 1, 2021, to provide management consulting services for the Tara Facility. Affiliates of Peach also lease from Regional three facilities located in Georgia. The fixed Management fee Regional will pay Peach is 1% less than under the Vero Management Agreement, includes a minimum fee of $35,000, and additional percentages for meeting specified performance targets.

The prior leases had a contracted cash rent of approximately $3.7 million for the twelve months ended December 31, 2021, which the above variable streams of income are replacing. During the twelve months ended December 31,

2021, the Company recognized and collected $1.4 million of variable rent for the Powder Springs Facility replacing approximately $2.0 million of cash rent previously anticipated from the Wellington Tenant. The Tara Facility operations performance, with a net loss of $1.8 million, subsequent to the Wellington Transition, during the twelve months ended December 31, 2021, has been insufficient to cover any of the rent the Company is obligated to pay under its lease. There is no assurance that the Tara Facility operations, under the Peach Management Agreement will generate the cash net receipts we expect which could have a material adverse effect on us. Additionally, the Meadowood Involuntary Lease Termination and hence Meadowood Facility Uncertainty could also have a material adverse effect on us. The Company depends on C.R. Management and tenants who are affiliated with C.R Management, one of whom operates the Meadowood Facility, for approximately 33.0% of our Real Estate Services revenues. We give no assurance that the tenants affiliated with C.R Management will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their obligations under the applicable leases and subleases, and any inability or unwillingness by such tenants to do so could have a material adverse effect on us. For additional information with respect to the above changes in our business, see Note 16– Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report).

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

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
Amounts in (000's)	2021	2020
Net cash provided by operating activities—continuing operations	$5,207	$2,451
Net cash used in operating activities—discontinued operations	(313)	(1,156)
Net cash used in investing activities—continuing operations	(123)	(450)
Net cash used in financing activities—continuing operations	(2,415)	(1,391)
Net Change in Cash and restricted cash	2,356	(546)
Cash and restricted cash at beginning of period	7,492	8,038
Cash and restricted cash at end of period	$9,848	$7,492

Year Ended December 31, 2021

Net cash provided by operating activities—continuing operations for the year ended December 31, 2021, was approximately $5.2 million, consisting primarily of our income from operations plus changes in working capital, and noncash charges consisting of our collection of rent arrears from the Wellington Lease Termination and income from operations less noncash charges (primarily, depreciation and amortization and lease revenue in excess of cash rent received). The approximate $2.7 million increase compared to the same period in the prior year includes a $1.5 million Medicaid overpayment that the Company expects to repay shortly and reflects the net collection of $2.5 million from the Wellington Lease Termination, approximately $0.4 million additional interest payments as result of the CARES Act interest deferrals and additional net operating outflows of $0.9 million. The net additional operating outflows include significant outflows in relation to professional and legal services to evaluate and assist with possible opportunities to improve the Company’s capital structure, including on-going efforts to investigate alternatives to retire or refinance our outstanding Series A Preferred Stock.

Net cash used in operating activities—discontinued operations for the year ended December 31, 2021, was approximately $0.3 million, excluding non-cash proceeds and payments. This amount was to fund legal and associated settlement costs related to our legacy professional and general liability claims and expenses related to and payment of legacy accounts payable.

Net cash used in investing activities—continuing operations for the year ended December 31, 2021, was approximately $0.1 million. This capital expenditure was for computer hardware, software and furniture and fixtures for the Tara Facility.

Net cash used in financing activities—continuing operations for the year ended December 31, 2021, is the result of routine repayments totaling $1.4 million towards our senior debt obligations, $0.1 million repayment of the City of Springfield, Ohio First Mortgage Revenue Series 2012 B Bonds, and approximately $0.9 million toward our current insurance funding of other debt for the Tara Facility and our directors’ and officers’ insurance.

Year Ended December 31, 2020

Net cash provided by operating activities—continuing operations for the year ended December 31, 2020, consisting primarily of our income from operations less changes in working capital, and noncash charges (primarily, depreciation and amortization, and lease revenue in excess of cash rent). The Company received an approximately  $0.4 million principal payment from Peach Health upon modification of the Peach Line, $0.8 million from rent arrears payment plans, and net operating inflows of approximately $1.3 million.

Net cash used in operating activities—discontinued operations for the year ended December 31, 2020, was approximately $1.2 million, excluding non-cash proceeds and payments. This amount was to fund legal and associated settlement costs related to our legacy professional and general liability claims and payment of legacy accounts payable.

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

Notes Payable and Other Debt

Notes payable and other debt consists of the following:

	December 31,
Amounts in (000's)	2021	2020
Senior debt—guaranteed by HUD	$30,178	$31,104
Senior debt—guaranteed by USDA (a)	7,824	13,139
Senior debt—guaranteed by SBA (b)	602	628
Senior debt—bonds	6,379	6,500
Senior debt—other mortgage indebtedness	8,601	3,631
Other debt	594	822
Sub Total	54,178	55,824
Deferred financing costs	(1,177)	(1,250)
Unamortized discounts on bonds	(125)	(135)
Notes payable and other debt	$52,876	$54,439

(a)	USDA
(b)	SBA

For a detailed description of each of the Company’s debt financings, see Note 8 - Notes Payable and Other Debt to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Scheduled Minimum Debt Principal payments and Maturity payments

The schedule below summarizes the scheduled gross minimum principal payments and maturity payments as of December 31, 2021 for each of the next five years and thereafter.

Amounts in (000's)
2022	$1,870
2023	2,352
2024	1,942
2025	2,035
2026	8,910
Thereafter	37,069
Subtotal	54,178
Less: unamortized discounts on bonds	(125)
Less: deferred financing costs	(1,177)
Total notes payable and other debt	$52,876

Debt Covenant Compliance

As of December 31, 2021, the Company had approximately 15 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities, or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements (the “Financial Covenants”). The Company routinely tracks and monitors its compliance with its covenant requirements.

Included in several of the Company’s loan agreements are administrative covenants requiring that a set of audited financial statements be provided to the guarantor within 90 days of the end of each fiscal year (the “Administrative Covenants”).

At December 31, 2021, the Company was in compliance with the various Financial Covenants and Administrative Covenants related to all of the Company’s credit facilities.

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

Receivables

Our operations could be adversely affected if we experience significant delays in receipt of rental income from our operators and our patient care revenues. Our future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash and accounts receivable) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on our liquidity.

As of December 31, 2021, and December 31, 2020, the Company reserved for approximately $0.2 million and $1.4 million, respectively, of uncollected receivables. We continually evaluate the adequacy of our bad debt reserves based on aging of older balances, payment terms and historical collection trends. Accounts receivable, net totaled $2.1 million at December 31, 2021 compared with $2.1 million at December 31, 2020.

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	December 31, 2021	December 31, 2020
Gross receivables
Real Estate Services (a)	$1,442	$3,481
Healthcare Services	880	—
Sub Total	2,322	3,481
Allowance
Real Estate Services (a)	(35)	(1,381)
Healthcare Services	(142)	—
Sub Total	(177)	(1,381)
Accounts receivable, net of allowance	$2,145	$2,100

(a)

At December 31, 2020, our accounts receivable gross and net primarily related to the Wellington affiliates rent arrears in relation to the Wellington Lease Termination, for which the Company recorded a $1.4 million allowance. During the twelve months for the year ended December 2021, the Company collected approximately $0.2 million more than expected. For a further description of the Company’s operating liquidity, see Note 2 - Liquidity to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Off-Balance Sheet Arrangements

Guarantee

On November 30, 2018, the Company subleased five of the Company’s facilities located in Ohio (the “Aspire Facilities”) to affiliates of Aspire, pursuant to those subleases (the “Aspire Subleases”), whereby the Aspire affiliates took possession of, and commenced operating, the Aspire Facilities as subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Aspire Facilities are comprised of: (i) a 94-bed skilled nursing facility located in Covington, Ohio (the “Covington Facility”); (ii) an 80-bed assisted living facility located in Springfield, Ohio (the “Eaglewood ALF Facility”); (iii) a 99-bed skilled nursing facility located in Springfield, Ohio (the “Eaglewood Care Center Facility”); (iv) a 50-bed skilled nursing facility located in Greenfield, Ohio (the “H&C of Greenfield Facility”); and (v) a 50-bed skilled nursing facility located in Sidney, Ohio (the “Pavilion Care Facility”). Pursuant to the Aspire Subleases, the Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the consolidated financial statements at December 31, 2021.

Operating Leases

As of December 31, 2021, the Company leased a total of nine SNFs under non-cancelable leases, most of which have rent escalation clauses and provisions for payments of real estate taxes, insurance and maintenance costs; eight of the SNFs that are leased by the Company are subleased to and operated by third-party operators. Effective January 1, 2021, the Company commenced operating the Tara Facility, a previously subleased skilled nursing facility. The Company also leases certain office space located in Suwanee, Georgia.

Future minimum lease payments for each of the next five years and thereafter ending December 31 are as follows:

(Amounts in 000's)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2022	$6,752	$(342)	$6,410
2023	6,851	(814)	6,037
2024	6,958	(1,273)	5,685
2025	7,095	(1,741)	5,354
2026	7,234	(2,192)	5,042
Thereafter	5,502	(1,971)	3,531
Total	$40,392	$(8,333)	$32,059

(1)	Weighted average discount rate 7.98%

For a further description of the Company’s operating leases, see Note 6 - Leases to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Leased and Subleased Facilities to Third-Party Operators

As of December 31, 2020, 21 facilities (12 owned by us and nine leased to us) are leased or subleased on a triple net basis, meaning that the lessee (i.e., the third-party operator of the property, or the Company with respect to the Tara Facility) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.

Future minimum lease receivables for each of the next five years and thereafter ending December 31 are as follows:

(Amounts in 000's)
2022	$13,025
2023	14,973
2024	14,785
2025	13,178
2026	11,906
Thereafter	19,065
Total	$86,932

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

		Lease Term
		Commencement	Expiration	2022 Cash
Facility Name (5)	Operator Affiliation (1)	Date	Date	Annual Rent
				(Thousands)
Owned
Eaglewood ALF	Aspire	12/1/2018	11/30/2028	630
Eaglewood Care Center	Aspire	12/1/2018	11/30/2028	805
H&C of Greenfield	Aspire	12/1/2018	11/30/2023	336
Southland Healthcare	Beacon Health Management	11/1/2014	10/31/2024	1,009
The Pavilion Care Center	Aspire	12/1/2018	11/30/2028	336
Autumn Breeze	C.R. Management	9/30/2015	9/30/2025	939
Coosa Valley Health Care	C.R. Management	12/1/2014	8/31/2030	1,046
Glenvue H&R	C.R. Management	7/1/2015	6/30/2025	1,382
Meadowood (2)	C.R. Management	5/1/2017	3/31/2022	—
Georgetown Health	Symmetry Healthcare	4/1/2015	3/31/2030	358
Mountain Trace Rehab	Vero Health Management	3/1/2019	2/28/2029	515
Sumter Valley Nursing	Symmetry Healthcare	4/1/2015	3/31/2030	662
Subtotal Owned Facilities (12)				$8,018
Leased
Covington Care	Aspire	12/1/2018	11/30/2028	$805
Lumber City	Beacon Health Management	11/1/2014	8/31/2027	983
LaGrange	C.R. Management	4/1/2015	8/31/2027	1,209
Thomasville N&R	C.R. Management	7/1/2014	8/31/2027	380
Jeffersonville	Peach Health	6/18/2016	8/31/2027	794
Oceanside	Peach Health	7/13/2016	8/31/2027	540
Savannah Beach	Peach Health	7/13/2016	8/31/2027	296
Powder Springs (3)	Empire	1/1/2021	8/1/2027	—
Tara (4)	Regional Health Properties			—
Subtotal Leased Facilities (9)				$5,007
Total (21)				$13,025

(1)

Represents the number of facilities which are leased or subleased to separate tenants, which tenants are affiliates of the entity named in the table above. See “Portfolio of Healthcare Investments” in Part I, Item 1, “Business” in this Annual Report.

(2)

On December 14, 2021, the State Board of Health for the State of Alabama issued final administrative Consent Orders prohibiting CRM from operating or managing the Meadowood Facility after April 1, 2022. The Company must either lease or take over management of the Meadowood Facility by April 1, 2022 or discharge the residents of the Meadowood Facility and close and cease all operation of the Meadowood Facility, on or before June 1, 2022. The Company has hired specialists to assist with maintaining the certification of the Meadowood Facility and is taking steps to identify approved operators or managers licensed by the ADPH. The Meadowood lease previously had a lease expiration date of August 31, 2030.

(3)

Indicates facilities that were leased to affiliates of Wellington until 12:01 a.m. on January 1, 2021. The base rent will equal 80% of the operators Adjusted EBITDAR. See Note –6 Leases to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report for details regarding the change in Operator.

(4)

On January 1, 2021, the Company entered into the Vero Management Agreement, which was terminated effective October 1 ,2021, with Vero Health under which Vero Health provided management consulting services for the Tara Facility. On October 1, 2021, the Company transferred the Tara Facility management consulting services to Peach Health under the Peach Management Agreement dated as of September 22, 2021. Affiliates of Peach also lease from Regional three facilities located in Georgia.
(5)

All facilities are SNFs except for Eaglewood ALF and Meadowood, which are ALF’s. All facilities, except for the Tara Facility, which has been under our operation since January 1, 2021, and the Meadowood Facility, have renewal provisions of one term of five years except Mountain Trace, Sumter Valley, Covington Care, Pavilion Care Center, Eaglewood ALF, Eaglewood SNF, Powder Springs and Georgetown, which have two renewal terms with each being five years and H&C of Greenfield, which has three renewal terms with each being five years. Other than the lease for the Powder Springs Facility, the leases also contain standard rent escalations that range from 1.0% to 3.0% annually.

As of January 1, 2021, pursuant to the Wellington Lease Termination the Company as a portfolio stabilization measure commenced operating the Tara Facility and entered into a sublease agreement for the Powder Springs Facility with an affiliate of Empire.

For a detailed description of each of the Company’s leases, see Note 6- Leases and Note 2- Liquidity to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Professional and General Liability

As of the date of filing this Annual Report, the Company is a defendant in a total of 14 professional and general liability actions. The Company has one legacy action from prior to the Transition, one action related to an overtime claim and is a named party in 11 actions related directly to patient care that our current or prior tenants provided to their patients. For further information, see below and Note 16 – Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

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

As of the date of filing this Annual Report, the Company is also a defendant in 12 professional and general liability actions which set forth claims relating to time periods after the Transition, on behalf of former patients of our current or prior tenants. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing at the applicable facility operated by our tenants. These actions on behalf of former patients of our current or prior tenants all relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator (and of which four such actions relate to events which occurred after the Company sold such facilities) and are subject to such operators’ indemnification obligations in favor of the Company.

The Company maintains insurance for professional and general liability claims for its Healthcare Services segment, which includes the Tara Facility or any other facility, such as the Meadowood Facility which the Company is likely to operate, however for claims prior to January 1, 2020, the Company is self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the Transition. The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses” in the Company’s audited consolidated balance sheets of $0.2 million and $0.2 million at December 31, 2021, and December 31, 2020, respectively. Additionally at December 31, 2021 and December 31, 2020, approximately $0.1 million and $0.1 million was reserved for settlement amounts in “Accounts payable” in the Company’s audited consolidated balance sheets.

Accordingly, the self-insurance reserve accrual primarily reflects the Company’s estimate of settlement amounts for the pending actions, as appropriate and legal costs of settling or litigating the pending actions, as applicable. These amounts are expected to be paid over time as the legal proceedings progress. The duration of such legal proceedings could be greater than one year subsequent to the year ended December 31, 2021; however management cannot reliably estimate the exact timing of payments.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Regional Health Properties, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Regional Health Properties, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Patient care revenue recognition

Description of Matter

The Company had $9.5 million in patient care revenues for the year ended December 31, 2021. As disclosed in the Note 1 to the consolidated financial statements, the Company provides patient care services to customers and receives payments for those services from Medicare, Medicaid, commercial insurers, and individual patients.  Net revenues are recorded at the transaction price, which the Company determines based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration, such as implicit price concessions. Management estimates variable consideration using the expected value method, based on both historical and current information, which includes contractual agreements, discount policies, and historical reimbursement experience. The Company may constrain the estimated variable consideration included in the transaction price.

Management makes significant judgment in the estimation of variable consideration.  Such assumptions include the application of historical collection rates, by payor, and consideration of other changes in the current business operations and external environment, to the current period revenues. As a result, a high degree of auditor judgment was required in performing audit procedures to evaluate the reasonableness of management’s estimates. Changes in these estimates can have a material effect on the amount of revenue recognized.

How We Addressed the Matter in Our Audit

Based on our knowledge of the Company, we determined the nature and extent of procedures to be performed over patient care revenue. Our audit procedures included the following:

•	Obtained an understanding of the internal controls and processes in place over the Company’s patient care revenue recognition process.
•	Analyzed the significant assumptions and estimates made by management as discussed above.
•

Assessed the recorded revenue by selecting a sample of transactions, analyzing the related contract, testing management’s identification of distinct performance obligations, and comparing the amounts recognized for consistency with underlying documentation.

We have served as the Company’s auditor since 2018.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

February 22, 2022

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)

	December 31,
	2021	2020
ASSETS
Property and equipment, net	$50,127	$52,533
Cash	6,792	4,186
Restricted cash	3,056	3,306
Accounts receivable, net of allowance of $177 and $1,381	2,145	2,100
Prepaid expenses and other	460	328
Notes receivable	362	444
Intangible assets—bed licenses	2,471	2,471
Intangible assets—lease rights, net	134	158
Right-of-use operating lease assets	29,909	33,740
Goodwill	1,585	1,585
Lease deposits and other deposits	398	514
Straight-line rent receivable	8,257	6,660
Total assets	$105,696	$108,025
LIABILITIES AND EQUITY (DEFICIT)
Senior debt, net	$46,043	$47,275
Bonds, net	6,239	6,342
Other debt, net	594	822
Accounts payable	3,749	3,008
Accrued expenses	4,987	2,225
Operating lease obligation	32,059	35,884
Other liabilities	1,629	1,365
Total liabilities	95,300	96,921
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,775 and 1,688 shares issued and outstanding at December 31, 2021 and 2020	62,515	62,041
Preferred stock, no par value; 5,000 shares authorized; 2,812 shares issued and outstanding, redemption amount $70,288 at December 31, 2021 and 2020	62,423	62,423
Accumulated deficit	(114,542)	(113,360)
Total stockholders' equity	10,396	11,104
Total liabilities and stockholders' equity	$105,696	$108,025

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

	Year Ended December 31,
	2021	2020
Revenues:
Patient care revenues, net	$9,485	$—
Rental revenues	16,093	16,325
Management fees	1,021	1,001
Other revenues	91	253
Total revenues	26,690	17,579
Expenses:
Patient care expense	9,243	—
Facility rent expense	6,464	6,558
Cost of management fees	672	675
Depreciation and amortization	2,591	2,894
General and administrative expenses	3,904	3,373
Provision for doubtful accounts	256	925
Other operating expenses	982	860
Total expenses	24,112	15,285
Income from operations	2,578	2,294
Other expense (income):
Interest expense, net	2,669	2,777
Gain on extinguishment of debt	(146)	—
Other expense	1,192	121
Total other expense, net	3,715	2,898
Loss from continuing operations before income taxes	(1,137)	(604)
Loss from continuing operations	(1,137)	(604)
Loss from discontinued operations, net of tax	(45)	(84)
Net loss	(1,182)	(688)
Net loss attributable to Regional Health Properties, Inc.	(1,182)	(688)
Preferred stock dividends - undeclared	(8,997)	(8,997)
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(10,179)	$(9,685)
Net loss per share of common stock attributable to Regional Health Properties, Inc.
Basic and diluted:
Continuing Operations, after current period undeclared dividend	$(5.84)	$(5.69)
Discontinued Operations	(0.03)	(0.05)
	$(5.87)	$(5.74)
Weighted average shares of common stock outstanding:
Basic and diluted	1,734	1,688

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

	Shares of Common Stock	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balance, December 31, 2019	1,688	2,812	$61,992	$62,423	$(112,672)	$11,743
Stock-based compensation	—	—	49	—	—	49
Net loss	—	—	—	—	(688)	(688)
Balance, December 31, 2020	1,688	2,812	$62,041	$62,423	$(113,360)	$11,104
Stock-based compensation	87	—	481	—	—	481
Exercise of restricted share awards net settlement option	(1)	—	(7)	—	—	(7)
Treasury shares, no par value	1	—	—	—	—	—
Net loss	—	—	—	—	(1,182)	(1,182)
Balance, December 31, 2021	1,775	2,812	$62,515	$62,423	$(114,542)	$10,396

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,182)	$(688)
Loss from discontinued operations, net of tax	45	84
Loss from continuing operations	(1,137)	(604)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,591	2,894
Stock-based compensation expense	481	49
Rent expense in excess of cash paid	7	168
Rent revenue in excess of cash received	(2,687)	(979)
Amortization of deferred financing costs, debt discounts and premiums	98	128
Gain on debt extinguishment	(146)	—
Bad debt expense	256	925
Changes in operating assets and liabilities:
Accounts receivable	693	(1,084)
Prepaid expenses and other assets	932	660
Accounts payable and accrued expenses	3,667	13
Other liabilities	452	281
Net cash provided by operating activities—continuing operations	5,207	2,451
Net cash used in operating activities—discontinued operations	(313)	(1,156)
Net cash provided by operating activities	4,894	1,295
Cash flow from investing activities:
Purchase of property and equipment	(123)	(450)
Net cash used in investing activities—continuing operations	(123)	(450)
Net cash used in investing activities	(123)	(450)
Cash flows from financing activities:
Proceeds from debt issuance	—	229
Repayment on notes payable	(2,266)	(1,504)
Repayment on bonds payable	(121)	(116)
Debt extinguishment and issuance costs	(21)	—
Repurchase of common stock	(7)	—
Net cash used in financing activities—continuing operations	(2,415)	(1,391)
Net cash used in financing activities	(2,415)	(1,391)
Net change in cash and restricted cash	2,356	(546)
Cash and restricted cash at beginning of period	7,492	8,038
Cash and restricted cash at end of period	$9,848	$7,492

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

(Amounts in 000’s)

	Year Ended December 31,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$2,797	$2,447
Supplemental disclosure of non-cash Activities:
Non-cash payments of long-term debt	$(5,044)	$—
Non-cash debt issuance costs and extinguishment expenses	(102)	—
Net payments through Lender	$(5,146)	$—
Non-cash proceeds from financing	5,146	—
Net proceeds through Lender	$5,146	$—
Net proceeds through Lender	$—	$—

Non-cash gain on PPP Loan forgiveness	$229	$—
Non-cash settlement of Peach Line (notes receivable)	$—	$350
Capture of security deposit and other payables	$38	$202
Non-cash proceeds from vendor-financed insurance	$867	$339

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

As of December 31, 2021, the Company owned, leased, managed for third parties, or operated 24 facilities, primarily in the Southeastern United States. Of the 24 facilities, the Company: (i) leased 10 skilled nursing facilities (“SNF’s) (which the Company owns), (ii) subleased eight SNFs (which the Company leases), to third-party tenants; (iii) operated one SNF, as of January 1, 2021 as a portfolio stabilization measure, previously subleased (which the Company leases); (iv) leased two assisted living facilities (“ALF’s”) (which the Company owns) to third-party tenants; and (v) managed, on behalf of third-party owners, two SNFs and one independent living facility.

Accordingly, as of January 1, 2021, the Company has two primary reporting segments: (i) real estate services, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants, including the Company’s management of three facilities on behalf of third-party owners (“Real Estate Services”); and (ii) healthcare services, which consists of the operation of a skilled nursing facility (“Healthcare Services”). For further information, see Note 6 – Leases for a more detailed description of the Company’s leases and Note 9 – Segment Results.

Effective January 1, 2021, the Company terminated the subleases for two SNFs located in Georgia (the “Wellington Lease Termination”) with affiliates of Wellington Healthcare Services II, L.P. (“Wellington”), and as a portfolio stabilization measure, the Company commenced operating one of the facilities, a previously subleased 134-bed skilled nursing facility (“SNF”) located in Thunderbolt, Georgia (the “Tara Facility”) and entered into a new sublease agreement with an affiliate of Empire Care Centers, LLC (“Empire”) for the other facility, a 208-bed SNF located in Powder Springs, Georgia (the “Powder Springs Facility”). On January 1, 2021, the Company entered into a Management Consulting Services Agreement (the “Vero Management Agreement”) with Vero Health Management, LLC (“Vero Health”) under which Vero Health provided management consulting services for the Tara Facility, which the Company now operates. On September 21, 2021, the Company notified Vero Health, of Regional’s intention to terminate the Vero Management Agreement, effective October 1, 2021. Regional continues to operate the Tara Facility and has entered into a Management Agreement (the “Peach Management Agreement”) with Peach Health Group, LLC (“Peach Health”), dated as of September 22, 2021, and effective October 1, 2021, to provide management consulting services for the Tara Facility. Affiliates of Peach Health also lease from Regional three facilities located in Georgia.

The Company, through one of its subsidiaries, owns an assisted living facility (“ALF”) and a specialty care, or memory care, ALF (“SCALF”), each located at 509 Pineview Avenue, Glencoe, Alabama (the ALF and the SCALF, together, the “Meadowood Facility”), which Meadowood Facility the Company leases to CRM of Meadowood, LLC (“CRM”). On December 14, 2021, CRM and the Alabama Department of Public Health (the “ADPH”) entered into two Consent Agreements (one for the ALF and one for the SCALF) pursuant to which CRM will no longer be permitted to operate or manage the Meadowood Facility. On December 14, 2021, the State Board of Health for the State of Alabama issued final administrative Consent Orders with respect to the Consent Agreements.

The Consent Agreements provide, among other things, that: (i) on or before March 1, 2022, a new entity or individual responsible for the operation and management of the Meadowood Facility shall be identified; (ii) on or before April 1, 2022, the operation and management of the Meadowood Facility shall be relinquished to an entity or individual approved and licensed by the ADPH to operate the Meadowood Facility, effective April 1, 2022 or on such earlier date as may be agreed upon with the ADPH; and (iii) by April 15, 2022, if a proposed entity or individual has not received a license to operate the Meadowood Facility, or if for other reasons the operation and management of the Meadowood Facility is not or cannot be relinquished to an entity or individual licensed by the ADPH to operate the Meadowood Facility, then the Meadowood Facility shall (a) on April 15, 2022, send a written notice of discharge to each resident or resident sponsor, and (b) provide for the safe and appropriate discharge of each resident, and close and cease all operation of the Meadowood Facility, on or before June 1, 2022. For further information see Note 2– Liquidity and Note 6 – Leases.

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

Historically, AdCare’s business focused on owning and operating SNF and ALF facilities. The Company also managed facilities on behalf of unaffiliated owners pursuant to management contracts. In July 2014, AdCare’s board of directors (the “AdCare Board”) approved a strategic plan to transition (the “Transition”) the Company to a healthcare property holding and leasing company through a series of leasing and subleasing transactions. As of December 31, 2015, AdCare and its subsidiaries completed the Transition through: (i) leasing to third-party operators all the healthcare properties which they owned and previously operated; (ii) subleasing to third-party operators all the healthcare properties which they leased (but did not own) and previously operated; and (iii) continuing the one remaining management agreement to manage two SNF’s and one ALF for a third-party. As a result of the Transition, the Company acquired certain characteristics of a REIT and became focused on the ownership, acquisition and leasing of healthcare related properties.

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

Risks and Uncertainties

While the Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living, the Company, when business conditions require, may undertake portfolio stabilization measures, such as operating a previously leased facility. On January 1, 2021, following the Wellington Lease Termination, the Company commenced operating the Tara Facility, which facility comprises approximately 5.0% of the total amount of the Company’s licensed patient beds. This portfolio stabilization measure and the potential that the Company may not find a tenant acceptable to ADPH by April 1, 2022, could result in the Company also operating the Meadowood Facility, which exposes the Company directly to all the risks our tenants face as discussed in this “Risk and Uncertainties” section and “Risks Related to Our Business and Industry - Our portfolio stabilization measures expose the Company to the various risks facing our tenants”.

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business during the years ended December 31, 2021, and 2020, and we expect it will continue to adversely affect our business in the quarter ending March 31, 2022, and beyond, for a variety of reasons, including those discussed below and elsewhere in this Annual Report.

As of December 31, 2021, the Company is aware that each of our facilities has reported one or more positive cases of COVID-19 among the residents and/or operator employee populations. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment, processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to SNFs, and higher hospital readmittances from SNFs.

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

We could also be adversely affected if government authorities impose upon our tenants, or their vendors, certain restrictions due to the COVID-19 pandemic. These restrictions may be in the form of mandatory closures, requested voluntary closures, bans on new admissions, restricted operations, or restrictions on the importation of necessary equipment or supplies which may adversely affect our tenants’ operations and their ability to make rental payments to us moving forward. In addition, family members may elect to keep nursing facility residents at home during the COVID-19 pandemic, thus reducing our tenants’ revenue. During the pandemic, a number of our tenants had periods where they stopped admitting new patients due to rising COVID-19 infections resulting in decreased revenues.

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

While the Company has received approximately 94% of its expected monthly rental receipts from tenants for the twelve months ended December 31, 2021, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient or timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis, as has occurred with more than one of our operators.

On November 5, 2021, the CMS published COVID-19 Health Care Staff Vaccination requirements (the “Vaccine Mandate”) that most Medicare- and Medicaid-certified providers and suppliers must meet in order to participate in the Medicare and Medicaid programs. This emergency regulation was effective immediately and required employees at Medicare and Medicaid-participating facilities and employers with more than 100 employees to be vaccinated. Some states have also issued their own orders to employers and healthcare providers that may or may not align with federal directives. The legality of both federal and state vaccine mandates is being decided by the courts. Until pending laws and regulations related to vaccine mandates are both finalized and adjudicated, our tenants will continue to manage in different ways, from mandating vaccines for all employees to waiting to see how the issue is ultimately resolved. The mandates, as presently written, may cause disruption to tenants’ operations if employees refuse vaccination and are terminated, and our tenants are not able to replace them in a timely manner or experience increased costs to do so.

To help offset these costs as well as occupancy declines, various relief programs have been enacted by federal and state governments, which have provided, and we expect will continue to provide, some payments to our tenants, subject to the programs’ respective terms and conditions. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) established a grant program administered by the U.S. Department of Health and Human Services (“HHS”) under which grants have been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19 (the “Provider Relief Funds”). In early November 2021, the HHS closed the application portal for its Phase 4 allocation of approximately $17 billion of Provider Relief Funds and an allocation of approximately $8.5 billion in American Rescue Plan resources for providers serving patients living in rural areas (“ARP Rural Payments”). On December 16, 2021, HHS, through the Health Resources & Services Administration (“HRSA”), began distributing Phase 4 General Distribution Payments.  As of January 26, 2022, HRSA announced that it has made nearly $11 billion in Phase 4 payments, representing payment to more than 74,000 providers.  On November 23, 2021, HRSA began distributing ARP Rural Payments.  HRSA announced that it has distributed nearly $7.5 billion in ARP Rural Payments to more than 43,000 providers.  We expect that our tenants pursued additional funding from these allocations and will pursue any future funding that may become available, though there can be no assurance that our tenants will qualify for, or receive, any Phase 4 or American Rescue Plan, or any future, funding.

To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient or timely, the operating results of our operators are likely to be adversely affected, and some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis, as has occurred with more than one of our operators.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. Significant estimates include the self-insurance reserve for professional and general liability, patient care revenues, allowance for doubtful accounts, contractual allowances for Medicaid,

Medicare, and managed care reimbursements, deferred tax valuation allowance, fair value of employee and nonemployee share-based awards, fair value estimation methods used to determine the assigned fair value of assets and liabilities acquired in acquisitions, valuation of goodwill and other long-lived assets, and cash flow projections. Actual results could differ materially from those estimates.

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

The Company has evaluated and concluded that as of December 31, 2021, and December 31, 2020, the Company has no relationship with a VIE in which it is the primary beneficiary required to consolidate the entity.

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

Revenue Recognition and Allowances

Patient Care Revenue. Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers requires a company to recognize revenue when the company transfers control of promised goods and services to a customer. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. Revenue from our new Healthcare Services business segment is derived from services rendered to patients in the Tara Facility. The Company receives payments from the following sources for services rendered in our facilities: (i) the federal government under the Medicare program administered by CMS; (ii) state governments under their respective Medicaid and similar programs; (iii) commercial insurers; and (iv) individual patients and clients. The vast majority (greater than 90%) of the revenue the Company has recognized is from government sources. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and other price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. The Company recognizes revenue at the amount that reflects the consideration the Company expects to receive in exchange for the services provided. These amounts are due from residents or third-party payors and include variable consideration for retroactive adjustments from estimated reimbursements, if any, under reimbursement programs. Performance obligations, such as providing room and board, wound care, intravenous drug therapy, physical therapy, and quality of life activities amongst others, are determined based on the nature of the services provided are determined based on the nature of the services provided. Estimated uncollectable amounts due from patients are generally considered implicit price concessions that are a direct reduction to net patient care revenues.

Triple-Net Leased Properties. The Company’s triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is probable. ASU 2014-09, Revenue from Contracts with Customers, as codified in ASC 606, does not apply to rental revenues, which are the Company’s primary source of revenue. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in straight-line rent receivable on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one or more tenant(s) of the Company’s facilities, rental income for the affected facilities is recognized only upon cash collection, and any accumulated straight-line rent receivable is expensed in the period in which the Company deems rent collection to no longer be probable. Accordingly, rental revenues were recorded on a cash basis for one facility in Alabama for the month of December 2021 and two facilities in Georgia for the fourth quarter of 2020, (until operator or Company management transition on January 1, 2021, for both properties). For additional information with respect to such facilities, see Note 2 – Liquidity and Note 6 – Leases.

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

Allowances. The Company assesses the collectability of its rent receivables, including straight-line rent receivables and working capital loans to tenants. The Company bases its assessment of the collectability of rent receivables and working capital loans to tenants on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company’s evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments or payments on a working capital loan, then the Company provides a reserve against the recognized straight-line rent receivable asset or working capital loan for the portion that we estimate may not be recovered. Payments received on impaired loans are applied against the allowance. If the Company changes its assumptions or estimates regarding the collectability of future rent payments required by a lease or required from a working capital loan to a tenant, then the Company may adjust its reserve to increase or reduce the rental revenue or interest revenue from working capital loans to tenants recognized in the period the Company makes such change in its assumptions or estimates. See Note 6 – Leases. The Company has reserved for approximately 1.5% of our patient care receivables based on the history provided by Vero Health for private payors and continues to assess the adequacy of such reserve.

As of December 31, 2021, and December 31, 2020, the Company reserved for approximately $0.2 million and $1.4 million, respectively, of uncollected receivables. Accounts receivable, net totaled $2.1 million at December 31, 2021 compared with $2.1 million at December 31, 2020.

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	December 31, 2021	December 31, 2020
Gross receivables
Real Estate Services (a)	$1,442	$3,481
Healthcare Services	880	—
Sub Total	2,322	3,481
Allowance
Real Estate Services (a)	(35)	(1,381)
Healthcare Services	(142)	—
Sub Total	(177)	(1,381)
Accounts receivable, net of allowance	$2,145	$2,100

(a)See Note 6– Leases for details on the impact of the Wellington Lease Termination.

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

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or capital lease. As of December 31, 2021, all of the Company’s leased facilities are accounted for as operating leases. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

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

The following table summarizes real estate tax recognized on our consolidated statements of operations in “Other Operating Expenses” for the twelve months ended December 31, 2021, and 2020:

	Year Ended December 31,
(Amounts in 000’s)	2021	2020
Rental revenues	$464	$549
Other operating expenses	$464	$549

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

Accounts Payable

The following table presents the Company's Accounts payable for the periods presented:

(Amounts in 000’s)	December 31, 2021	December 31, 2020
Accounts payable
Real Estate Services	$2,781	$3,008
Healthcare Services	968	—
Total Accounts payable	$3,749	$3,008

Other Liabilities

As of December 31, 2021, and December 31, 2020, the Company had $1.6 million and $1.4 million, respectively, in Other liabilities; the $0.2 million increase compared to the prior period relates to restricted sublease improvements with lease security deposits comprising the remainder of the balances in both periods.

Intangible Assets and Goodwill

Intangible assets consist of finite lived and indefinite lived intangibles. The Company’s finite lived intangibles include lease rights and certain certificate of need (“CON”) and bed licenses that are not separable from the associated buildings. Finite lived intangibles are amortized over their estimated useful lives. For the Company’s lease related intangibles, the estimated remaining useful life is based on the terms of the underlying facility leases averaging approximately seven years. For the Company’s CON/bed licenses that are not separable from the buildings, the estimated useful life is based on the building life when acquired with a remaining average estimated useful life of approximately 24 years. The Company evaluates the recoverability of the finite lived intangibles whenever an impairment indicator is present.

The Company’s indefinite lived intangibles consist primarily of values assigned to CON/bed licenses that are separable from the buildings. The Company does not amortize goodwill or indefinite lived intangibles. The Company's goodwill is related to certain property acquisitions but is evaluated for impairment on the operator level. On an annual basis, the Company evaluates the recoverability of the indefinite lived intangibles and goodwill by performing an impairment test. The Company performs its annual test for impairment during the fourth quarter of each year. For the years ended December 31, 2021, and 2020, the test results indicated no impairment necessary.

Prepaid Expenses and Other

As of December 31, 2021, and December 31, 2020, the Company had $0.5 million and $0.3 million, respectively, in Prepaid expenses and other; approximately $0.2 million increase is related to insurance for the Tara Facility operations, while the other amounts are predominantly for directors’ and officers’ insurance, NYSE American annual fees, and mortgage insurance premiums.

Extinguishment of Debt

The Company recognizes extinguishment of debt when the criteria for a troubled debt restructure are not met and the change in the debt terms is considered substantial. The Company calculates the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt (including deferred finance fees) and recognizes a gain or loss on the consolidated statement of operations in the period of extinguishment. For further information see Note – 2 Liquidity, “Debt – Debt Refinance.”

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

Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

	December 31,
(Amounts in 000’s)	2021	2020
Stock options	13	13
Common stock warrants - employee	34	49
Common stock warrants - nonemployee	9	9
Total shares	56	71

The weighted average contractual terms in years for these securities, with no intrinsic value, are 2.5 years for the stock options and 2.6 years for the warrants.

Other Operating Expenses

Other operating expenses includes real estate tax expenses recognized during the twelve months ended December 31, 2021, and December 31, 2020, where the lessee has not made those payments directly to a third party in accordance with their respective leases with us, mortgage insurance and other professional services expenses.

Other expense, net

The Company has retained professional and legal services to evaluate and assist with possible opportunities to improve the Company’s capital structure, including on-going efforts to investigate alternatives to retire or refinance our outstanding Series A Preferred Stock. For further information see Note 2 – Liquidity.

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

Judgment is required in evaluating uncertain tax positions. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is measured to determine the amount of benefit to recognize in the financial statements.  The Company classifies unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as liabilities in the consolidated balance sheets. As of December 31, 2021, the Company has a full valuation allowance on all deferred tax balances.

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

The Company is subject to income taxes in the U.S. and numerous state and local jurisdictions. In general, the Company’s tax returns filed for the 2018 through 2021 tax years are still subject to potential examination by taxing authorities. To the Company’s knowledge, the Company is not currently under examination by any major income tax jurisdiction.

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

In 2015, the insurance programs described above changed in order to address the different needs of the Company as a result of the Transition. The Company’s workers compensation plan transitioned from a high deductible to a guaranteed cost program in February 2015. As of December 31, 2021, there are no outstanding claims or unsettled claims for the legacy self-insured employee medical plan and the large deductible workers’ compensation plan.

Professional liability insurance was provided to facilities operations up until the date of the Transition. Claims which were associated with operations of the Company prior to the Transition but not reported as of the transition date were self-insured.

The Company maintains insurance for professional and general liability claims for its Healthcare Services segment, which includes the Tara Facility or any other facility, such as the Meadowood Facility which the Company is likely to operate, however for claims prior to January 1, 2020, the Company is self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the Transition. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company’s estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 7 – Accrued Expenses and Note 14 - Commitments and Contingencies.

In addition, the Company maintains certain other insurance programs, including commercial general liability, property, casualty, directors’ and officers’ liability, crime, and employment practices liability.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2019-10 Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, extended the effective date of ASU 2016-13, which is now effective for annual and interim periods beginning after December 15, 2022, for smaller reporting companies and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company adopted ASU 2016-13 effective January 1, 2022. The adoption of ASU 2016-13 did not have an impact on the Company’s consolidated financial statements.

In July 2021, the FASB issued ASU 2021-05—Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments, which amends the lease classification requirements for lessors. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if the lease would have been classified as a sales-type lease or a direct financing lease and the lessor would have otherwise recognized a day-one loss. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company adopted ASU 2021-05 effective January 1, 2022, and as all our current leases are classified as operating leases, the adoption ASU 2021-05 did not have an impact on the Company’s consolidated financial statements.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months from the date of this filing. At December 31, 2021, the Company had $6.8 million in unrestricted cash, including a Medicaid overpayment of $1.5 million received in the third and fourth quarter of 2021, which the Company expects to repay in the near future and is recorded in “Accrued Expenses” in the Company’s consolidated balance sheets as of December 31, 2021. During the twelve months ended December 31, 2021, the Company generated positive cash flow from continuing operations of $5.2 million (including the $1.5 million Medicaid overpayment) and anticipates continued positive cash flow from operations in the future, subject to the continued uncertainty of the COVID-19 pandemic and its impact on the Company’s business, financial condition, and results of operations.

In early 2020, the Company began on-going efforts to investigate alternatives to retire or refinance our outstanding Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise.  Our ability to retire or refinance our outstanding Series A Preferred Stock will depend on the capital markets and our financial condition at such time. There can be no assurance that any such alternative will be pursued or accomplished, and we may not be able to engage in any of these activities or engage in any of these activities on desirable terms. Costs associated with these efforts have been expensed as incurred in “Other expense, net” and were $1.2 million and approximately $0.2 million for the year ended December 31, 2021 and December 31, 2020, respectively.

Series A Preferred Dividend Suspension

On June 8, 2018, the Board suspended quarterly dividend payments indefinitely with respect to the Series A Preferred Stock. As of December 31, 2021, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has approximately $36.9 million of undeclared preferred stock dividends in arrears. The dividend suspension has provided the Company with additional funds to meet its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividends periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to approximately $3.20 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Debt

As of December 31, 2021, the Company had $52.9 million in indebtedness, net of $1.3 million deferred financing and unamortized discounts. The Company anticipates net principal repayments of approximately $1.9 million during the next twelve-month period, which include approximately $1.7 million of routine debt service amortization, approximately $0.1 million payments on other non-routine debt and a $0.1 million payment of bond debt. For further information see Note 8 – Notes Payable and Other Debt.

Debt Refinance. On September 30, 2021, the Company and the Exchange Bank of Alabama executed a $5.1 million Promissory Note with a 3.95% annual fixed interest rate and maturity date of October 10, 2026 (the “Coosa Credit Facility”). The Coosa Credit Facility refinanced $5.1 million prime + 1.5% variable interest rate debt owed to Metro City Bank with a maturity date of January 31, 2036, (the “Coosa MCB Loan”). The Coosa Credit Facility is secured by the assets of the Company’s subsidiary Coosa Nursing ADK, LLC (“Coosa”) which owns the 124-bed SNF located in Glencoe, Alabama (the “Coosa Facility”) and the assets of the Company’s subsidiary Meadowood Property Holdings, LLC (“Meadowood”) which owns the 161-bed assisted living facility located in Glencoe, Alabama (the “Meadowood Facility”). The Company incurred approximately $0.1 million in new deferred financing fees and expensed approximately $0.1 million deferred financing fees associated with the Coosa MCB Loan.

Consequently, the Company recorded a net gain of approximately $0.1 million on extinguishment of debt during the three months ended September 30, 2021, consisting of the $0.2 million gain on forgiveness of the PPP Loan partially offset by $0.1 million of expensed deferred financing fees associated with the extinguishment of the Coosa MCB Loan.

Debt Modification. In conjunction with the September 30, 2021, Coosa Facility refinance, the Company and the Exchange Bank of Alabama signed an agreement on October 1, 2021, (the “Meadowood Credit Facility”), that extended the maturity date on the $3.5 million Meadowood Credit Facility, as amended, in senior debt other mortgage indebtedness secured by the assets of Coosa and the assets of Meadowood, from May 1, 2022, to October 1, 2026. Additionally on August 17, 2021, the Company extended the maturity date on approximately $0.5 million other debt from August 25, 2021, to August 25, 2023 (known as the “KeyBank Exit Notes”). For further information, see Note 8 – Notes Payable and Other Debt.

Debt Covenant Compliance

At December 31, 2021, the Company was in compliance with the various financial and administrative covenants related to all of the Company’s credit facilities.

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

The OTAs were subject to customary closing conditions and representations and warranties. The Wellington Transition was subject to the Georgia Department of Community Health’s (“DCH”) approval of the Change in Ownership Applications (the “Applications”), which were filed by Regional on December 2, 2020. On the Wellington Transition Date, the Wellington Tenants: (i) paid all cash on hand at the Wellington Facilities to Regional; (ii) transferred and assigned, to the Company, all accounts receivable previously due to the Wellington Tenants as of the Wellington Transition Date; and (iii) entered into commercially reasonable Deposit Account Control Agreements with Regional with respect to all of the Wellington Tenants’ bank accounts that receive accounts receivable remittances. Additionally, on the Wellington Transition Date, the Company became liable for certain expenses, including approximately $1.7 million of bed taxes in arrears. On January 1, 2019, security agreements executed between the Company and the Wellington Tenants provided for certain of the Wellington Tenants assets as collateral to the Company in the event of any default under prior agreements with the Company (the “Security Agreements”). These Security Agreements survived the Wellington Transition and remain in full force and effect in order to assist Regional in collecting the accounts receivable.

Scheduled rent payments under the Wellington Subleases constituted approximately 23% of the Company’s anticipated annual revenue in 2020. As of December 31, 2020, Regional recorded an estimated allowance of $1.4 million against a rent receivable of $2.7 million from the Wellington Tenants. During the twelve months ended December 2021, the Company recorded $0.2 million in debt recovery due to collections exceeding our December 31, 2020, estimated allowance. During the twelve months ended December 30, 2021, the Company collected $3.4 million pursuant to the Wellington Lease Termination (excluding $0.2 million insurance refund) and paid $1.0 million to partially satisfy the Wellington Lease Termination obligation of approximately $1.7 million of bed taxes in arrears and approximately $0.1 million in net collection and other expenses. The Company provides no assurance that we will be able to collect any of the additional $1.1 million in rent arrears in excess of the net $1.6 million already collected.

Following the Wellington Lease Termination, effective January 1, 2021, Regional leased the Powder Springs Facility to PS Operator LLC (“PS Operator”), an affiliate of Empire, pursuant to a sublease (the “PS Sublease”). During the twelve months ended December 31, 2021, the Company recognized and collected $1.4 million of variable rent for the Powder Springs Facility replacing approximately $2.0 million of cash rent previously anticipated from the Wellington Tenant.

The Tara Facility operations performance, with a net loss of $1.8 million, subsequent to the Wellington Transition, during the twelve months ended December 31, 2021, has been insufficient to cover any of the rent the Company is obligated to pay under its lease, for further information see Note 9– Segment Results. On January 1, 2021, the Company entered into the Vero Management Agreement with Vero Health under which Vero Health provided management consulting services for the Tara Facility, which the Company now operates. Under the Management Agreement, Regional agreed to pay Vero Health a monthly management fee equal to 5% of the Adjusted Gross Revenues (as defined in the Vero Management Agreement) of the Tara Facility. On September 21, 2021, the Company notified Vero Health of Regional’s intention to terminate the Vero Management Agreement, effective October 1, 2021. Regional will continue to operate the Tara Facility and has entered into the Peach Management Agreement with Peach Health dated as of September 22, 2021, and effective October 1, 2021, to provide management consulting services for the Tara Facility. Affiliates of Peach Health also lease from Regional three facilities located in Georgia. The fixed Management fee Regional will pay Peach Health is 1% less than under the Vero Management Agreement, includes a minimum fee of $35,000, with additional percentages for meeting specified performance targets. For further information on the Peach Management Agreement see Note 6 – Leases and Note 9 – Segment Results for information on the Tara Facility performance.

For the first six months, the base rent under the PS Sublease for the Powder Springs Facility equaled the adjusted earnings before interest, depreciation, amortization and rent (“Adjusted EBITDAR) of PS Operator to the extent derived from the subleased facility. For months seven through twenty-four, the base rent will equal 80% of the Adjusted EBITDAR.

For the first three months, if Adjusted EBITDAR (as defined in the PS Sublease) was less than $0, PS Operator would not pay any base rent and the Company would reimburse PS Operator an amount equal to the amount by which each period’s Adjusted EBITDAR was less than $0. Beginning with the fourth month and thereafter, the PS Sublease became a “triple net” lease with PS Operator responsible for payment of all expenses in addition to rent. Under the Vero Management Agreement, Regional agreed pay Vero Health a monthly management fee equal to 5% of the Adjusted Gross Revenues (as defined in the Vero Management Agreement) for the Tara Facility and under the Peach Management Agreement Regional agreed to pay a monthly management fee equal to 4% with additional percentages for meeting specified performance targets. The Company will absorb all net profits or losses from the operation of the Tara Facility.

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

The Company, through one of its subsidiaries Meadowood, owns the Meadowood Facility, which the Company leases to CRM. On December 14, 2021, CRM and the ADPH entered into two Consent Agreements (one for the ALF and one for the SCALF) pursuant to which CRM will no longer be permitted to operate or manage the Meadow Facility. On December 14, 2021, the State Board of Health for the State of Alabama issued final administrative Consent Orders with respect to the Consent Agreements. The Consent Agreements provide, among other things, that: (i) on or before March 1, 2022, a new entity or individual responsible for the operation and management of the Meadowood Facility shall be identified; (ii) on or before April 1, 2022, the operation and management of the

Meadowood Facility shall be relinquished to an entity or individual approved and licensed by the ADPH to operate the Meadowood Facility, effective April 1, 2022 or on such earlier date as may be agreed upon with the ADPH; and (iii) by April 15, 2022, if a proposed entity or individual has not received a license to operate the Meadowood Facility, or if for other reasons the operation and management of the Meadowood Facility is not or cannot be relinquished to an entity or individual licensed by the ADPH to operate the Meadowood Facility, then the Meadowood Facility shall (a) on April 15, 2022, send a written notice of discharge to each resident or resident sponsor, and (b) provide for the safe and appropriate discharge of each resident, and close and cease all operation of the Meadowood Facility, on or before June 1, 2022.

The Company leases the Meadowood Facility to CRM pursuant to a long-term, triple net operating lease, executed May 1, 2017, which provides for: (i) a 13-year initial term with one five-year renewal option; (ii) base rent of $37,500 per month; (iii) a rental escalator of 2.0% per annum in the initial term and 2.5% per annum in the renewal term; and (v) a security deposit equal to one month of base rent. The Consent Orders constitute an event of default by CRM under the lease, and the Company intends to exercise all of its rights and remedies under the lease and applicable law, including the termination of the lease. The Meadowood Facility constituted approximately 3% of the Company’s anticipated annual revenue in 2021. The Company provides no assurance that we will find a suitable replacement tenant for the Meadowood Facility, or that if a suitable replacement tenant is found, the Company may not be able to lease under terms that are as favorable to us as those currently in place. If the Company takes over operations of the Meadowood Facility the Company would be exposed to absorbing any losses generated, which per the unaudited statement of operations for the year ended December 31, 2021, cash outflow could be in excess of $0.5 million per year.

CRM is an affiliate of C. Ross Management, LLC (“C.R. Management”). In addition to the Meadowood Facility, the Company leases to affiliates of C.R. Management five of the Company’s facilities pursuant to triple net operating leases.

Additionally, pursuant to the $3.5 million Meadowood Credit Facility, the Company must obtain written consent from the Exchange Bank of Alabama to lease the Meadowood Facility to the proposed entity or individual approved by the ADPH. The Meadowood Credit Facility is cross collateralized with the $5.1 million Coosa Credit Facility. The Coosa Credit Facility is secured by the assets of Coosa which owns the Coosa Facility and the assets of the Company’s subsidiary Meadowood which owns the Meadowood Facility.

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

NOTE 3. CASH, RESTRICTED CASH, AND INVESTMENTS

The following presents the Company’s cash and restricted cash:

	December 31,
Amounts in (000's)	2021	2020
Cash (a)	$6,792	$4,186
Restricted cash:
Cash collateral	$125	$124
HUD and other replacement reserves	1,914	1,675
Escrow deposits	700	1,190
Restricted investments for debt obligations	317	317
Total restricted cash	3,056	3,306

Total cash and restricted cash	$9,848	$7,492

(a)

Includes a Medicaid overpayment of $1.0 million and $0.5 million received on September 30, 2021, and October 7, 2021, respectively, which the Company expects to repay soon and is recorded in “Accrued Expenses” in the Company’s consolidated balance sheet as of December 31, 2021.

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

NOTE 4. PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

	Estimated Useful	December 31,
(Amounts in 000's)	Lives (Years)	2021	2020
Buildings and improvements	5 - 40	$65,695	$65,629
Equipment and computer related	2 - 10	4,494	5,139
Land (1)	—	2,776	2,776
Construction in process	—	—	69
		72,965	73,613
Less: accumulated depreciation and amortization		(22,838)	(21,080)
Property and equipment, net		$50,127	$52,533

(1)	Includes $0.1 million of land improvements with an average estimated useful remaining life of approximately 7 years.

During the twelve months ended December 31, 2021, and the twelve months ended December 31, 2020, the Company recorded no impairments in property and equipment.

The following table summarizes total depreciation and amortization for the twelve months ended December 31, 2021, and 2020:

	December 31,
Amounts in (000's)	2021	2020
Depreciation	$2,153	$2,175
Amortization	438	719
Total depreciation and amortization	$2,591	$2,894

NOTE 5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000's)	Bed Licenses (1) (included in property and equipment)	Bed Licenses— Separable	Lease Rights	Total	Goodwill
Balances, January 1, 2020
Gross	$14,276	$2,471	$4,758	$21,505	$1,585
Accumulated amortization	(3,339)	—	(4,296)	(7,635)
Net carrying amount	$10,937	$2,471	$462	$13,870	$1,585
Fully amortized asset adjustments
Gross	—	—	(4,552)	(4,552)	—
Accumulated amortization	—	—	4,552	4,552	—
Amortization expense	(415)	—	(304)	(719)	—
Balances, December 31, 2020
Gross	14,276	2,471	206	16,953	1,585
Accumulated amortization	(3,754)	—	(48)	(3,802)	—
Net carrying amount	10,522	2,471	158	13,151	1,585
Fully amortized asset adjustments
Gross	—	—	—	—	—
Accumulated amortization	—	—	—	—	—
Amortization expense	(414)	—	(24)	(438)	—
Balances, December 31, 2021
Gross	$14,276	$2,471	$206	$16,953	$1,585
Accumulated amortization	(4,168)	—	(72)	(4,240)	—
Net carrying amount	$10,108	$2,471	$134	$12,713	$1,585

(1)	Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 4 – Property and Equipment).

Expected amortization expense for the year ended December 31, for all definite-lived intangibles, for each of the next five years and thereafter is as follows:

Amounts in (000's)	Bed Licenses	Lease Rights
2022	$414	$24
2023	414	23
2024	414	18
2025	414	18
2026	414	18
Thereafter	8,038	33
Total	$10,108	$134

NOTE 6. LEASES

Operating Leases

As of December 31, 2021, the Company leased a total of nine SNFs from owners unaffiliated with the Company under non-cancelable leases, most of which have rent escalation clauses and provisions for payments of real estate taxes, insurance, and maintenance costs; except for the Tara Facility, each of the SNF’s that are leased by the Company are subleased to and operated by third-party tenants. Effective January 1, 2021, the Company began operating the Tara Facility which was previously subleased. The Company also leases certain office space located in Suwanee, Georgia.

As of December 31, 2021, the Company is in compliance with all operating lease financial covenants.

Facilities Leased to the Company

The weighted average remaining lease term for the nine facilities where we are the lessee is approximately 5.8 years.

Foster Prime Lease. Eight of the Company’s SNFs (collectively, the “Georgia Foster Facilities”) are leased under a single master indivisible arrangement (as amended), by and between the Company and William M. Foster, with a lease termination date of August 31, 2027 (the “Foster Prime Lease”). Under the Foster Prime Lease, a default related to an individual facility may cause a default of the entire Foster Prime Lease. The Company is responsible for the cost of maintaining the Georgia Foster Facilities. On August 14, 2015, the lessor consented to the Company’s sublease of the Georgia Foster Facilities to a third-party tenant. Commencing on July 1, 2016, annual rent payable for the Foster Prime Lease increases at 2.0% annually for the remainder of the lease term. The Foster Prime Lease represents approximately 90% of our annual minimum lease payments during the year ended December 31, 2021.

Covington Prime Lease. One of the Company’s facilities is leased under an agreement dated August 26, 2002, as subsequently amended (the “Covington Prime Lease”), by and between the Company and Covington Realty, LLC (“Covington”). On August 1, 2015, the Covington Prime Lease was amended, whereby the parties agreed to: (i) provide consent to the sublease of the facility to a third-party operator; (ii) extend the term of the lease to expire on April 30, 2025; and (iii) set the annual base rent, effective May 1, 2015, and continuing throughout the lease term, equal to 102% of the immediately preceding lease year’s base rent. The Covington Prime Lease represents approximately 9% of our annual minimum lease payments during the year ended December 31, 2021.  On January 11, 2019, the Company and Covington entered into a forbearance agreement (the “Covington Forbearance Agreement”), whereby the Company and Covington agreed that: (i) the term of the lease be extended from April 30, 2025 until April 30, 2029 (the “Term”); (ii) the base rent be reduced by approximately $0.8 million until April 30, 2025, the remainder of the prior lease term; and (iii) the Company shall receive relief from approximately $0.5 million of outstanding lease amounts (the “Rent Due”) as of December 31, 2018. Without waiving any default by the Company or Covington’s rights and remedies, and subject to specified terms and conditions for so long as the Company or the Company’s subtenant are not in default under the lease and the proposed sublease, as the case may be, Covington (including its subsidiaries, affiliates, successors and assigns) will forbear from pursuing its rights against the Company for so long as neither the Company nor its subtenant is not in default under the existing lease, as amended on January 11, 2019, or the new sublease, on the final day of the third, fourth and fifth years following the execution of the new sublease. Covington will release and forever quit claim specified portions of the Rent Due as follows: one-third at the end of year three of the new sublease, one-third at the end of year four of the new sublease, and one-third at the end of year five of the new sublease. During December 2021, the Company recognized approximately $0.1 million as a reduction of “Facility rent expense” on our consolidated statements of operations from the first one-third of the specified portion of the Rent Due. The forbearance period under the Covington Forbearance Agreement shall terminate as of the expiration of the Term. At Covington’s option in its sole and absolute business discretion, the Covington Forbearance Agreement and the forbearance period thereunder can be terminated upon the occurrence of certain specified events such as, the Company files a petition for bankruptcy or takes advantage of any other debtor relief law, or an involuntary petition for bankruptcy is filed against the Company, or any other judicial action is taken with respect to the Company by any creditor of the Company or the Company breaches or defaults in performance of any covenant or agreement contained in the Covington Forbearance Agreement. Upon termination of the forbearance period under the Covington Forbearance Agreement, for any reason, Covington may take all steps it deems necessary or desirable to enforce its lease rights as permitted by law or equity.

Future Minimum Lease Payments

Future minimum lease payments for the year ended December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000's)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2022	$6,752	$(342)	$6,410
2023	6,851	(814)	6,037
2024	6,958	(1,273)	5,685
2025	7,095	(1,741)	5,354
2026	7,234	(2,192)	5,042
Thereafter	5,502	(1,971)	3,531
Total	$40,392	$(8,333)	$32,059

(1)	Weighted average discount rate 7.98%

Facilities Leased or Subleased by the Company

As of December 31, 2021, the Company leased or subleased 20 facilities (12 owned by the Company and eight leased to the Company), to third-party tenants on a triple net basis, meaning that the lessee (i.e., the third-party tenant of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments to the Company, as applicable. The weighted average remaining lease term for our facilities is 5.2 years.

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

For the first three months, if Adjusted EBITDAR had been less than $0, PS Operator would not have paid any base rent and the Company would have reimbursed PS Operator an amount equal to the amount by which each period’s Adjusted EBITDAR was less than $0. Beginning with the fourth month and thereafter, the PS Sublease became a “triple net” lease with PS Operator responsible for payment of all expenses in addition to rent.

During the twelve months ended December 31, 2021, the Company recognized $1.4 million of variable rent, and approximately $1.2 million in straight-line rent for the Powder Springs Facility.

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

At December 31, 2020, Regional recorded an estimated allowance of $1.4 million against a rent receivable of $2.7 million from the Wellington Tenants. During the twelve months ended December 2021, the Company recorded $0.2 million in debt recovery due to collections exceeding our December 31, 2020, estimated allowance. During the twelve months ended December 31, 2021, the Company collected $3.4 million pursuant to the Wellington Lease Termination (excluding a $0.2 million insurance refund) and paid $1.0 million to partially satisfy the Wellington Lease Termination obligation of approximately $1.7 million of bed taxes in arrears and approximately $0.1 million in net collection and other expenses. The Company provides no assurance that we will be able to collect any of the additional $1.1 million in rent arrears in excess of the net $1.6 million already collected. Scheduled rent payments under the Wellington Subleases constituted approximately 23% of the Company’s anticipated annual revenue in 2020.

For further information on the Wellington Lease Termination and the new lease and management agreement the Company entered into on January 1, 2021, for the Tara Facility and Powder Springs Facility, see Note 2 – Liquidity.

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

Aspire. On November 30, 2018, the Company subleased five facilities located in Ohio to affiliates (collectively, “Aspire Sublessees”) of Aspire Regional Partners, Inc. (“Aspire”) management, formerly affiliated with MSTC Development Inc., pursuant to separate sublease agreements (the “Aspire Subleases”), whereby the Aspire Sublessees took possession of, and commenced operating, the facilities (the “Aspire Facilities”) as subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the consolidated financial statements at December 31, 2021.

The Aspire Facilities are comprised of: (i) a 94-bed SNF located in Covington, Ohio (the “Covington Facility”); (ii) an 80-bed assisted living facility located in Springfield, Ohio (the “Eaglewood ALF Facility”); (iii) a 99-bed SNF located in Springfield, Ohio (the “Eaglewood Care Center Facility”); (iv) a 50-bed SNF located in Greenfield, Ohio (the “H&C of Greenfield Facility”); and (v) a 50-bed SNF located in Sidney, Ohio (the “Pavilion Care Facility”). Under the Aspire Subleases, a default related to an individual facility may cause a default under all the Aspire Subleases. All Subleases are for an initial term of 10 years, with renewal options, except with respect to term for the H&C of Greenfield Facility, which has an initial five year term, and set annual rent increases generally commencing in the third lease year; from month seven of the Aspire Subleases monthly rent amounts may increase based on each facility’s prior month occupancy, with minimum annual rent escalations of at least 1% generally commencing in the third lease year. Minimum rent receivable for the Covington Facility, the Eaglewood ALF Facility, the Eaglewood Care Center Facility, the H&C of Greenfield Facility and the Pavilion Care Facility for the year ending December 31, 2019, the first lease year, was $0.4 million, $0.5 million, $0.4 million, $0.2 million and $0.2 million per annum, respectively. For the year ending December 31, 2020, minimum rent receivable increased for the Covington and the Eaglewood ALF Facility to $0.5 million and $0.6 million per annum, respectively. The set annual rent increases, mentioned above, commenced on December 1, 2021.

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

Vero Health. On February 28, 2019, the Company entered into a lease agreement (the “Vero Health Lease”) with Vero Health, providing that Vero Health would take possession of and operate the Mountain Trace Facility located in North Carolina. The Vero Health Lease became effective, upon the termination of the prior Mountain Trace Tenant mutual lease termination on March 1, 2019.  The Vero Health Lease is for an initial term of 10 years, with renewal options, is structured as a triple net lease and rent for the Mountain Trace Facility is approximately $0.5 million per year, with an annual 2.5 % rent escalation clause. On January 1, 2021, the Company entered into the Vero Management Agreement with Vero Health under which Vero Health provided management consulting services for the Tara Facility, which the Company now operates. On September 21, 2021, the Company notified Vero Health, of Regional’s intention to terminate the Vero Management Agreement, effective October 1, 2021. Regional will continue to operate the Tara Facility and has entered into the Peach Management Agreement with Peach Health dated as of September 22, 2021, and effective October 1, 2021, to provide management consulting services for the Tara Facility.

Peach Health. On June 18, 2016, the Company entered into a master sublease agreement, as amended on March 30, 2018, (the “Peach Health Sublease”) with affiliates of Peach Health (collectively, “Peach Health Sublessee”), providing that Peach Health Sublessee would take possession of and operate three facilities located in Georgia (the “Peach Facilities”) as subtenant. The Peach Facilities are comprised of: (i) an 85-bed SNF located in Tybee Island, Georgia (the “Oceanside Facility”); (ii) a 50-bed SNF located in Tybee Island, Georgia (the “Savannah Beach Facility”); and (iii) a 131-bed SNF located in Jeffersonville, Georgia (the “Jeffersonville Facility”).

Effective October 1, 2021, per the Peach Management Agreement, under which Peach Health provides management consulting services for the Tara Facility, which the Company now operates, Regional will pay Peach Health for the first six months: (i) a monthly management fee equal to 4% of the Adjusted Net Revenues (as defined in the Peach Management Agreement) of the Tara Facility with a monthly minimum of $35,000; (ii) an  incentive fee of 1% of the Adjusted Net Revenues in the event that monthly EBITDAR (as defined in the Peach Management Agreement) is above $105,000; and (iii) an incentive fee of 13% of EBITDAR in the event that monthly EBITDAR is above $125,000. For months seven through the end of the Peach Management Agreement, Regional will pay Peach Health: (a) a monthly management fee equal to 3% of the Adjusted Net Revenues of the Tara Facility with a monthly minimum of $30,000; (b) an incentive fee of 1% of the Adjusted Net Revenues in the event that monthly EBITDAR is above $105,000; and (c) an incentive fee of 15% of EBITDAR in the event that monthly EBITDAR is above $125,000.  All incentive fees will be paid on a quarterly basis. The term of the Peach Management Agreement commences on October 1, 2021, and continues for 12 months thereafter, subject to earlier termination as provided in the Peach Management Agreement. The Peach Management Agreement also includes customary covenants, termination provisions and indemnification obligations. For further information on the Tara Facility performance see Note 9 – Segment Results.

In connection with the Peach Health Sublease, the Company extended a line of credit to Peach Health Sublessee for up to $1.0 million for operations at the Peach Facilities (the “Peach Line”), with an initial interest rate of 13.5% per annum, which increased by 1% per annum. The Peach Line had a maturity date one year from the date of the first disbursement and is secured by a first priority security interest in Peach Health Sublessee’s assets and accounts receivable (the “Peach Collateral”). On April 6, 2017, the Company modified certain terms of the Peach Line in connection with Peach Health Sublessee securing a $2.5 million revolving working capital loan from a third-party lender (the “Peach Working Capital Facility”), subsequently capped at $1.75 million, which matured on April 5, 2020. The Peach Working Capital Facility was secured by Peach Health Sublessee’s eligible accounts receivable, and all collections on the eligible accounts receivable were remitted to a lockbox controlled by the third-party lender and was guaranteed by the Company. Payment of principal and interest under the Peach Line was previously governed by certain financial covenants limiting distributions under the Peach Working Capital Facility.

The modifications of the Peach Line included: (i) reducing the loan balance to $0.8 million and restricting further borrowings; (ii) extending the maturity date to October 1, 2020, and adding a six-month extension option by Peach Health Sublessee, subject to certain conditions; (iii) increasing the interest rate from 13.5% per annum by 1% per annum; and (iv) establishing a four-year amortization schedule. During May 2020, Peach Health Sublessee, having fully repaid their Peach Working Capital Facility according to its terms, recommenced monthly required payments toward the Peach Line outstanding balance.

On August 27, 2020, the Company and the Peach Health Sublessee modified the Peach Line, pursuant to that certain Amended Promissory Note and the accompanying Agreement Regarding Lease and Note, each by and between the

Company and the Peach Health Sublessee to: (i) reduce the then $1.3 million outstanding balance under the Peach Line to approximately $0.5 million, in connection with which the Peach Health Sublessee paid to the Company $0.45 million in cash and the Company accepted $0.35 million non-cash payment for the Peach Health Sublessee assuming from the Company the Peach Facilities’ bed tax liability; (ii) extend the maturity date of the Peach Line to August 1, 2025; (iii) decrease the interest rate from 16.5% to 8% per annum; and (iv) Peach Health Sublessee  agrees not to pledge, hypothecate or grant a security interest in the Peach Collateral to any other party, other than their current arrangement with the SBA, without the Company’s prior written consent. The remaining balance under the Peach Line shall be paid by the Peach Health Sublessee to the Company in 60 equal monthly installments. As of December 31, 2021, in accordance with the Peach Line terms, 44 such installments remain.

During the year ended December 2019, the Company suspended revenue recognition on the Peach line interest income due pursuant to the subordination of the Peach Line to the Peach Health Sublessees Third-party Peach Working Capital Facility and upon the Peach Line modification on August 27, 2020, the Company recommenced interest income recognition.

As of December 31, 2021, and December 31, 2020, there was approximately $0.36 million and $0.44 million outstanding balance on the Peach Line, with approximately $0.1 million due in the next twelve months, respectively.

C.R. Management. The Company, through one of its subsidiaries Meadowood, owns the Meadowood Facility, which the Company leases to CRM. On December 14, 2021, CRM and the ADPH entered into two Consent Agreements (one for the ALF and one for the SCALF) pursuant to which CRM will no longer be permitted to operate or manage the Meadow Facility. On December 14, 2021, the State Board of Health for the State of Alabama issued final administrative Consent Orders with respect to the Consent Agreements. The Consent Agreements provide, among other things, that: (i) on or before March 1, 2022, a new entity or individual responsible for the operation and management of the Meadowood Facility shall be identified; (ii) on or before April 1, 2022, the operation and management of the Meadowood Facility shall be relinquished to an entity or individual approved and licensed by the ADPH to operate the Meadowood Facility, effective April 1, 2022 or on such earlier date as may be agreed upon with the ADPH; and (iii) by April 15, 2022, if a proposed entity or individual has not received a license to operate the Meadowood Facility, or if for other reasons the operation and management of the Meadowood Facility is not or cannot be relinquished to an entity or individual licensed by the ADPH to operate the Meadowood Facility, then the Meadowood Facility shall (a) on April 15, 2022, send a written notice of discharge to each resident or resident sponsor, and (b) provide for the safe and appropriate discharge of each resident, and close and cease all operation of the Meadowood Facility, on or before June 1, 2022.

The Company leases the Meadowood Facility to CRM pursuant to a long-term, triple net operating lease, executed May 1, 2017, which provides for: (i) a 13-year initial term with one five-year renewal option; (ii) base rent of $37,500 per month; (iii) a rental escalator of 2.0% per annum in the initial term and 2.5% per annum in the renewal term; and (v) a security deposit equal to one month of base rent. The Consent Orders constitute an event of default by CRM under the lease, and the Company intends to exercise all of its rights and remedies under the lease and applicable law, including the termination of the lease. The Meadowood Facility constituted approximately 3% of the Company’s anticipated annual revenue in 2021. The Company provides no assurance that we will find a suitable replacement tenant for the Meadowood Facility, or that if a suitable replacement tenant is found, the Company may not be able to lease under terms that are as favorable to us as those currently in place. If the Company takes over operations of the Meadowood Facility the Company would be exposed to absorbing any losses generated, which per the unaudited statement of operations for the year ended December 31, 2021, cash outflow could be in excess of $0.5 million per year.

Future Minimum Lease Receivables

Future minimum lease receivables for the year ended of December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000's)
2022	$13,025
2023	14,973
2024	14,785
2025	13,178
2026	11,906
Thereafter	19,065
Total	$86,932

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

		Initial Lease Term
		Commencement	Expiration	2022 Cash
Facility Name	Operator Affiliation (1)	Date	Date	Annual Rent
				(Thousands)
Owned
Eaglewood ALF	Aspire	12/1/2018	11/30/2028	$630
Eaglewood Care Center	Aspire	12/1/2018	11/30/2028	805
H&C of Greenfield	Aspire	12/1/2018	11/30/2023	336
Southland Healthcare	Beacon Health Management	11/1/2014	10/31/2024	1,009
The Pavilion Care Center	Aspire	12/1/2018	11/30/2028	336
Autumn Breeze	C.R. Management	9/30/2015	9/30/2025	939
Coosa Valley Health Care	C.R. Management	12/1/2014	8/31/2030	1,046
Glenvue H&R	C.R. Management	7/1/2015	6/30/2025	1,382
Meadowood (2)	C.R. Management	5/1/2017	3/31/2022	—
Georgetown Health	Symmetry Healthcare	4/1/2015	3/31/2030	358
Mountain Trace Rehab	Vero Health Management	3/1/2019	2/28/2029	515
Sumter Valley Nursing	Symmetry Healthcare	4/1/2015	3/31/2030	662
Subtotal Owned Facilities (12)				$8,018
Leased
Covington Care	Aspire	12/1/2018	11/30/2028	$805
Lumber City	Beacon Health Management	11/1/2014	8/31/2027	983
LaGrange	C.R. Management	4/1/2015	8/31/2027	1,209
Thomasville N&R	C.R. Management	7/1/2014	8/31/2027	380
Jeffersonville	Peach Health	6/18/2016	8/31/2027	794
Oceanside	Peach Health	7/13/2016	8/31/2027	540
Savannah Beach	Peach Health	7/13/2016	8/31/2027	296
Powder Springs (3)	Empire	1/1/2021	8/1/2027	—
Tara (3)(4)	Regional Health Properties			—
Subtotal Leased Facilities (9)				$5,007
Total (21)				$13,025

(1)	Represents the number of facilities which are leased or subleased to separate tenants, which tenants are affiliates of the entity named in the table above.
(2)	On December 14, 2021, CRM and the ADPH entered into two Consent Agreements (one for the ALF and one for the SCALF) pursuant to which CRM will no longer be permitted to operate or manage the Meadowood

Facility after April 1, 2022. The Company must either find a replacement tenant, operate the facility, or discharge all the residents on or before June 1, 2022.
(3)	Indicates facilities that were leased to affiliates of Wellington until 12:01 a.m. on January 1, 2021. The base rent will equal 80% of the operators Adjusted EBITDAR.
(4)

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

Our leases and subleases are leased by facility with tenants that are separate legal entities affiliated with the above operators. All facilities are SNFs except for Eaglewood ALF and Meadowood, which are assisted living facilities. All facilities, except for the Tara Facility under our operation since January 1, 2021, have renewal provisions of one term of five years except Mountain Trace Rehab, Sumter Valley Nursing, Covington Care, Pavilion Care Center, Eaglewood ALF, Eaglewood Care Center, Powder Springs and Georgetown Health, which have two renewal terms with each being five years and H&C of Greenfield, which has three renewal terms with each being five years. Other than the lease for the Powder Springs Facility, the leases also contain standard rent escalations that range from 1.0% to 3.0% annually.

NOTE 7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
Amounts in (000's)	2021	2020
Accrued employee benefits and payroll related	$343	$218
Real estate and other taxes (1)	1,391	491
Self-insured reserve (2)	162	183
Accrued interest	206	424
Unearned rental revenue	192	41
Medicaid overpayment - Healthcare Services	1,529	—
Other accrued expenses	1,164	868
Total	$4,987	$2,225

(1)

Includes approximately $0.7 million of bed taxes in arrears related to the Wellington Transition and approximately $0.3 million bed tax accrual for the twelve months ended December 31, 2021 for the Healthcare Services segment.

(2)

The Company self-insures against professional and general liability cases incurred prior to the Transition and uses a third-party administrator and outside counsel to manage and defend the claims (see Note 14 - Commitments and Contingencies)

NOTE 8. NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consists of the following:

	December 31,
Amounts in (000's)	2021	2020
Senior debt—guaranteed by HUD	$30,178	$31,104
Senior debt—guaranteed by USDA (a)	7,824	13,139
Senior debt—guaranteed by SBA (b)	602	628
Senior debt—bonds	6,379	6,500
Senior debt—other mortgage indebtedness	8,601	3,631
Other debt	594	822
Sub Total	54,178	55,824
Deferred financing costs	(1,177)	(1,250)
Unamortized discounts on bonds	(125)	(135)
Notes payable and other debt	$52,876	$54,439

(a)	U.S. Department of Agriculture (“USDA”)
(b)	U.S. Small Business Administration (“SBA”)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		December 31, 2021	December 31, 2020
Senior debt - guaranteed by HUD (b)
The Pavilion Care Center	Lument Capital	12/01/2027	Fixed	4.16%	$862	$986
Hearth and Care of Greenfield	Lument Capital	08/01/2038	Fixed	4.20%	1,845	1,920
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	4,836	4,968
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	7,509	7,712
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	6,528	6,705
Georgetown	Midland State Bank	10/01/2046	Fixed	2.98%	3,305	3,394
Sumter Valley	Key Bank	01/01/2047	Fixed	3.70%	5,293	5,419
Total					$30,178	$31,104
Senior debt - guaranteed by USDA (c)
Coosa (d) (h)	Metro City	09/30/2035	Prime + 1.50%	5.50%	$—	$5,149
Mountain Trace (e)	Community B&T	12/24/2036	Prime + 1.75%	5.75%	3,835	3,972
Southland (f)	Cadence Bank, NA	07/27/2036	Prime + 1.50%	6.00%	3,989	4,018
Total					$7,824	$13,139
Senior debt - guaranteed by SBA (g)
Southland	Cadence Bank, NA	07/27/2036	Prime + 2.25%	5.50%	$602	$628
Total					$602	$628

(a)

Represents interest rates as of December 31, 2021 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from 0.09% to 0.53% per annum.

(b)

For the seven SNF’s, the Company has term loans insured 100% by HUD with financial institutions. The loans are secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the underlying facility. The loans contain customary events of default, including fraud or material misrepresentations or material omission, the commencement of a forfeiture action or proceeding, failure to make required payments, and failure to perform or comply with certain agreements. Upon the occurrence of certain events of default, the lenders may, after receiving the prior written approval of HUD, terminate the loans and all amounts under the loans will become immediately due and payable. In connection with entering into loans, the facilities entered into a healthcare regulatory agreement and a promissory note, each containing customary terms and conditions.

(c)

For the two SNF’s, the Company has term loans with financial institutions, which are insured 70% to 80% by the USDA. The loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 1% through 2020, capped at 1% for the remainder of the first 10 years of the term and 0% thereafter.

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

(g)

For one SNF, commonly known as Southland, the Company has a term loan with a financial institution, which is insured 75% by the SBA. The SBA funded two monthly debt payments during the three months ended March 31, 2021 and six payments commencing on March 1, 2020 and ending on August 1, 2020.

(h)	On September 30, 2021, the Company refinanced the MCB Coosa Loan secured by the Coosa Facility, see “Senior debt – other mortgage indebtdness” below.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		December 31, 2021	December 31, 2020
Senior debt - bonds (b)
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,379	$6,379
Eaglewood Bonds Series B (c)	City of Springfield, Ohio	05/01/2021	Fixed	8.50%	—	121
Total					$6,379	$6,500

(a)

Represents interest rates as of December 31, 2021 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of approximately 0.10% per annum.

(b)

In April 2012, a wholly-owned subsidiary of the Company entered into a loan agreement with the City of Springfield, Ohio pursuant to which City of Springfield lent to such subsidiary the proceeds from the sale of City of Springfield’s Series 2012 Bonds. The Series 2012 Bonds consisted of $6.6 million in Series 2012A First Mortgage Revenue Bonds and $0.6 million in Taxable Series 2012B First Mortgage Revenue Bonds. The bonds are secured by the Company’s assisted living facility located in Springfield, Ohio known as Eaglewood Village and guaranteed by Regional. There is an original issue discount of $0.3 million related to this loan.

(c)

On May 3, 2021, in accordance with the terms of The City of Springfield, Ohio First Mortgage Revenue Series 2012 B Bonds, the Company fully repaid approximately $0.1 million in outstanding principal and interest.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		December 31, 2021	December 31, 2020
Senior debt - other mortgage indebtedness
Meadowood (b)	Exchange Bank of Alabama	10/01/2026	Fixed	4.50%	$3,478	$3,631
Coosa (c)	Exchange Bank of Alabama	10/10/2026	Fixed	3.95%	5,123	—
Total					$8,601	$3,631

(a)	Represents interest rates as of December 31, 2021 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.34% per annum.
(b)

On October 1, 2021, the Exchange Bank of Alabama and the Company extended the maturity date of the Meadowood Credit Facility; which is secured by the Meadowood Facility and the assets of Coosa, and which is guaranteed by Regional Health Properties, Inc., from May 1, 2022 to October 1, 2026.

(c)

On September 30, 2021, the Company refinanced the MCB Coosa Loan secured by the Coosa Facility, incurring approximately $0.1 million in new fees. The Coosa Credit Facility, guaranteed by Regional Health Properties, Inc. includes customary terms, including events of default with an associated annual 5% default interest rate, and is secured by the Coosa Facility and the assets of Meadowood. Upon the occurrence of certain events of default, the lenders may terminate the Coosa Credit Facility and the Meadowood Credit Facility, and all amounts due under both credit facilities will become immediately due and payable. The Coosa Credit Facility has prepayment penalties of 5% in the 1st year, 4% in the 2nd year and 1% thereafter.

(Amounts in 000’s)
Lender	Maturity	Interest Rate		December 31, 2021	December 31, 2020
Other debt
First Insurance Funding (a)	03/01/2022	Fixed	3.63%	$99	$94
KeyBank (b)	08/25/2023	Fixed	0.00%	495	495
FountainHead Commercial Capital - PPP Loan (c)	04/16/2022	Fixed	1.00%	—	229
Marlin Covington Finance	3/11/2021	Fixed	20.17%	—	4
Total				$594	$822

(a)	Annual Insurance financing primarily for the Company’s directors’ and officers’ insurance.
(b)	On August 17, 2021, Key Bank and the Company extended the maturity date from August 25, 2021 to August 25, 2023.
(c)	On August 13, 2021, we received notification that the PPP Loan was forgiven by the SBA on July 9, 2021.

Debt Covenant Compliance

As of December 31, 2021, the Company had approximately 15 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

At December 31, 2021, the Company was in compliance with the various financial and administrative covenants related to all of the Company’s credit facilities

Scheduled Minimum Debt Principal payments and Maturity payments

The schedule below summarizes the scheduled gross minimum principal payments and maturity payments as of December 31, 2021 for each of the next five years and thereafter.

Amounts in (000's)
2022	$1,870
2023	2,352
2024	1,942
2025	2,035
2026	8,910
Thereafter	37,069
Subtotal	54,178
Less: unamortized discounts on bonds	(125)
Less: deferred financing costs	(1,177)
Total notes and other debt	$52,876

NOTE 9. SEGMENT RESULTS

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

The table below presents the results of operations for our reporting segments for the periods presented.

	For the Twelve Months Ended December 31,
	2021	2021	2021	2020
(Amounts in 000’s)	Real Estate Services	Healthcare Services	Total	Real Estate Services
Revenues:
Patient care revenues, net	$—	$9,485	$9,485	$—
Rental revenues	16,093	—	16,093	16,325
Management fees	1,021	—	1,021	1,001
Other revenues	91	—	91	253
Total revenues	17,205	9,485	26,690	17,579
Expenses:
Patient care expense	—	9,243	9,243	—
Facility rent expense	5,274	1,190	6,464	6,558
Cost of management fees	672	—	672	675
Depreciation and amortization	2,575	16	2,591	2,894
General and administrative expense	3,401	503	3,904	3,373
Doubtful accounts (recovery) expense	(4)	260	256	925
Other operating expenses	924	58	982	860
Total expenses	12,842	11,270	24,112	15,285
Income (loss) from operations	4,363	(1,785)	2,578	2,294
Other expense (income):
Interest expense, net	2,653	16	2,669	2,777
Gain on extinguishment of debt	(146)	—	(146)	—
Other expense	1,192	—	1,192	121
Total other expense, net	3,699	16	3,715	2,898
Income (loss) from continuing operations before income taxes	664	(1,801)	(1,137)	(604)
Income (loss) from continuing operations	664	(1,801)	(1,137)	(604)
Loss from discontinued operations, net of tax	(45)	—	(45)	(84)
Net income (loss)	$619	$(1,801)	$(1,182)	$(688)

Total assets for the Real Estate Services segment and Healthcare Services segment were $103.2 million and $2.5 million respectively, as of December 31, 2021. The Healthcare Services segment includes the $1.5 million Medicaid overpayment and is recorded in “Cash” in the Company’s consolidated balance sheets as of December 31, 2021.

NOTE 10. DISCONTINUED OPERATIONS

Disposition of Facility Operations

Historically, the Company’s business has focused primarily on owning and operating SNFs and managing such facilities for unaffiliated owners with whom the Company has management contracts. In July 2014, the Board approved and commenced the Transition, pursuant to which the Company: (i) leased to third-party operators all of the healthcare properties which the Company owns and previously operated; (ii) subleased to third-party operators all of the healthcare properties which the Company leases (but does not own) and previously operated; and (iii) retained a management agreement to manage two SNFs and one independent living facility for third parties. The Transition was completed in December 2015.

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

The following table summarizes the activity of discontinued operations for the years ended December 31, 2021 and 2020:

	Year Ending December 31,
(Amounts in 000’s)	2021	2020
Recoveries	$74	$63
Other expense, net	(119)	(147)
Net loss	$(45)	$(84)

The Company’s major classes of discontinued operation’s assets and liabilities included within the Company’s consolidated balance sheets at December 31, 2021 and December 31, 2020, respectively are: (i) “Accounts payable” of $2.3 million and $2.6 million; and (ii) “Accrued expenses” of $0.6 million and $0.7 million.

NOTE 11. COMMON AND PREFERRED STOCK

Common Stock

There were no dividends declared or paid on the common stock during the twelve months ended December 31, 2021 and for the twelve months ended December 31, 2020.

Preferred Stock

As of December 31, 2021, the Company had 2,811,535 shares of the Series A Preferred Stock issued and outstanding. The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to the redemption date.

No dividends were declared or paid on the Series A Preferred Stock for the twelve months ended December 31, 2021 and for the twelve months ended December 31, 2020.

Holders of the Series A Preferred Stock generally have no voting rights but have limited voting rights under certain circumstances, as described in the Charter. The Company is required to redeem the Series A Preferred Stock following a “Change of Control,” as defined in the Charter.

Dividends

The following table summarizes the preferred stock dividends in arrears at December 31, 2021:

	Date paid / Arrears date	Dividends Per Share	Dividend Arrears (in 000's)
Preferred Stock Dividends:
	12/31/2017	$0.68	$1,912
For the year ended December 31, 2017		$0.68	$1,912
	3/31/2018	$0.68	$1,912
	6/30/2018	0.68	1,912
	9/30/2018	0.68	1,912
	12/31/2018	0.80	2,249
For the year ended December 31, 2018		$2.84	$7,985
	3/31/2019	$0.80	$2,250
	6/30/2019	0.80	2,249
	9/30/2019	0.80	2,249
	12/31/2019	0.80	2,249
For the year ended December 31, 2019		$3.20	$8,997
	3/31/2020	$0.80	$2,250
	6/30/2020	0.80	2,249
	9/30/2020	0.80	2,249
	12/31/2020	0.80	2,249
For the year ended December 31, 2020		$3.20	$8,997
	3/31/2021	$0.80	$2,250
	6/30/2021	0.80	2,249
	9/30/2021	0.80	2,249
	12/31/2021	0.80	2,249
For the year ended December 31, 2021		$3.20	$8,997
Cumulative Total Outstanding			$36,888

*

The Board has suspended payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Such dividend suspension does not trigger a default under the Company’s outstanding indebtedness.

As of December 31, 2021, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has approximately $36.9 million of undeclared preferred stock dividends in arrears.  Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company legally available for the payment of distributions, cumulative preferential cash dividends at an annual rate equal to 10.875% of the $25.00 per share stated liquidation preference of the Series A Preferred Stock, which is equivalent to an annual rate of $2.72 per share. Dividends on the Series A Preferred Stock are payable quarterly in arrears, on March 31, June 30, September 30, and December 31, of each year, unless suspended by the Board. On June 8, 2018, the Board determined to continue suspension of the payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Under the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock shall continue to accrue and accumulate regardless of whether such dividends are declared by the Board.  As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for four dividends periods: (i) the annual dividend rate on the Series A Preferred Stock has increased to 12.875% ,which is equivalent to an annual rate of approximately $3.20, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash; and (ii) the holders of the Series A Preferred Stock are entitled to vote, as a single class, for the election of two additional directors to serve on the Board, as further described in the amended and restated articles of incorporation of the Company, otherwise referred to as the Charter.

NOTE 12. STOCK BASED COMPENSATION

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

The 2020 Plan replaces the AdCare Health Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Plan”), which was assumed by Regional Health pursuant to the Merger. The 2011 Plan which was originally due to expire on March 28, 2021 and provided for a maximum of 168,950 shares of common stock to be issued. No additional awards may be granted under the 2011 Plan. As of December 31, 2021, the number of securities remaining available for future issuance under the 2020 Plan is 163,000.

The shares of common stock underlying any awards granted under the 2020 Plan or the 2011 Plan that are forfeited, canceled, or otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2020 Plan. However, shares: (i) tendered or held back upon exercise of a stock option or other award under the 2020 Plan to cover the exercise price or tax withholding; or (ii) subject to a stock appreciation right that are not issued in connection with the stock settlement of the stock appreciation right upon exercise thereof, will not be added back to the shares of common stock available for issuance under the 2020 Plan.  Shares of common stock repurchased by the Company on the open market or shares of common stock withheld upon vesting of restricted common stock to satisfy the Company’s tax withholding obligation will not be added back to the shares of common stock available for issuance under the 2020 Plan.

The following table summarizes employee and nonemployee stock-based compensation for the years ended December 31, 2021 and 2020:

	Year Ending December 31,
Amounts in (000's)	2021	2020
Employee compensation:
Restricted stock	$481	$—
Total employee stock-based compensation expense	$481	$—
Non-employee compensation:
Restricted stock	$—	$49
Total non-employee stock-based compensation expense	$—	$49
Total stock-based compensation expense	$481	$49

Common Stock Options

The following summarizes the Company’s employee and non-employee stock option activity for the years ended December 31, 2021 and 2020:

	Number of Options (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (000's) (a)
Outstanding and vested at December 31, 2019	15	$47.77	4.4	$—
Expired	(2)	$49.73	—
Outstanding and vested at December 31, 2020	13	$47.53	3.5	$—
Outstanding and vested at December 31, 2021	13	$47.53	2.5	$—

(a)	Represents the aggregate gain on exercise for vested in-the-money options.

No stock options were granted during the years ended December 31, 2021 and December 31, 2020. At December 31, 2021, the Company has no unrecognized compensation expense related to options.

The following summary information reflects stock options outstanding, vested, and related details as of December 31, 2021:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Exercisable (000's)	Weighted Average Exercise Price
$15.72 - $47.99	9	2.9	$46.81	9	$46.81
$48.00 - $51.60	4	1.8	$48.96	4	$48.96
Total	13	2.5	$47.53	13	$47.53

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

The following summarizes the Company’s employee and non-employee common stock warrant activity for the years ended December 31, 2021 and 2020:

	Number of Warrants (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (000's) (a)
Outstanding and vested at December 31, 2019	58	$52.09	4.0	$—
Outstanding and vested at December 31, 2020	58	$52.09	3.0	$—
Expired	(15)	$50.28	—	$—
Outstanding and vested at December 31, 2021	43	$52.71	2.6	$—

(a)	Represents the aggregate gain on exercise for vested in-the-money warrants.

No warrants were granted during the years ended December 31, 2021 and December 31, 2020. The Company has no  unrecognized compensation expense related to common stock warrants as of December 31, 2021.

The following summary information reflects warrants outstanding, vested, and related details as of December 31, 2021:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Exercisable (000's)	Weighted Average Exercise Price
$36.00 - $47.99	5	1.1	$45.92	5	$45.92
$48.00 - $59.99	36	2.9	$52.67	36	$52.67
$60.00 - $70.80	2	1.4	$70.80	2	$70.80
Total	43	2.6	$52.71	43	$52.71

Restricted Stock

The following summarizes the Company’s restricted stock activity for the years ended December 31, 2021 and 2020:

	Number of Shares (000's)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	29	$4.63
Vested	(15)	$5.53
Unvested at December 31, 2020	14	$3.60
Granted	87	$13.01
Vested	(22)	$7.18
Unvested at December 31, 2021	79	$12.99

The remaining unvested shares at December 31, 2020 vested on January 1, 2021, resulting in minimal compensation expense related to the final vesting of the restricted stock awards during the three months ended March 31, 2021.

For restricted stock unvested at December 31, 2021, approximately $0.7 million in compensation expense will be recognized over the next 1.8 years.

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

As of December 31, 2021, all of the Company’s facilities leased and subleased to third-party operators and managed for third-parties or operated by the Company are certified by CMS and are operational, however on December 14, 2021, the State Board of Health for the State of Alabama issued final administrative Consent Orders with respect to the Consent Agreements that on or before April 1, 2022, the operation and management of the Meadowood Facility, currently leased to an affiliate of C.R. Management shall be relinquished to an entity or individual approved and licensed by the Department to operate the Facility. For further information see Note 6 - Leases.

The Company believes that it is in compliance in all material respects with all applicable laws and regulations.

Legal Matters

The Company is party to various legal actions and administrative proceedings and is subject to various claims arising in the ordinary course of business, including claims that the services the Company provided during the time prior to the Transition, when it’s focus was operating SNFs, resulted in injury or death to the residents of the Company’s facilities and claims related to employment, staffing requirements and commercial matters. Although the Company intends to vigorously defend itself in these matters, there is no assurance that the outcomes of these matters will not have a material adverse effect on the Company’s business, results of operations and financial condition.

As of December 31, 2021, the Company previously operated, and the Company’s tenants now operate, in an industry that is extremely regulated. As such, in the ordinary course of business, the Company’s tenants are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition, the Company believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations against or involving the Company, for the Company’s prior operations, or the Company’s tenants, whether currently asserted or arising in the future, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Professional and General Liability Claims

As of December 31, 2021, the Company is a defendant in a total of 15 professional and general liability actions, two of which were dismissed in January 2022. The Company has one legacy action from prior to the Transition, one action related to an overtime claim and is a named party in 13 actions related directly to patient care that our current or prior tenants provided to their patients, subsequent to December 31, 2021, the Company was named in an additional one action related directly to patient care that one of our tenants provided to their patient. For further information, see below and Note 16 – Subsequent Events.

Claims on behalf of the Company’s Former Patients Prior to the Transition

As of December 31, 2021, and December 31, 2020, the Company is a defendant in one professional and general liability action commenced on behalf of one of our former patients who received care at one of our facilities prior to the Transition. The plaintiff in this action alleges negligence due to failure to provide adequate and competent staff resulting in injuries, pain and suffering, mental anguish and malnutrition and seeks unspecified actual and compensatory damages, and unspecified punitive damages. This action is covered by insurance, except that any punitive damages awarded would be excluded from coverage.

During the twelve months ended December 31, 2021, no professional and general liability actions related to the Company’s former patients prior to the Transition were filed against the Company.

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

Claims on behalf of the Company’s Prior or Current Tenant’s Former Patients after the Transition

As of December 31, 2021, the Company is a defendant in an aggregate of 13 professional and general liability actions which set forth claims relating to time periods after the Transition, on behalf of former patients of our current or prior tenants, two of which were dismissed in January 2022, see Note 16 – Subsequent Events. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing at the applicable facility operated by our tenants. These actions on behalf of former patients of our current or prior tenants all relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator (and of which four such actions relate to events which occurred after the Company sold such facilities) and are subject to such operators’ indemnification obligations in favor of the Company. There is no assurance that our tenants will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.

During the twelve months ended December 31, 2021, the following professional and general liability action (included in the 13 actions mentioned above) related to our current or former tenant’s former patients were filed against the Company.

•

On October 4, 2021, a medical negligence and wrongful death action was filed in the State Court of Gwinnett County, Georgia, by Bonnie L. Aquilino, Traci R. Randall, and Judy W. Sturgess against Wellington, other legal entities unaffiliated with the Company, the Company, and the Company’s Chief Executive Officer, on behalf of, and alleging the wrongful death and medical negligence of, a patient at the facility known as Thunderbolt Transitional Care and Rehabilitation. During the patient’s dates of service, the facility was subleased to Wellington (a third-party operator) by the Company and such facility was operated by Wellington. The plaintiff was seeking an amount in excess of $10,000 for professional malpractice and an unspecified amount for the full value of the life of the patient and other compensatory damages to be determined by jury trial. The Company is indemnified by Wellington in this action. On January 10, 2022, the State Court of Gwinnett County granted our motion to dismiss the Company and the Company’s Chief Executive Officer from this action, see Note 16 – Subsequent Events.

As of December 31, 2020, the Company was a defendant in an aggregate of 13 professional and general liability actions which set forth claims relating to time periods after the Transition, on behalf of former patients of our current or prior tenants (including the actions filed during the twelve months ended December 31, 2020, which are described below).

During the twelve months ended December 31, 2020, the following professional and general liability actions related to our current or former tenant’s former patients were filed against the Company.

•

On July 27, 2020, a wrongful death action was filed in the State Court of Chatham County, Georgia, by Jerold Kaplan against affiliates of Peach Health and the Company, on behalf of, and alleging the wrongful death of a patient at the facility known as Oceanside Health and Rehab, which is operated by an affiliate of Peach Health. The plaintiff is seeking an amount in excess of $10,000 for pain and suffering and damages and an unspecified amount of punitive damages. The Company was indemnified by affiliates of Peach Health in this action. On January 13, 2022, this case was dismissed with prejudice.

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

Other Legal Matters

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

Self-Insurance Reserve

The Company maintains insurance for professional and general liability claims for its Healthcare Services segment, which includes the Tara Facility or any other facility, such as the Meadowood Facility which the Company is likely to operate, however for claims prior to January 1, 2020, the Company is self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the Transition. The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses” in the Company’s audited consolidated balance sheets of $0.2 million and $0.2 million at December 31, 2021, and December 31, 2020, respectively. Additionally at December 31, 2021 and December 31,

2020, approximately $0.1 million and $0.1 million was reserved for settlement amounts in “Accounts payable” in the Company’s audited consolidated balance sheets.

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

In evaluating the adequacy of the self-insurance reserve in connection with the preparation of the Company’s financial statements for the year ended December 31, 2021, the Company also considered: (i) the change in the number of pending actions since December 31, 2020; (ii) the outcome of initial mediation sessions and the status of settlement negotiations; and (iii) defense counsel’s evaluation of estimated legal costs and other expenses if the pending actions were to be litigated to final judgment.

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

NOTE 15. INCOME TAXES

There was no provision for income taxes attributable to continuing or discontinued operations for the years ended December 31, 2021 and 2020.

At December 31, 2021 and 2020, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(Amounts in 000's)	2021	2020
Net deferred tax asset (liability):
Allowance for doubtful accounts	$44	$301
Accrued expenses	143	684
Right of use asset	7,919	—
Right of use liability	(7,388)	—
Net operating loss carry forwards	18,253	17,927
Property, equipment & intangibles	(2,998)	(2,712)
Stock based compensation	209	210
Self-Insurance Reserve	40	46
Interest Expense - Limited under 163(j)	2,300	1,868
Total deferred tax assets	18,522	18,324
Valuation allowance	(18,522)	(18,324)
Net deferred tax liability	$—	$—

The items accounting for the differences between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Year Ended December 31,
	2021	2020
Federal income tax at statutory rate	21.0%	21.0%
State and local taxes	(2.6)%	(38.7)%
Nondeductible expenses	(1.7)%	0.1%
Change in valuation allowance	(16.7)%	23.9%
Deferred Tax Adjustments - NOL Expirations	—%	(6.3)%
Effective tax rate	—%	—%

As of December 31, 2021, the Company had consolidated federal NOL carry forwards of $78.9 million. As a result of the Tax Reform Act, approximately $13.6 million of NOL’s generated in 2018 and after do not expire and are currently offset by a full valuation allowance. The NOLs generated before December 31, 2018, which amount to $65.3 million begin to expire in 2022 through 2037 and currently are offset by a full valuation allowance. As of December 31, 2021, the Company had consolidated state NOL carry forwards of $39.5 million. These NOLs begin to expire in 2022 through 2041 and currently are offset by a full valuation allowance.

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

The Company files federal, state and local income tax returns in the U.S. The Company is generally no longer subject to income tax examinations for years prior to fiscal 2018.

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. The following is a summary of the material subsequent events.

Dismissed Claims on behalf of the Company’s Prior or Current Tenant’s Former Patients after the Transition

On January 13, 2022, the following action was dismissed with prejudice.

•

On July 27, 2020, a wrongful death action was filed in the State Court of Chatham County, Georgia, by Jerold Kaplan against affiliates of Peach Health and the Company, on behalf of, and alleging the wrongful death of a patient at the facility known as Oceanside Health and Rehab, which is operated by an affiliate of Peach Health. The plaintiff is seeking an amount in excess of $10,000 for pain and suffering and damages and an unspecified amount of punitive damages. The Company was indemnified by affiliates of Peach Health in this action. On January 13, 2022, this action was dismissed with prejudice.

On January 10, 2022, the State Court of Gwinnett County granted our motion to dismiss the Company and the Company’s Chief Executive Officer from the following action.

•

On October 4, 2021, a medical negligence and wrongful death action was filed in the State Court of Gwinnett County, Georgia, by Bonnie L. Aquilino, Traci R. Randall, and Judy W. Sturgess against Wellington, other legal entities unaffiliated with the Company, the Company, and the Company’s Chief

Executive Officer, on behalf of, and alleging the wrongful death and medical negligence of, a patient at the facility known as Thunderbolt Transitional Care and Rehabilitation. During the patient’s dates of service, the facility was subleased to Wellington (a third-party operator) by the Company and such facility was operated by Wellington. The plaintiff was seeking an amount in excess of $10,000 for professional malpractice and an unspecified amount for the full value of the life of the patient and other compensatory damages to be determined by jury trial. The Company is indemnified by Wellington in this action. On January 10, 2022, the State Court of Gwinnett County granted our motion to dismiss the Company and the Company’s Chief Executive Officer from this action.

Claims on behalf of the Company’s Prior or Current Tenant’s Former Patients after the Transition

•

On February 8, 2022, a negligence action was filed in the State of South Carolina, County of Sumter, in the Court of Common Pleas for the Third Judicial Circuit, by Ronald and Sarah Ross against affiliates of Symmetry and the Company, on behalf of, and alleging the wrongful sexual assault of a patient at the facility known as Blue Ridge of Sumter, which is operated by an affiliate of Symmetry Healthcare. The plaintiff is seeking an unspecified amount actual damages, consequential damages, and punitive damages to be decided by Jury trial. The Company is indemnified by affiliates of Symmetry Healthcare in this action. The Company believes that this action lacks merit against the Company and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in this action.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this evaluation, management used the framework and criteria set forth in the report entitled Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.  Based on this evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Item 10.    Directors, Executive Officers and Corporate Governance

Information About our Executive Officers

The following table sets forth certain information with respect to our executive officers and directors.

Name	Age	Position
Brent Morrison	46	Chief Executive Officer, President and Director
Benjamin A. Waites	60	Chief Financial Officer and Vice President
Michael J. Fox	44	Director
Kenneth W. Taylor	61	Director
David A. Tenwick	84	Director

Directors are elected at each of the Company’s annual meeting of shareholders to serve until the Company’s next annual meeting of shareholders.  The terms of the Company’s current directors expire at the Company’s 2022 annual meeting of shareholders. Executive officers serve at the discretion of the Board. See Part III, Item 11, “Executive Compensation Arrangements” of this Annual Report for more information.

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

Benjamin A. Waites.  Mr. Waites has served as the Company’s Chief Financial Officer and Vice President since September 8, 2020. From June 2010 to May 2020, Mr. Waites served as Vice President of Finance and Assistant Treasurer for Cajun Operating Company, Inc., the franchisor and operator of over 1,600 restaurant locations.  From April 2008 to June 2010, Mr. Waites previously served as Chief Accounting Officer of Lavie Healthcare, operator of 125 skilled nursing and rehabilitation centers, and RARE Hospitality, operator of LongHorn Steakhouse and The Capital Grille from 1997 to 2008. In these positions, Mr. Waites developed and led financial teams that supported domestic and international growth platforms and was instrumental in a variety of strategic and capital transactions.  He started his career in public accounting, with positions in both the Entrepreneurial Services Group and Audit department of Ernst & Young.  Mr. Waites graduated from Harding University and is a Georgia certified public accountant.

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

Kenneth W. Taylor. Mr. Taylor has served as a director since February 2018. Mr. Taylor is the Chief Financial Officer of Construction Forms Inc. an H.I.G. Capital portfolio company and a leading supplier of concrete pumping and industrial processing since February 2022. From March 2019 to January 2022, Mr. Taylor served as the Chief Financial Officer of H-E Parts International, a division of Hitachi Ltd and a leading supplier of parts, re-manufactured components and equipment to the global mining, heavy construction and energy industries, since March 2019. Previously, Mr. Taylor served as Chief Operations Officer and Chief Financial Officer for Cellairis, a leading supplier of mobile device accessories and repair services through 500 domestic and international franchisee operated company-leased stores since June 2012. Previously, Mr. Taylor served as Chief Operation Officer and Chief Financial Officer, for Anisa International, Inc., a leading manufacturer of cosmetic brushes, from 2009 to 2012, as Chief Financial Officer for InComm Holdings, Inc., a leading supplier of prepaid and gift cards products and networks, from 2004 to 2009, as Chief Financial Officer for The Edge Flooring, a private equity-backed flooring startup manufacturer, from 2003 to 2004, Chief Financial Officer for Numerex Corporation , a leading supplier of IoT products and gateways, from 2002 to 2003, as Chief Financial Officer for Rodenstock NA, Inc., a startup ophthalmic lens manufacturer, from 2001 to 2002, as Corporate Controller for Scientific Games Corporation, a leading supplier of products and services to the global lottery industry, from 1987 to 2000. Since 2010, Mr. Taylor has also served as a director for Thanks Again, LLC, a leading supplier of loyalty and consumer engagement services to global airports. Mr. Taylor’s business and principal financial officer experience provide experience that the Board considers valuable.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of our common stock (the “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership with the SEC. Reporting Persons are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that the Reporting Persons complied with all Section 16(a) filing requirements since January 1, 2021.

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

Item 11.    Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation awarded to, paid to or earned by or accrued for our principal executive officer and our other most highly compensated executive officers whose total compensation exceeded $100,000 for the years ended December 31, 2021, and December 31, 2020 (collectively, our “named executive officers”):

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		All Other Compensation ($)		Total ($)
Brent Morrison*	2021	200,000	(1)	—	307,440	(2)	—		507,440
Chief Executive Officer, President and Director
(principal executive officer)	2020	180,000		—	—		29,892	(3)	209,892

Benjamin A. Waites**	2021	175,000		49,000	307,440	(4)	—		531,440
Chief Financial Officer and Vice President
(principal financial officer)	2020	54,665	(5)	—	—		—		54,665
(former principal accounting officer)
E. Clinton Cain***	2021	—		—	—		41,040	(6)	41,040
Former Interim Chief Financial Officer, Former Senior Vice President
and Former Chief Accounting Officer	2020	93,750	(7)	—	—		67,513	(8)	161,263

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

**Mr. Waites commenced serving as the Company’s Chief Financial Officer and Vice President (and principal financial officer) on September 8, 2020.

***Mr. Cain served as the Company’s Interim Chief Financial Officer (and principal financial and accounting officer) from October 18, 2017 until August 15, 2020.

(1)

Represents the amount of Mr. Morrison’s pro-rata annual salary of $220,000, paid to Mr. Morrison as an employee from July 1, 2021, through December 31, 2021 and pro-rata annual salary of $180,000, paid to Mr. Morrison as an employee from January 1, 2021 through June 30, 2021. See “Executive Compensation Arrangements” below.

(2)

Represents compensation paid to Mr. Morrison as an employee for the year ended December 31, 2021, in the form of a restricted stock grant of 24,000 shares of common stock, with a grant price of $12.81 per share which vests as to one-third of the shares on January 1, 2022, January 1, 2023 and January 1, 2024. See “Executive Compensation Arrangements” below.

(3)	Represents: $29,892 reimbursed for housing expenses in connection with his duties as Chief Executive Officer and President. See “Executive Compensation Arrangements” below.
(4)

Represents compensation paid to Mr. Waites as an employee for the year ended December 31, 2021, in the form of a restricted stock grant of 24,000 shares of common stock, with a grant price of $12.81 per share which vests as to one-third of the shares on January 1, 2022, January 1, 2023 and January 1, 2024.

(5)	Represents the amount of Mr. Waites’s pro-rata annual salary of $175,000, paid to Mr. Waites as an employee from September 8, 2020 through December 31, 2020.
(6)

Represents $41,040 non-employee consulting fees, earned in accordance with a consulting agreement, by Mr. Cain subsequent to August 15, 2020. See “Compensation Arrangements With Former Executive Officers below” below.

(7)	Represents the amount of Mr. Cain’s pro-rata annual salary of $150,000, paid to Mr. Cain as an employee from January 1, 2020 through August 15, 2020.
(8)

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

On July 1, 2021, the Company entered into an employment agreement with Brent Morrison, pursuant to which, among other things: (i) the Company will pay Mr. Morrison $220,000 per year, subject to increase by the Compensation Committee; (ii) Mr. Morrison will be eligible to earn an annual bonus based on achievement of performance goals established by the compensation committee of up to 125% of his base salary; and (iii) the Company will provide Mr. Morrison with such other benefits as other senior executives of the Company receive. Pursuant to the employment agreement, the Company will employ Mr. Morrison for an initial term of three years.

In connection with Mr. Morrison’s employment, the Company granted to Mr. Morrison on July 1, 2021, pursuant to the 2020 Plan (as defined below), 24,000 shares of the Company’s common stock, no par value per share, which vest as to one-third of the shares on each of January 1, 2022, January 1, 2023 and January 1, 2024. Pursuant to the employment agreement, the Company also granted to Mr. Morrison pursuant to the 2020 Plan: (i) on January 1, 2022, a restricted stock award of 24,000 shares of common stock, which will vest with respect to one-half of such shares on each of January 1, 2023 and January 1, 2024; (ii) on January 1, 2023, an option to purchase 24,000 shares of Common Stock, which will vest immediately on the grant date; and (iii) on January 1, 2024, an option to purchase 24,000 shares of common stock, which will vest immediately on the grant date. The exercise price per share for the common stock subject to each option shall equal the fair market value of a share of common stock on the respective dates of grant.

On December 16, 2020, at the 2020 Annual Meeting of Shareholders (the “2020 Annual Meeting”) of the Company, the Company’s shareholders approved the Regional Health Properties, Inc. 2020 Equity Incentive Plan (the “2020 Plan”). A description of the material terms of the 2020 Plan is set forth under “Proposal 2: Approval of the Regional Health Properties, Inc. 2020 Equity Incentive Plan” in the Company’s definitive proxy statement for the 2020

Annual Meeting, filed with the Securities and Exchange Commission on November 5, 2020 (the “2020 Proxy Statement”), which description is incorporated herein by reference. Such description is qualified in its entirety by reference to the 2020 Plan, a copy of which is filed as Appendix A to the 2020 Proxy Statement.

Upon termination of Mr. Morrison’s employment for any reason, the Company will pay Mr. Morrison: (i) unpaid salary earned through his termination date; (ii) any vacation time earned but not used as of his termination date in accordance with the Company’s policies; (iii) reimbursement, in accordance with the Company’s policies and procedures, for business expenses incurred but not yet paid as of his termination date; (iv) except in the case of termination for cause, any annual bonus for any completed fiscal year to the extent not yet paid and earned (all of the foregoing clauses (i) through (v), the “Accrued Obligations”, and (v) all other payments, benefits or fringe benefits under applicable law. If Mr. Morrison is terminated for cause, then the awards that were granted to but not yet vested or exercisable as of his termination date will be automatically forfeited.

If Mr. Morrison is terminated without cause, then (i) Mr. Morrison will be entitled to (a) the Accrued Obligations and (b) a severance payment equal to six months salary plus 100% bonus for any completed fiscal year to the extent earned but not paid, (ii) to the extent Mr. Morrison participates in Company health programs, the Company will pay an amount in cash, on a monthly basis, equal to the Company’s portion of the premiums for Mr. Morrison’s health plan benefits for a period of 12 months from his termination date, and (ii) the awards shall automatically accelerate so as to be fully vested as of his termination date. If Mr. Morrison is terminated without cause within one year of a change in control, the severance will be increased from six months salary to twelve months salary.

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

On July 1, 2021, pursuant to the 2020 Plan, the Company granted to Mr. Waites, a restricted stock award of 24,000 shares of common stock, which vest as to one-third of the shares on each of January 1, 2022, January 1, 2023 and January 1, 2024. The Company also granted to Mr. Waites pursuant to the 2020 Plan on January 1, 2022, an option to purchase 24,000 shares of common stock at an exercise price of $4.51 per share, which will vest with respect to one-half of such shares on each of January 1, 2023, and January 1, 2024.  The exercise price per share for the Common Stock subject to each option shall equal the fair market value of a share of common stock on the date of grant.

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

Outstanding Equity Awards at Fiscal Year-End Table

The Outstanding Equity Awards at Fiscal Year-End table below sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2021:

	OPTION AWARDS				STOCK AWARDS
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)— Unexercisable	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Award: Total Number of Unearned Shares, Units or Other Rights that have Not Vested		Equity Incentive Plan Award: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested
Brent Morrison, Chief Executive Officer, President and Director	4,323	—	$46.80	12/17/2024	24,000	(1)	$108,240
(principal executive officer)
Benjamin A. Waites 'Chief Financial Officer and Vice President	—	—	$—	—	24,000	(2)	$108,240
(principal financial officer)

(1)	Restricted shares vest on the following schedule: 12,000 shares on January 1, 2022, 12,000 shares on January 1, 2023, and 12,000 shares on January 1, 2024.
(2)	Restricted shares vest on the following schedule: 12,000 shares on January 1, 2022, 12,000 shares on January 1, 2023, and 12,000 shares on January 1, 2024.

Director Compensation

Director Compensation and Reimbursement Arrangements

On January 12, 2022, the Board and the Compensation Committee approved the Company’s director compensation plan for the year ending December 31, 2022. Pursuant to this plan, 2022 director fees for all directors (excluding Mr. Morrison), were set at $37,500 payable in cash in monthly payments of $3,125.

On March 10, 2021, the Board and the Compensation Committee approved the Company’s director compensation plan for the year ending December 31, 2021. Pursuant to this plan, 2021 director fees for all directors (excluding Mr. Morrison), were set at $24,000 payable in cash in monthly payments of $2,000.

In addition, each director also received, or will receive, a payment of $1,000 in cash for each in-person Board meeting and each in-person shareholder meeting attended during the year ended December 31, 2022 and ending December 31, 2021.  Directors are also reimbursed for travel and other out-of-pocket expenses in connection with their duties as directors.

Director Compensation Table

The following table sets forth information regarding compensation paid to our non-employee directors for the year ended December 31, 2021. Directors who are employed by us do not receive any compensation for their activities related to serving on the Board:

Name	Fees earned or paid in cash $	Stock awards $	All other compensation (1) $	Total $
Michael J. Fox	24,000	—	—	24,000
Kenneth W. Taylor	24,000	—	1,000	25,000
David A. Tenwick	24,000	—	—	24,000

(1)	The amounts set forth reflect amounts reimbursed for in person attendance of Board meetings and the associated other out-of-pocket expenses in connection with their duties as directors.

The number of outstanding exercisable and unexercisable options and warrants, and the number of unvested shares of restricted stock held by each of our non-employee directors as of December 31, 2021, are shown below:

	As of December 31, 2021
	Number of Shares Subject to Outstanding Options or Warrants		Number of Shares of Unvested
Director	Exercisable	Unexercisable	Restricted Stock
Michael J. Fox (1)	6,129	—	—
Kenneth W. Taylor	—	—	—
David A. Tenwick (2)	2,315	—	—

(1)

Includes: (i) options to purchase 1,806 shares of common stock, with an expiration date of January 1, 2024, at an exercise price of $48.72 per share; and (ii) options to purchase 4,323 shares of common stock, with an expiration date of December 17, 2024, at an exercise price of $46.80 per share.

(2)	Includes: (i) options to purchase 2,315 shares of common stock, with an expiration date of January 1, 2024, at an exercise price of $48.72 per share.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

The following table furnishes information, as of February 18, 2022, as to shares of the common stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of the common stock, (ii) each of our directors and our named executive officers identified in Part III, Item 11., “Executive Compensation - Summary Compensation Table” of this Annual Report; and (iii) our directors and executive officers as a group. As of February 18, 2022, there were 1,788,339 shares of common stock outstanding.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)		Percent of Outstanding Common Stock (3)
Directors and Named Executive Officers:
Michael J. Fox	84,122	(4)	4.7%
David A. Tenwick	30,300	(5)	1.7%
Brent Morrison	64,370	(6)	3.6%
Kenneth W. Taylor	9,562	(7)	*
Benjamin A. Waites	45,168	(8)	2.5%
E. Clinton Cain**	—		*
All Directors and Executive Officers as a Group:	233,522		12.8%

*	Less than one percent.
**	Mr. Cain ceased serving as the Company’s Interim Chief Financial Officer (and principal financial officer) on August 15, 2020.
(1)	The address for each of our directors and executive officers is c/o Regional Health Properties, Inc., 454 Satellite Boulevard NW, Suite 100, Suwanee, Georgia 30024.
(2)	Except as otherwise specified, each individual has sole and direct beneficial voting and dispositive power with respect to shares of the common stock indicated.
(3)	Percentage is calculated based on 1,788,339 shares of common stock outstanding as of February 18, 2022.
(4)

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

(5)	Includes: (i) 27,985 shares of common stock held by Mr. Tenwick; and (ii) options to purchase 2,315 shares of common stock at an exercise price of $48.72 per share.
(6)	Includes: (i) 60,047 shares of common stock held by Mr. Morrison; and (ii) options to purchase 4,323 shares of common stock held by Mr. Morrison at an exercise price of $46.80 per share.
(7)	Includes 9,562 shares of common stock held by Mr. Taylor.
(8)	Includes: (i) 21,168 shares of common stock held by Mr. Waites; and (ii) options to purchase 24,000 shares of common stock held by Mr. Waites at an exercise price of $4.51 per share.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2021, with respect to shares of the common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval. The information includes the number of shares covered by and the weighted average exercise price of outstanding options and warrants and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants	Weighted -Average Exercise Price of Outstanding Options, Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1))
Equity compensation plans approved by security holders (2)	13,406	$47.53	163,000
Equity compensation plans not approved by security holders (3)	42,969	$52.71
Total	56,375	$51.48	163,000

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

Approval of Related Party Transactions

The foregoing transaction was approved by the independent members of the Board without the related party having input with respect to the discussion of such approval. In addition, the Board believes that the foregoing transaction was necessary for the Company’s business and is on terms no less favorable to the Company than could be obtained from independent third parties. The Company’s policy requiring that independent directors approve any related party transaction is not evidenced by writing but has been the Company’s consistent practice.

Director Independence

The NYSE American listing standards for smaller reporting companies require that at least 50% of the members of a listed company’s Board qualify as “independent,” as defined under NYSE American rules and as affirmatively determined by the company’s Board. After review of all the relevant transactions and relationships between each director (and his family members) and the Company, senior management and our independent registered public accounting firm, the Board affirmatively determined that at all times during the year ended December 31, 2021, and through the date of filing this Annual Report, the following directors (while serving as such) were independent within the meaning of applicable NYSE American rules: Messrs. Fox, Tenwick and Taylor.

For purposes of determining the independence of Mr. Fox, the Board considered the Fox Agreement. See “Arrangements with Directors Regarding Election/Appointment” in Part III, Item 10.  - Directors, Executive Officers and Corporate Governance of this Annual Report.

Item 14.    Principal Accountant Fees and Services

Pursuant to appointment by the Audit Committee, Cherry Bekaert, LLP (“Cherry Bekaert”) has audited the financial statements of the Company and its subsidiaries for the years ended December 31, 2021 and 2020, respectively.

The following table sets forth the aggregate fees that Cherry Bekaert billed or will bill to the Company for the years ended December 31, 2021 and 2020, respectively. All of the fees were approved by the Audit Committee in accordance with its policies and procedures.

	Year Ended December 31,
(Amounts in 000's)	2021	2020
Audit fees (total)(1)	$207	$236
Audit-related fees (total)(2)	5	—
Tax fees	—	—
All other fees	—	—
Cherry Bekaert Total fees	$212	$236

(1)

Audit fees include fees associated with professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q during the twelve months ended December 31, 2021 and 2020.

(2)	Audit related fees include fees for additional services related to acquisitions, registration statements and other regulatory filings.

Pre-Approval Policy

The Audit Committee is required to pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the Audit Committee prior to completion of the audit. The Audit Committee pre-approved all of the non-audit services provided by our independent registered public accounting firm in 2021 and 2020.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.    The following financial statements of Regional Health Properties, Inc. and its Subsidiaries are included in Part II, Item 8 of this Annual Report.

(i)	Consolidated Balance Sheets—December 31, 2021 and 2020;
(ii)	Consolidated Statements of Operations—Years ended December 31, 2021 and 2020;
(iii)	Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2021 and 2020;
(iv)	Consolidated Statements of Cash Flows—Years ended December 31, 2021 and 2020; and
(v)	Notes to Consolidated Financial Statements.

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1	Asset Purchase Agreement, dated March 8, 2017, by and between Meadowood Retirement Village, LLC, and Meadowood Properties, LLC, and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
2.2	Agreement and Plan of Merger by and between AdCare Health Systems, Inc., and Regional Health Properties, Inc., dated July 7, 2017	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on July 11, 2017
3.1	Amended and Restated Bylaws of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
3.2	Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
3.3	Certificate of Merger, effective September 29, 2017	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
3.4	Articles of Amendment to Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective December 31, 2018	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K12 filed on December 28, 2018
4.1	Form of Common Stock Certificate of Regional Health Properties, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
4.2	Description of Regional Health Properties, Inc. Capital Stock	Incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
4.3*	AdCare Health Systems, Inc. 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.4*	Regional Health Properties, Inc. 2020 Equity Incentive Plan	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 17, 2020
4.5*	Form of Non-Statutory Stock Option Agreement (2011 Plan)	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.6*	Form of Incentive Stock Option Agreement (2011 Plan)	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.7*	Warrant to Purchase Shares of Common Stock, dated March 31, 2011, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-3 (File No. 333-175541)
4.8	Registration Rights Agreement, dated April 29, 2011, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-3 (File No. 333-175541)

Exhibit No.	Description	Method of Filing
4.9	Registration Rights Agreement, dated March 31, 2011, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-3 (File No. 333-175541)
4.10	Form of Registration Rights Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 5, 2012
4.11	Form of Warrant to Purchase Common Stock of the Company	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-3 (File No. 333-175541)
4.12	Warrant to Purchase 312,500 Shares of Common Stock, dated April 1, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
4.13	Warrant to Purchase 300,000 Shares of Common Stock, dated March 30, 2012, issued by AdCare Health Systems, Inc. to Cantone Asset Management LLC	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
4.14	Warrant to Purchase 100,000 Shares of Common Stock, dated July 2, 2012, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
4.15	Warrant to Purchase 50,000 Shares of Common Stock, dated December 28, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.16	Warrant to Purchase 15,000 Shares of Common Stock, dated August 31, 2012, issued by AdCare Health Systems, Inc. to Hayden IR, LLC	Incorporated by reference to Exhibit 4.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.17*	Warrant to Purchase 70,000 Shares of Common Stock, dated May 15, 2013, issued by AdCare Health Systems, Inc. to Ronald W. Fleming	Incorporated by reference to Exhibit 4.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.18	Warrant to Purchase 75,000 shares of Common Stock, dated October 26, 2013, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013
4.19	Form of Registration Rights Agreement, dated March 28, 2014, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 4.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
4.20

Form of Warrant, dated March 28, 2014, issued by AdCare Health Systems, Inc. to the placement agent and its affiliates in connection with the offering of 10% Subordinated Convertible Notes Due April 30, 2015

Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014
4.21	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Incorporated by reference to Exhibit 10.23 of the Registrant’s annual report on form 10-KSB as amended March 31, 2008

Exhibit No.	Description	Method of Filing

4.22	Form of Restricted Common Stock Agreement – Non Employee Director (2020 Equity Plan)	Incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021
4.23	Form of Restricted Common Stock Agreement – Employee (2020 Equity Plan)	Incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021
4.24	Form of Incentive Stock Option Award Agreement (pursuant to the Regional Health Properties, Inc. 2020 Equity Incentive Plan).	incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on January 6, 2022
10.2	Regulatory Agreement and Mortgage Note between The Pavilion Care Center, LLC and Red Mortgage Capital, Inc., in the original amount of $2,108,800 dated November 27, 2007	Incorporated by reference to Exhibit 10.24 of the Registrant’s annual report on form 10-KSB as amended March 31, 2008
10.3	Regulatory Agreement and Mortgage Note between Hearth & Care of Greenfield and Red Mortgage Capital, Inc., in the original amount of $2,524,800 dated July 29, 2008	Incorporated by reference to Exhibit 10.31 of the Registrant’s annual report on form 10-K filed March 31, 2009
10.4	Loan Agreement and Secured Promissory Note between Coosa Nursing ADK, LLC, and Metro City Bank in the original amount of $7,500,000 dated September 30, 2010	Incorporated by reference to Exhibits 10.1 and 10.2 of the Registrant’s Form 8-K filed October 6, 2010
10.5	Mt. Kenn Property Holdings, LLC Deed to Secure Debt, Assignment of Rents and Security Agreement dated April 29, 2011	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 5, 2011
10.6	CP Property Holdings, LLC Loan Agreement dated May 27, 2011	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 6, 2011
10.7	Form of Promissory Note, issued by Mount Trace Nursing ADK, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2011
10.13	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10	Incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.14	Term Note, dated July 27, 2011, made by Erin Property Holdings, LLC in favor of Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.15	Note, dated July 27, 2011, made by Erin Property Holdings, LLC, in favor of Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.16	Term Loan Agreement, dated July 27, 2011, among Erin Property Holdings, LLC, Erin Nursing, LLC, AdCare Health Systems, Inc. and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

Exhibit No.	Description	Method of Filing
10.17	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.18	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.19	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.20	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.21	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.22	Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.23	Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.24	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.25	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.26	Guaranty, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.27	Guaranty, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan	Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.28	Unconditional Guaranty Business and Industry Guarantee Loan Program, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

Exhibit No.	Description	Method of Filing
10.29	Unconditional Guarantee Business and Industry Guarantee Loan Program, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan	Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.30	Unconditional Guarantee, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.31	Unconditional Guarantee, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the SBA Loan	Incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.32	Escrow Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Bank of Atlanta, and Bank of Atlanta as Escrow Agent, with respect to the USDA Loan and the SBA Loan	Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.33	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.34	Loan Agreement, dated September 6, 2011, by and between CP Property Holdings, LLC; CP Nursing, LLC; and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.35	Promissory Note, dated September 6, 2011, issued by CP Property Holdings, LLC, in favor of Economic Development Corporation of Fulton County, in the amount of $2,034,000	Incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.36	Deed to Secure Debt and Security Agreement, made an entered into September 6, 2011, by and between CP Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
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

Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2019
10.228	Promissory Note, dated April 16, 2020, by and between AdCare Administrative Service, LLC and Greater Nevada Credit Union (PPP Loan)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020
10.229	Note Modification Agreement, dated as of May 1, 2020, by and between Coosa Nursing ADK, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020
10.230	Extension Agreement, dated as of July 15, 2020, by and between Mountain Trace Nursing ADK, LLC and Community Bank & Trust – West Georgia	Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020
10.231	Note and Loan Modification Agreement, dated as of September 3, 2020, by and between Erin Property Holdings, LLC and Regional Health Property, Inc. and Cadence Bank, NA	Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020
10.232	Amended Promissory Note, dated as of August 27, 2020, by and between OS Tybee, LLC, SB Tybee, LLC, JV Jeffersonville, LLC and Regional Health Property, Inc.	Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020
10.233	Agreement Regarding Lease and Note, dated as of August 27, 2020, by and between OS Tybee, LLC, SB Tybee, LLC, JV Jeffersonville, LLC and Regional Health Property, Inc.	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020
10.244	Consulting Agreement, dated as of August 16, 2020, by and between E. Clinton Cain and Regional Health Property, Inc.	Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020
10.245	Lease, dated as of January 1, 2021, by and between ADK Georgia, LLC and PS Operator, LLC.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed January 7, 2021
10.246	Management Consulting Services Agreement, dated as of January 1, 2021, by and between Vero Health Management, LLC, and Tara Operator, LLC.	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed January 7, 2021

Exhibit No.	Description	Method of Filing
10.247

Agreement Regarding Leases, dated as of On December 1, 2020, by and between Regional Health Properties, Inc., and 3223 Falligant Avenue Associates, L.P., 3460 Powder Springs Road Associates, L.P., Wellington Healthcare Services II, L.P. and Mansell Court Associates LLC

Incorporated by reference to Exhibit 10.247 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020
10.248*	Offer Letter, dated as of September 4, 2020, by and between Benjamin A. Waites and Regional Health Property, Inc.	Incorporated by reference to Exhibit 10.248 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020
10.249*	Employment Agreement, dated July 1, 2021, by and among Regional Health Properties, Inc. and Brent Morrison.

Incorporated by reference to Exhibit 10.229 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-4 filed by Regional Health Properties, Inc. on July 2, 2021 (File No. 333-256667).

10.250	Promissory Note, dated as of September 30, 2021, by and between Coosa Nursing, LLC and the Exchange Bank of Alabama.	Incorporated by reference to Exhibit 4.17 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2021
10.251	Extension and Modification Agreement, dated as of October 01, 2021, by and between Meadowood Holdings Property, LLC and the Exchange Bank of Alabama.	Incorporated by reference to Exhibit 4.18 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2021
10.252	Second Renewal Amended and Restated Promissory Note, dated as of August 17, 2021, by and between Regional Health Properties, Inc. and KeyBank National Association.	Incorporated by reference to Exhibit 4.18 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2021
10.253	Management Agreement, dated as of September 22, 2021, by and between Peach Health Group, LLC and Tara Operator, LLC.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed September 27, 2021
10.254*	Incentive Stock Option Award Agreement between Regional Health Properties, Inc. and Benjamin Waites, dated as of January 1, 2022.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed January 6, 2021
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Cherry Bekaert LLP	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

Exhibit No.	Description	Method of Filing
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Identifies a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regional Health Properties, Inc.

by:	/s/ BRENT MORRISON
Brent Morrison
Chief Executive Officer and President
February 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ BRENT MORRISON
Brent Morrison	Director, Chief Executive Officer, and President (Principal Executive Officer)	February 22, 2022

/s/ BENJAMIN A. WAITES
Benjamin A. Waites	Chief Financial Officer and Vice President (Principal Financial Officer and Principal Accounting Officer)	February 22, 2022

/s/ MICHAEL J. FOX
Michael J. Fox	Director	February 22, 2022

/s/ DAVID A. TENWICK
David A. Tenwick	Director	February 22, 2022

/s/ KENNETH W. TAYLOR
Kenneth W. Taylor	Director	February 22, 2022