Form 10-Q
period 2022-03-31
REGIONAL HEALTH PROPERTIES, INC
filed 2022-05-31
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, the registrant had 1,799,219 shares of common stock, no par value, outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I.  Financial Information

Item 1.	Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Property and equipment, net	$49,600	$50,127
Cash	4,535	6,792
Restricted cash	2,981	3,056
Accounts receivable, net of allowance of $810 and $177	3,411	2,145
Prepaid expenses and other	993	460
Notes receivable	341	362
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	128	134
Right-of-use operating lease assets	28,770	29,909
Goodwill	1,585	1,585
Lease deposits and other deposits	398	398
Straight-line rent receivable	7,343	8,257
Total assets	$102,556	$105,696
LIABILITIES AND EQUITY
Senior debt, net	$45,642	$46,043
Bonds, net	6,255	6,239
Other debt, net	980	594
Accounts payable	4,506	3,749
Accrued expenses	4,964	4,987
Operating lease obligation	30,981	32,059
Other liabilities	1,694	1,629
Total liabilities	95,022	95,300
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,799 and 1,775 shares issued and 1,790 and 1,775 shares outstanding at March 31, 2022 and December 31, 2021, respectively	62,580	62,515
Preferred stock, no par value; 5,000 shares authorized; 2,812 shares issued and outstanding, redemption amount $70,288 at March 31, 2022 and December 31, 2021	62,423	62,423
Accumulated deficit	(117,469)	(114,542)
Total stockholders’ equity	7,534	10,396
Total liabilities and stockholders’ equity	$102,556	$105,696

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Patient care revenues	$2,311	$2,690
Rental revenues	4,065	4,081
Management fees	265	248
Other revenues	7	62
Total revenues	6,648	7,081
Expenses:
Patient care expense	2,343	2,203
Facility rent expense	1,639	1,640
Cost of management fees	179	165
Depreciation and amortization	613	650
General and administrative expense	1,123	1,036
Doubtful accounts expense	1,761	40
Other operating expenses	329	232
Total expenses	7,987	5,966
Loss (income from operations)	(1,339)	1,115
Other expense (income) :
Interest expense, net	653	687
Other expense, net	935	407
Total other expense, net	1,588	1,094
Net (loss) income	(2,927)	21
Preferred stock dividends - undeclared	(2,250)	(2,249)
Net Loss attributable to Regional Health Properties, Inc. common stockholders	$(5,177)	$(2,228)
Net loss per share of common stock attributable to Regional Health Properties, Inc.
Basic and diluted:	$(2.89)	$(1.32)
Weighted average shares of common stock outstanding:
Basic and diluted	1,790	1,688

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

(Unaudited)

For the Three Months ended March 31, 2022	Shares of Common Stock	Shares of Preferred Stock	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2021	1,775	2,812	(1)	$62,515	$62,423	$(114,542)	$10,396
Restricted stock issuance	24	—	—	—	—	—	—
Stock-based compensation	—	—	—	111	—	—	111
Exercise of restricted share awards net settlement option	—	—	(8)	(46)	—	—	(46)
Net loss	—	—		—	—	(2,927)	(2,927)
Balances, March 31, 2022	1,799	2,812	(9)	$62,580	$62,423	$(117,469)	$7,534

For the Three Months ended March 31, 2021	Shares of Common Stock	Shares of Preferred Stock	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2020	1,688	2,812	—	$62,041	$62,423	$(113,360)	$11,104
Net income	—	—	—	—	—	21	21
Balances, March 31, 2021	1,688	2,812	—	$62,041	$62,423	$(113,339)	$11,125

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(2,927)	$21
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	613	650
Stock-based compensation expense	111	—
Rent expense in excess of cash paid	60	24
Rent revenue in excess of cash received	(440)	(901)
Amortization of deferred financing costs, debt discounts and premiums	22	33
Bad debt expense	1,761	40
Changes in operating assets and liabilities:
Accounts receivable	(1,696)	573
Prepaid expenses and other assets	94	128
Accounts payable and accrued expenses	950	1,705
Other liabilities	(127)	77
Net cash (used) provided by operating activities	(1,579)	2,350
Cash flows from investing activities:
Purchase of property and equipment	(80)	(33)
Net cash used in investing activities	(80)	(33)
Cash flows from financing activities:
Payment of Senior debt	(408)	(311)
Payment of Other debt	(219)	(311)
Repurchase of common stock	(46)	—
Net cash used in financing activities	(673)	(622)
Net change in cash and restricted cash	(2,332)	1,695
Cash and restricted cash, beginning	9,848	7,492
Cash and restricted cash, ending	$7,516	$9,187

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash interest paid	$633	$741
Supplemental disclosure of non-cash activities:
Vendor-financed insurance	$606	$636

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2022

NOTE 1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Regional Health Properties, Inc., a Georgia corporation (“Regional Health” or “Regional”) and, together with its subsidiaries, the “Company” or “we”), is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living. The Company’s business primarily consists of leasing and subleasing healthcare facilities, referred to as skilled nursing facilities (“SNF”) and assisted living facilities (“ALF”), to third-party tenants, which in turn operate the facilities. third-party tenants, which in turn operate the facilities. The operators of the Company’s facilities provide a range of healthcare services to their patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

Regional Health is successor to, and a former wholly owned subsidiary of, AdCare Health Systems, Inc. (AdCare). On September 29, 2017, AdCare merged (the “Merger”) with and into Regional Health, which was formed as a subsidiary of AdCare for the purpose of the Merger, with Regional Health continuing as the surviving corporation in the Merger.

Portfolio Stabilization Measures

While the Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living, the Company, when business conditions require, may undertake portfolio stabilization measures, such as operating a previously leased facility as demonstrated by the following transactions undertaken by the Company since December 31, 2021.

In May 2022, Lumber City Operations, LLC a subsidiary of the Company (“Lumber City Operations”), entered into an Operations Transfer and Surrender Agreement with LC SNF, LLC (“LC SNF”). Effective May 1, 2022, Lumber City Operations became the Department of Community Health’s (‘DCH” or “the Department”) approved and licensed operator of the Lumber City Facility. In April 2022, Lumber City Operations also entered into a Management Agreement with Peach Health Group LLC (“Peach Health”), pursuant to which Peach Health provides for the overall management and day-to-day operation of the Lumber City Facility. The term of the Lumber City Management Agreement commenced on May 1, 2022 and continues for a term of 6 months thereafter; the term may be extended upon a mutual agreement by both parties. Under the Lumber City Management Agreement, Lumber City Operations will pay Peach Health: (i) for months 1 through 6 of the term, a management fee of $22,000 per month; and (ii) for months 7 and after of the term, a management fee equal to 5% of net revenue. The Lumber City Management Agreement is subject to earlier termination as provided therein. The Lumber City Management Agreement also includes customary representations, covenants, termination provisions and indemnification obligations.

Also in May 2022, LaGrange Operations, LLC, a subsidiary of the Company (“LaGrange Operations”) the Company entered into an Operations Transfer and Surrender Agreement with C.R. of LaGrange, LLC. Effective May 1, 2022, LaGrange Operations became the Department approved and licensed operator of the LaGrange Facility. LaGrange Operations also entered into a Management Agreement with Peach Health, dated as of April 29, 2022, pursuant to engaged Peach Health provides for the overall management and day-to-day operation of the LaGrange Facility. The term of the LaGrange Management Agreement commenced on May 1, 2022 and continues for a term of 6 months thereafter; the term may be extended upon a mutual agreement by both parties. Under the LaGrange Management Agreement, LaGrange Operations will pay Peach Health: (i) for months 1 through 6 of the term, a management fee of $25,000 per month; and (ii) for months 7 and after of the term, a management fee equal to 5% of net revenue. The LaGrange Management Agreement is subject to earlier termination as provided therein. The LaGrange Management Agreement also includes customary representations, covenants, termination provisions and indemnification obligations.

In April 2022, Meadowood Operations, LLC a subsidiary of the Company (“Meadowood Operations”) became the state- licensed operator of the Meadowood facility. Meadowood Operations also entered into a Management Agreement with Cavalier Senior Living Operations, LLC (Cavalier), which engages Cavalier to provide for the overall management and day-to-day operation of the Facility.

Under the Management Agreement, Meadowood Operations will pay Cavalier: (i) a management fee of $12,000 while the probationary license is active; and (ii) a start-up fee of $12,000. Upon termination of the probationary period by regulatory authorities, the parties will negotiate a monthly management fee for ongoing management and oversight of the Facility. The term of the Management Agreement commences on April 15, 2022, and continues for a term of two years thereafter, and shall continue in full force and effect for succeeding annual terms until such time as either party provides written notice of termination to the other party at least 90 days prior to the termination date. The Management Agreement is subject to earlier termination as provided therein. If the Management Agreement is terminated due to a sale of the Facility, then Meadowood Operations will pay an incentive fee to Cavalier equal to 1% of the purchase price, including any debt assumption. The Management Agreement also includes customary representations, covenants, termination provisions and indemnification obligations.

These portfolio stabilization measures, and others that the Company has undertaken, exposes the Company directly to all the risks our tenants face as discussed in this “Risk and Uncertainties” section and “Risks Related to Our Business and Industry - Our portfolio stabilization measures expose the Company to the various risks facing our tenants in Part I, Item 1.A, Risk Factors in the Annual Report.

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines, and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business during the three months ended March 31, 2022, and we expect it will continue to adversely affect our business in the near future and beyond, for a variety of reasons, including those discussed below and elsewhere in this Quarterly Report.

As of May 26, 2022, the Company is aware that each of our facilities has previously reported one or more positive cases of COVID-19 among the residents and/or operator employee populations. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment, processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to SNFs, and higher hospital re-admittances from SNFs.

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

While the Company has received approximately 64% of its anticipated fixed monthly rental receipts from tenants for the three months ended March 31, 2022, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness.

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

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2021 audited consolidated financial statements and notes thereto, which are included in the 2021 Form 10-K filed with the SEC on February 22, 2022.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassifications

Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period’s presentation.

Variable Interest Entities

The Company has a loan receivable with Peach Health a Sublessee. Such agreement creates a variable interest in Peach Health Sublessee that may absorb some or all of the expected losses of the entity. The Company does not consolidate the operating activities of the Peach Health Sublessee as the Company does not have the power to direct the activities that most significantly impact the entities’ economic performance.

Revenue Recognition and Allowances

Patient Care Revenue. ASC Topic 606, Revenue from Contracts with Customers requires a company to recognize revenue when the company transfers control of promised goods and services to a customer. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. Revenue from our Healthcare Services business segment is derived from services rendered to patients in the Tara Facility. The Company receives payments from the following sources for services rendered in our facilities: (i) the federal government under the Medicare program administered by CMS; (ii) state governments under their respective Medicaid and similar programs; (iii) commercial insurers; and (iv) individual patients and clients. The vast majority of the revenue the Company has recognized is from government sources. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and other price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. The Company recognizes revenue at the amount that reflects the consideration the Company expects to receive in exchange for the services provided. These amounts are due from residents or third-party payors and include variable consideration for retroactive adjustments from estimated reimbursements, if any, under reimbursement programs. Performance obligations are determined based on the nature of the services provided. Revenue is recognized as performance obligations are satisfied. Estimated uncollectable amounts due from patients are generally considered implicit price concessions that are a direct reduction to net operating revenues.

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

Allowances. The Company assesses the collectability of its rent receivables, including straight-line rent receivables and working capital loans to tenants. The Company bases its assessment of the collectability of rent receivables and working capital loans to tenants on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company’s evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments or payments on a working capital loan, then the Company provides a reserve against the recognized straight-line rent receivable asset or working capital loan for the portion that we estimate may not be recovered. Payments received on impaired loans are applied against the allowance. If the Company changes its assumptions or estimates regarding the collectability of future rent payments, then the Company may adjust its reserve to the rental or interest revenue recognized in the period the Company makes such change. See Note 6 – Leases. The Company has reserved for approximately 1.5% of our patient care receivables based on the history provided by Vero Health for private payors and continues to assess the adequacy of such reserve.

As of March 31, 2022 and December 31, 2021, the Company reserved for approximately $0.8 million and $0.2 million, respectively, of uncollected receivables. Accounts receivable, net of allowance, totaled $3.4 million at March 31, 2022 and $2.1 million at December 31, 2021.

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	March 31, 2022	December 31, 2021
Gross receivables
Real Estate Services	$2,805	$1,442
Healthcare Services	1,416	880
Sub Total	4,221	2,322
Allowance
Real Estate Services	(633)	(35)
Healthcare Services	(177)	(142)
Sub Total	(810)	(177)
Accounts receivable, net of allowance	$3,411	$2,145

Pre-Paid Expenses and Other

As of March 31, 2022 and December 31, 2021, the Company had approximately $0.9 million and $0.5 million, respectively, in pre-paid expenses and other; the $0.4 million increase is related to insurance for the Tara Facility operations, while the other amounts are predominantly for directors’ and officers’ insurance, NYSE American annual fees, and mortgage insurance premiums.

Accounts Payable

The following table presents the Company's Accounts payable for the periods presented:

(Amounts in 000’s)	March 31, 2022	December 31, 2021
Accounts payable
Real Estate Services	$3,541	$2,781
Healthcare Services	965	968
Total Accounts payable	$4,506	$3,749

Other liabilities

As of March 31, 2022 and December 31, 2021, the Company had approximately $1.7 million and $1.6 million, respectively in Other liabilities, consisting of security lease deposits and sublease improvement funds. See Note 2 – Series A Preferred Exchange Offer.

Other expense, net

The Company has retained professional services to evaluate and assist with possible opportunities to improve the Company’s capital structure.

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or capital lease. As of March 31, 2022, all of the Company’s leased facilities are accounted for as operating leases. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

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

We report revenues and expenses for real estate taxes and insurance where the lessee has not made those payments directly to a third-party in accordance with their respective leases with us. Additionally, we expense certain leasing costs, other than leasing commissions, as they are incurred. The present value of minimum lease payments was calculated on each lease, using a discount rate of 7.98% that approximated our incremental borrowing rate and the current lease term. See Note 6– Leases for more information on the Company’s operating leases.

Insurance

We maintain general liability, professional liability, and other insurance policies in amounts and with coverage and deductibles we believe are appropriate, based on the nature and risks of our business, historical experience, availability, and industry standards, including for the operations at the Tara, Lumber City, LaGrange and Meadowood facilities. Our current policies provide for deductibles for each claim and contain various exclusions from coverage. The Company has self-insured against professional and general liability claims related to its healthcare operations that were discontinued during 2014 and 2015 in connection with its transition from an owner and operator of healthcare properties to a healthcare property holding and leasing company (the “Transition”). For further information, see Note 11 – Commitments and Contingencies, and Note 14 – Commitments and Contingencies, in the Annual Report for more information. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company’s estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 7 – Accrued Expenses. In addition, the Company maintains certain other insurance programs, including commercial general liability, property, casualty, directors’ and officers’ liability, crime, and employment practices liability.

Discontinued Operations

Prior to December 2015, the Company’s business focused primarily on owning and operating SNFs and managing such facilities for unaffiliated owners with whom the Company has management contracts. These operations were discontinued and transitioned to the current leasing model of business.

The Company’s major classes of discontinued operation’s assets and liabilities included within the Company’s consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively are: (i) Accounts payable of $2.3 million and $2.5 million; and (ii) Accrued expenses of $0.6 million and $0.7 million.

Net expenses for discontinued operations are included in Other expense, net on the consolidated statements of operations. These net expenses were approximately $14,900 and $13,100 for the three months ended March 31, 2022 and 2021, respectively.

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

Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

	March 31,
(Share amounts in 000’s)	2022	2021
Stock options	13	13
Warrants - employee	34	49
Warrants - non employee	5	9
Total anti-dilutive securities	52	71

The weighted average contractual terms in years for these securities as of March 31, 2022, with no intrinsic value, are 2.8 years for the stock options and 2.2 years for the warrants.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The Company adopted ASU 2016-13 effective January 1, 2022 and it did not have an impact on its consolidated financial statements.

New Accounting Pronouncements Issued But Not Yet Effective

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update is to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: (1) Recognition of an acquired contract liability, and (2) Payment terms and their effect on subsequent revenue recognized by the acquirer. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months following the date of this filing. At March 31, 2022, the Company had $4.5 million in unrestricted cash. Unrestricted cash includes a Medicaid overpayment of $1.5 million received on September 30, 2021 that the Company expects to repay in the near future. The overpayment is recorded in Accrued Expenses in the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021.

During the three months ended March 31, 2022, the Company’s cash flow from operations was a negative $1.6 million primarily due to unpaid rent payments. Management anticipates collecting a portion of the past due rent after the filing date and is currently negotiating  various methods to collect the remaining unpaid rent. Cash flow from operations in the future, will be based on the operational performance of the facilities under Peach Health’s management, as well as continued uncertainty of the COVID-19 pandemic and its impact on the Company’s business, financial condition and results of operations

Series A Preferred Exchange Offer

In February 2022, the Company commenced an offer to exchange (the “Exchange Offer”) any and all of its outstanding 10.875% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Stock”) for newly issued shares of the Company’s 12.5% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Stock”). The Exchange Offer, as extended will expire on May 31, 2022, unless re-extended or earlier terminated by the Company. The Exchange Offer is the culmination of on-going efforts to investigate alternatives to retire or refinance our outstanding Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise.

Series A Preferred Dividend Suspension

On June 8, 2018, the board of directors of Regional (the “Board”) indefinitely suspended quarterly dividend payments with respect to the 10.875% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Stock”). As of March 31, 2022, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $39.1 million of undeclared Series A Preferred Stock dividends in arrears. The Board believes that the dividend suspension will provide the Company with additional funds to meet, in part, its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.20 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Debt

 As of March 31, 2022, the Company had $52.9 million in indebtedness, net of $1.3 million deferred financing, and unamortized discounts. The Company anticipates net principal repayments of approximately $2.3 million during the next twelve-month period, approximately $1.7 million of routine debt service amortization, $0.7 million of current maturities of other debt (including $0.1 million related to insurance financing for the Tara Facility operations), and a $0.1 million payment of bond debt.

Debt Extinguishment. On August 13, 2021, the Company received official notification from Fountainhead Commercial Capital, providers of our $0.2 million Paycheck Protection Program Loan (“PPP Loan), that the full $0.2 million was forgiven by the SBA on July 9, 2021. Consequently the Company recorded a net gain of approximately $0.2 million on forgiveness of debt during the year ended December 31, 2021.

On September 30, 2021 the Company and the Exchange Bank of Alabama executed a $5.1 million Promissory Note with a 3.95% annual fixed interest rate and maturity date of October 10, 2026 (the “Coosa Credit Facility”). The Coosa Credit Facility, refinanced $5.1 million prime + 1.5% variable interest rate debt owed to Metro City Bank with a maturity date of January 31, 2036, (the “Coosa MCB Loan”). In conjunction with this Coosa Facility refinance, the Company and the Exchange Bank of Alabama signed an agreement on October 1, 2021, (the “Meadowood Credit Facility”), that extended the maturity date on the $3.5 million Meadowood Credit Facility, as amended, in senior debt other mortgage indebtedness secured by the assets of Coosa and the assets of Meadowood, from May 1, 2022 to October 1, 2026.

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

Debt Covenant Compliance

At March 31, 2022, the Company was in compliance with the various financial and administrative covenants related to all of the Company’s credit facilities.

Changes in Operational Liquidity

Effective as of February 1, 2022, the Company, through its subsidiary ADK Georgia, received a rent deferral from the Landlord of seven nursing home facilities located in Georgia. Under this agreement, rent of $40,000 per month is deferred for a 24-month period beginning February 1, 2022 and ending January 31, 2024. All deferred rent shall be payable to the Landlord in 24 installments beginning February 2024. Payments of deferred rent shall be in addition to any rent or additional rent otherwise due and payable under the lease.

In May 2022, the Company became the approved and licensed operator of two additional SNFs. Refer to Note 13 Subsequent Events for information on these transactions.

The Tara Facility operations performance, with a net loss of $1.8 million, subsequent to the Wellington Transition, during the twelve months ended December 31, 2021, were insufficient to cover any of the rent the Company was obligated to pay under its lease. On January 1, 2021, the Company entered into the Vero Management Agreement with Vero Health under which Vero Health provided management consulting services for the Tara Facility, which the Company now operates. On September 21, 2021, the Company notified Vero Health of Regional’s intention to terminate the Vero Management Agreement, effective October 1, 2021.

Regional will continue to operate the Tara Facility and has entered into the Peach Management Agreement with Peach Health dated as of September 22, 2021 and effective October 1, 2021 to provide management consulting services for the Tara Facility. Affiliates of Peach Health also lease from Regional three facilities located in Georgia. The fixed Management fee Regional will pay Peach Health is 1% less than under the Vero Management Agreement with additional percentages for meeting specified performance targets. For further information on the Peach Management Agreement see Note 6 – Leases and Note 12 – Segment Results for information on the Tara Facility performance.

For the first six months, the base rent under the Powder Springs (PS) Sublease for the Powder Springs Facility equaled the adjusted earnings before interest, depreciation, amortization and rent (“Adjusted EBITDAR) of PS Operator to the extent derived from the subleased facility. For months seven through twenty-four, the base rent will equal 80% of the Adjusted EBITDAR.

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

Following the Wellington Lease Termination, effective January 1, 2021, Regional leased the Powder Springs Facility to PS Operator LLC (“PS Operator”), an affiliate of Empire, pursuant to a sublease (the “PS Sublease”). During the three months ended March 31, 2022, the Company recognized $450,000 of variable rent for the Powder Springs Facility.

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

NOTE 3.	CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	March 31, 2022	December 31, 2021
Cash (a)	$4,535	$6,792

Restricted cash:
Cash collateral	156	125
HUD and other replacement reserves	1,995	1,914
Escrow deposits	513	700
Restricted investments for debt obligations	317	317
Total restricted cash	2,981	3,056
Total cash and restricted cash	$7,516	$9,848

(a)

Includes a Medicaid overpayment of $1.5 million received on September 30, 2021, which the Company expects to repay in the near future and is recorded in Accrued Expenses in the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021.

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

NOTE 4.	PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	March 31, 2022	December 31, 2021
Buildings and improvements	5-40	$65,760	$65,695
Equipment and computer related	2-10	3,284	4,494
Land (1)	—	2,774	2,776
		71,818	72,965
Less: accumulated depreciation and amortization		(22,218)	(22,838)
Property and equipment, net		$49,600	$50,127

(1)	Includes $0.1 million of land improvements with an average estimated useful remaining life of approximately 7.1 years.

The following table summarizes total depreciation and amortization expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Amounts in 000’s)	2022	2021
Depreciation	$503	$540
Amortization	110	110
Total depreciation and amortization expense	$613	$650

NOTE 5.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets and Goodwill consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment)(a)	Bed Licenses - Separable (b)	Lease Rights	Total	Goodwill (b)
Balances, December 31, 2021
Gross	$14,276	$2,471	$206	$16,953	$1,585
Accumulated amortization	(4,168)	—	(72)	(4,240)	—
Net carrying amount	$10,108	$2,471	$134	$12,713	$1,585
Amortization expense	(104)	—	(6)	(110)	—
Balances, March 31, 2022
Gross	14,276	2,471	206	16,953	1,585
Accumulated amortization	(4,272)	—	(78)	(4,350)	—
Net carrying amount	$10,004	$2,471	$128	$12,603	$1,585

(a)	Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 4 – Property and Equipment).

(b)	The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

The following table summarizes amortization expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Amounts in 000’s)	2022	2021
Bed licenses	$104	$104
Lease rights	6	6
Total amortization expense	$110	$110

Expected amortization expense for the year ended December 31, for all definite-lived intangibles, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2022	$310	$18
2023	414	23
2024	414	18
2025	414	18
2026	414	18
Thereafter	8,038	33
Total expected amortization expense	$10,004	$128

NOTE 6.

Operating Leases

Facilities Lessee-  As of March 31, 2021, the Company leased a total of nine SNFs under non-cancelable leases, most of which have rent escalation clauses and provisions for payments of real estate taxes, insurance, and maintenance costs. Eight of the SNF’s that are leased by the Company are subleased to and operated by third-party tenants. Effective January 1, 2021, the Company commenced operating the Tara Facility, a previously subleased skilled nursing facility. The Company also leases certain office space located in Suwanee, Georgia.

The weighted average remaining lease term for these nine facilities is approximately 4.3 years. As of March 31, 2022, the Company was in compliance with all operating lease financial covenants.

Future Minimum Lease Payments

Future minimum lease payments for the year ended December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2022 (2)	$4,672	$(152)	$4,520
2023	6,343	(618)	5,725
2024	7,358	(1,227)	6,131
2025	7,575	(1,744)	5,831
2026	7,274	(2,102)	5,172
Thereafter	5,502	(1,900)	3,602
Total	$38,724	$(7,743)	$30,981

(1)	Weighted average discount rate 7.98%.
(2)	Estimated minimum lease payments for the year ending December 31, 2022 include only payments to be paid after March 31, 2022.

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

The Wellington Transition occurred at 12:01 a.m. on January 1, 2021, pursuant to the terms and provisions of the Operations Transfer Agreement (OTA) which the Company and the Wellington Tenants entered into in connection with the Wellington Lease Termination, which included customary termination events.

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

During the twelve months ended December 31, 2021, the Company recorded $0.2 million in debt recovery due to collections exceeding our December 31, 2020 estimated allowance. During the three months ended March 31, 2021, the Company collected $3.3 million pursuant to the Wellington Lease Termination (including a $0.2 million insurance refund) and paid $1.0 million to partially satisfy the Wellington Lease Termination obligation of approximately $1.7 million of bed taxes in arrears and approximately $0.1 million in collection expenses. The Company provides no assurance that we will be able to collect any of the additional $1.3 million in rent arrears in excess of the net $1.6 million already collected.

For further information on the Wellington Lease Termination and the new lease and management agreement the Company entered into on January 1, 2021, for the Tara Facility and Powder Springs Facility, see Note 2 – Liquidity.

Aspire. On November 30, 2018, the Company leased or subleased to affiliates of Aspire Regional Partners, Inc. (“Aspire”) management, five facilities located in Ohio (collectively, “Aspire Sublessees”). Pursuant to separate sublease agreements (the “Aspire Subleases”), whereby the Aspire Sublessees took possession of, and commenced operating, the facilities (the “Aspire Facilities”) as tenant or subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the consolidated financial statements at March 31, 2022.

Facilities Lessor

As of March 31, 2022, the Company was the lessor of 11 of its 12 owned facilities, and the sublessor of eight facilities. One of the Company’s owned facilities are self-operated. These leases are  triple net basis leases, meaning that the lessee (i.e., the third-party tenant of the property) is obligated for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments to the Company. The weighted average remaining lease term for our 11 owned and leased out facilities is approximately 4.9 years.

Future Minimum Lease Receivables

Future minimum lease receivables for the year ended of December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000's)
2022 (a)	$6,060
2023	9,878
2024	9,732
2025	9,645
2026	9,040
Thereafter	17,110
Total	$61,465

(a)	Estimated minimum lease receivables for the year ending December 31, 2022 include only payments scheduled to be received after March 31, 2022.

For further details regarding the Company’s leased and subleased facilities to third-party operators, including a full summary of the Company’s leases to third-parties and which comprise the future minimum lease receivables of the Company, see Note 6 - Leases and Note 9 – Acquisitions and Dispositions in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report.

Recent Events

The Company, through Meadowood Operations, LLC (Meadowood Operations), a subsidiary of the Company, owns an assisted living facility (“ALF”) and a specialty care, or memory care, ALF (“SCALF”). The Company leases the ALF and the SCALF, together, the (“Meadowood Facility”) to C.R. Management (CRM). On December 14, 2021, CRM and the Alabama Department of Public Health (the “ADPH”) entered into two Consent Agreements (one for the ALF and one for the SCALF) which provided that CRM would no longer be permitted to operate or manage the Facility and that the operation and management of the Facility would need to be relinquished to an entity or individual approved and licensed by the Department to operate the Facility.

On April 15, 2022, Meadowood Operations, became the Department approved and licensed operator of the Facility. Meadowood Operations, LLC also entered into a Management Agreement (the “Management Agreement”) with Cavalier Senior Living Operations, LLC (“Cavalier”), which engages Cavalier to provide for the overall management and day-to-day operation of the Facility. Under the Management Agreement, Meadowood Operations will pay Cavalier: (i) a management fee of $12,000 while the probationary license is active; and (ii) a start-up fee of $12,000. Upon termination of the probationary period by regulatory authorities, the parties will negotiate a monthly management fee for ongoing management and oversight of the Facility. The term of the Management Agreement commences on April 15, 2022, and continues for a term of two years thereafter and shall continue in full force and effect for succeeding annual terms until such time as either party provides written notice of termination to the other party at least 90 days prior to the termination date. The Management Agreement is subject to earlier termination as provided therein. If the Management Agreement is terminated due to a sale of the Facility, then Meadowood Operations, LLC will pay an incentive fee to Cavalier equal to 1% of the purchase price, including any debt assumption. The Management Agreement also includes customary representations, covenants, termination provisions and indemnification obligations.

Effective January 1, 2021, the Company terminated the subleases for two SNFs located in Georgia with affiliates of Wellington,  and as a portfolio stabilization measure, the Company commenced operating the Tara facility, a previously subleased 134-bed SNF located in Thunderbolt, Georgia and entered into a new sublease agreement with an affiliate of Empire for the Powder Springs Facility, a 208-bed SNF located in Powder Springs, Georgia.

NOTE 7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	March 31, 2022	December 31, 2021
Accrued employee benefits and payroll-related	$438	$343
Real estate and other taxes (1)	1,175	1,391
Self-insured reserve (2)	140	162
Accrued interest	222	206
Unearned rental revenue	42	192
Medicaid overpayment - Healthcare Services	1,529	1,529
Other accrued expenses	1,418	1,164
Total accrued expenses	$4,964	$4,987

(1)	March 31, 2022 includes approximately $0.1 million of bed tax accruals for the Healthcare Services segment.

December 31, 2021 includes approximately $0.7 million of bed taxes in arrears related to the Wellington Transition and approximately $0.3 million bed tax for the year for the Healthcare segment.

(2)

The Company self-insures against professional and general liability cases incurred prior to the Transition and uses a third-party administrator and outside counsel to manage and defend the claims (see Note 11 - Commitments and Contingencies).

NOTE 8.	NOTES PAYABLE AND OTHER DEBT

See Note 8 – Notes Payable and Other Debt in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report for a detailed description of all the Company’s debt facilities.

Notes payable and other debt consists of the following:

(Amounts in 000’s)	March 31, 2022	December 31, 2021
Senior debt—guaranteed by HUD	$29,942	$30,178
Senior debt—guaranteed by USDA (a)	7,743	7,824
Senior debt—guaranteed by SBA (b)	595	602
Senior debt—bonds	6,379	6,379
Senior debt—other mortgage indebtedness	8,518	8,601
Other debt	980	594
Subtotal	54,157	54,178
Deferred financing costs	(1,156)	(1,177)
Unamortized discount on bonds	(124)	(125)
Notes payable and other debt	$52,877	$52,876

(a) U.S. Department of Agriculture (USDA)

(b) U.S. Small Business Administration (SBA)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		March 31, 2022	December 31, 2021
Senior debt - guaranteed by HUD (b)
The Pavilion Care Center	Lument Capital	12/01/2027	Fixed	4.16%	$830	$862
Hearth and Care of Greenfield	Lument Capital	08/01/2038	Fixed	4.20%	1,826	1,845
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	4,802	4,836
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	7,457	7,509
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	6,483	6,528
Georgetown	Midland State Bank	10/01/2046	Fixed	2.98%	3,283	3,305
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	5,261	5,293
Total					$29,942	$30,178
Senior debt - guaranteed by USDA (c)
Mountain Trace (d)	Community B&T	12/24/2036	Prime + 1.75%	5.75%	$3,794	$3,835
Southland (e)	Cadence Bank, NA	07/27/2036	Prime + 1.50%	6.00%	3,949	3,989
Total					$7,743	$7,824
Senior debt - guaranteed by SBA
Southland(f)	Cadence Bank, NA	07/27/2036	Prime + 2.25%	5.50%	$595	602
Total					$595	$602

(a)

Represents cash interest rates as of March 31, 2022 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs, which range from 0.09% to 0.53% per annum.

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

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		March 31, 2022	December 31, 2021
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,379	$6,379

(a)	Represents cash interest rates as of March 31, 2022. The rates exclude amortization of deferred financing of approximately 0.01% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		March 31, 2022	December 31, 2021
Senior debt - other mortgage indebtedness
Meadowood (b)	Exchange Bank of Alabama	10/01/2026	Fixed	4.50%	$3,439	$3,478
Coosa (b)	Exchange Bank of Alabama	10/10/2026	Fixed	3.95%	5,079	5,123
Total					$8,518	$8,601

(a)	Represents cash interest rates as of March 31, 2022 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.34% per annum.
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

(Amounts in 000’s)
Lender	Maturity	Interest Rate		March 31, 2022	December 31, 2021
Other debt
First Insurance Funding (a)	03/01/2022	Fixed	3.63%	$485	$99
Key Bank (b)	08/25/2023	Fixed	0.00%	495	495
Total				$980	$594

(a)	Annual Insurance financing primarily for the Company’s directors and officers insurance.
(b)	On August 17, 2021, Key Bank and the Company extended the maturity date from August 25, 2021 to August 25, 2023.

Debt Covenant Compliance

As of March 31, 2022, the Company had 16 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries).  The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements, whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

As of March 31, 2022, the Company was in compliance with the various financial and administrative covenants under the Company’s outstanding credit related instruments.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of March 31, 2022 for each of the next five years and thereafter.

For the twelve months ended March 31,	(Amounts in 000’s)
2022	$2,275
2023	2,366
2024	1,960
2025	2,052
2026	8,825
Thereafter	36,679
Subtotal	$54,157
Less: unamortized discounts	(124)
Less: deferred financing costs, net	(1,156)
Total notes and other debt	$52,877

NOTE 9.	COMMON AND PREFERRED STOCK

Common Stock

There were no dividends declared or paid on the common stock during the three months ended March 31, 2022 and 2021.

Preferred Stock

No dividends were declared or paid on the Series A Preferred Stock for the three months ended March 31, 2022 and 2021.

As of March 31, 2022, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $39.1 million of undeclared preferred stock dividends in arrears.  Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company legally available for the payment of distributions, cumulative preferential cash dividends at an annual rate equal to 10.875% of the $25.00 per share stated liquidation preference of the Series A Preferred Stock, which is equivalent to an annual rate of $2.72 per share or $1.9 million per quarter. Dividends on the Series A Preferred Stock, when and as declared by the Board, are payable quarterly in arrears, on March 31, June 30, September 30, and December 31 of each year. On June 8, 2018, the Board determined to continue suspension of the payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Under the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock shall continue to accrue and accumulate regardless of whether such dividends are declared by the Board. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for four dividends periods: (i) the annual dividend rate on the Series A Preferred Stock has increased to 12.875%, which is equivalent to an annual rate of $3.20 or $2.2 million per quarter, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash; and (ii) the holders of the Series A Preferred Stock will be entitled to vote, as a single class, for the election of two additional directors to serve on the Board, as further described in the amended and restated articles of incorporation of the Company, otherwise referred to as the Charter.

As of March 31, 2022, the Company had 2,811,535 shares of the Series A Preferred Stock issued and outstanding.

The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to the redemption date.

On February 28, 2022, the Company commenced an offer to exchange any and all of its outstanding 10.875% Series A Cumulative Redeemable Preferred Shares for newly issued shares of the Company’s 12.5% Series B Cumulative Redeemable Preferred Shares. The Exchange Offer will expire May 31,2022, as extended, unless extended or earlier terminated by the Company.
NOTE 10.	STOCK BASED COMPENSATION

Stock Incentive Plans

On November 4, 2020, the Board adopted, the Regional Health Properties, Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The Company’s shareholders approved the 2020 Plan on December 16, 2020 at the 2020 Annual Meeting of Shareholders of the Company. The maximum number of shares of common stock authorized for issuance under the 2020 Plan is 250,000 shares, subject to certain adjustments. No awards may be made under the 2020 Plan after the 10th anniversary of the date of shareholder approval of the 2020 Plan, and no incentive stock options may be granted after the 10th anniversary of the date of Board approval of the 2020 Plan. As of March 31, 2022, the number of securities remaining available for future issuance under the 2020 Plan is 115,667.

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

For the three months ended March 31, 2022 and 2021, the Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
(Amounts in 000’s)	2022	2021
Employee compensation:
Stock compensation expense	111	—
Shares repurchased for tax witholdings on vesting of restricted stock	(46)	—
Total employee stock-based compensation expense	$65	$—

For the three months ended March 31, 2022 and 2021, there were no issuances of warrants.

Restricted Stock

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2022:

	Number of Shares (000's)	Weighted Avg. Grant Date (per Share) Fair Value
Unvested, December 31, 2021	79	$12.99
Granted	24	$4.51
Vested	(29)	$13.01
Forfeited	(1)	$13.26
Unvested, March 31, 2022	73	$10.20

The remaining unvested shares at March 31, 2022 will vest over the next 3.8 years with $0.7 million in compensation expense  recognized over this period.

Common Stock Options

The following summarizes the Company’s employee and non-employee stock option activity for the three months ended March  31, 2022:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2021	13	$47.53	2.3	$—
Granted	24	$4.51	9.9	$—
Outstanding and Vested, March 31, 2022	37	$19.63	7.2	$—

At March 31, 2022, the Company’s had unrecognized compensation expense of $53,500 related to options. No stock options were granted during the three months ended March 31, 2021.

The following summary information reflects stock options outstanding, vested, and related details as of March 31, 2022:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested, March 31, 2021	Weighted Average Exercise Price
$15.72 - $47.99	13	2.7	$47.53	13	$47.53
$4.51	24	9.8	$4.51	—	$—
Total	37	8.9	$19.63	13	$47.53

Common Stock Warrants

The Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee of the Board. The Board administers the granting of warrants, determines the persons to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. No warrants were granted during the three months ended March 31, 2022 and 2021. The Company has no  unrecognized compensation expense related to common stock warrants as of March 31, 2022.

NOTE 11.	COMMITMENTS AND CONTINGENCIES

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

Professional and General Liability Claims

Claims on behalf of the Company’s Former Patients Prior to the Transition

As of March 31, 2022, the Company is a defendant in one professional and general liability action commenced on behalf of one of our former patients who received care at one of our facilities prior to the Transition. The plaintiff in this action alleges negligence due to failure to provide adequate and competent staff resulting in injuries, pain and suffering, mental anguish and malnutrition and seeks unspecified actual and compensatory damages, and unspecified punitive damages. This action is covered by insurance, except that any punitive damages awarded would be excluded from coverage.

Claims on behalf of the Company’s Prior or Current Tenant’s Former Patients after the Transition

As of March 31, 2022, the Company is a defendant in an aggregate of 10 additional professional and general liability actions. These 10 additional professional and general liability actions were commenced on behalf of former patients of our current or prior tenants. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing at the applicable facility operated by our tenants. These actions all relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator (and of which four such actions relate to events which occurred after the Company sold such facilities) and are subject to such operators’ indemnification obligations in favor of the Company. There is no assurance that our tenants will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.

As of December 31, 2021, the Company is a defendant in an aggregate of 13 professional and general liability actions which set forth claims relating to time periods after the Transition, on behalf of former patients of our current or prior tenants.

During the three months ended March 31, 2022, the following professional and general liability action (included in the 10 actions mentioned above) related to our current or former tenant’s former patients were filed against the Company.

On February 8, 2022, a negligence action was filed in the State of South Carolina, County of Sumter, in the Court of Common Pleas for the Third Judicial Circuit, by Ronald and Sarah Ross against affiliates of Symmetry Health Management (“Symmetry” or “Symmetry Healthcare”) and the Company, on behalf of, and alleging the wrongful sexual assault of a patient at the facility known as Blue Ridge of Sumter, which is operated by an affiliate of Symmetry. The plaintiff is seeking an unspecified amount actual damages, consequential damages, and punitive damages to be decided by Jury trial. The Company is indemnified by affiliates of Symmetry in this action. The Company believes that this action lacks merit against the Company and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in this action.

Dismissed Claims on behalf of the Company’s Prior or Current Tenant’s Former Patients after the Transition

On January 10, 2022, the State Court of Gwinnett County granted our motion to dismiss the Company and the Company’s Chief Executive Officer from a medical negligence and wrongful death action filed in the State Court of Gwinnett County, Georgia, against Wellington, other legal entities unaffiliated with the Company, the Company, and the Company’s Chief Executive Officer.

On January 13, 2022, the State Court of Chatham County, Georgia dismissed with prejudice a wrongful death action was filed on July 27, 2020, by Jerold Kaplan against affiliates of Peach Health and the Company, on behalf of, and alleging the wrongful death of a patient at the facility known as Oceanside Health and Rehab, which is operated by an affiliate of Peach Health. On July 27, 2020, The plaintiff is seeking an amount in excess of $10,000 for pain and suffering and damages and an unspecified amount of punitive damages. The Company was indemnified by affiliates of Peach Health in this action.

On February 24, 2022, the Superior Court of Laurens County State of Georgia dismissed with prejudice the civil action against Southland Healthcare and Rehabilitation Center et al, and all parties were released.

The Company established a self-insurance reserve for its professional and general liability claims, included within Accrued expenses on the Company’s consolidated balance sheets of $0.1 million and $0.2 million as of March 31, 2022 and December 31, 2021, respectively. Additionally, as of March 31, 2022 and December 31, 2021, $0.1 million and $0.1 million, respectively, was reserved for settlement amounts in Accounts payable on the Company’s consolidated balance sheets. For additional information regarding the Company’s self-insurance reserve, see Note 14 – Commitments and Contingencies in Part  II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report.

NOTE 12.	SEGMENT RESULTS

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

The table below presents the results of operations for our reporting segments for the periods presented.

	Three Months Ended March 31,			Three Months Ended March 31,
	2022	2022	2022	2021	2021	2021
(Amounts in 000’s)	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total
Revenues:
Patient care revenues	$—	$2,311	$2,311	$—	$2,690	$2,690
Rental revenues	4,065	—	4,065	4,081	—	4,081
Management fees	265	—	265	248	—	248
Other revenues	7	—	7	62	—	62
Total revenues	4,337	2,311	6,648	4,391	2,690	7,081
Expenses:
Patient care expense	—	2,343	2,343	—	2,203	2,203
Facility rent expense	1,341	298	1,639	1,342	298	1,640
Cost of management fees	179	—	179	165	—	165
Depreciation and amortization	607	6	613	648	2	650
General and administrative expense	1,020	103	1,123	899	137	1,036
Doubtful accounts (recovery) expense	1,711	50	1,761	—	40	40
Other operating expenses	289	40	329	232	—	232
Total expenses	5,147	2,840	7,987	3,286	2,680	5,966
Income (loss) from operations	(810)	(529)	(1,339)	1,105	10	1,115
Other expense (income) :
Interest expense, net	631	22	653	681	6	687
Other expense, net	935	—	935	407	—	407
Total other expense, net	1,566	22	1,588	1,088	6	1,094
Net (loss) income	$(2,376)	$(551)	$(2,927)	$17	$4	$21

Total assets for the Real Estate Services segment and Healthcare Services segment were $99.7 million and $2.9 million, respectively as of March 31, 2022. Total assets for the Real Estate Services segment and Healthcare Services segment were $102.5 million and $2.5 million, respectively as of December 31, 2021. The Healthcare Services segment includes the $1.5 million Medicaid overpayment and is recorded in Cash on the Company’s consolidated balance sheets in both periods.

NOTE 13.	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC.

Entry into Material Definitive Agreements

In May 2022, the Company entered into an Operations Transfer and Surrender Agreement by and between Lumber City Operations, LLC, a subsidiary of the Company (“Lumber City Operations”), and LC SNF, LLC (“LC SNF” or “Tenant”). Effective May 1, 2022, Lumber City Operations became the Department approved and licensed operator of the Lumber City Facility. Lumber City Operations also entered into a Management Agreement (the “Lumber City Management Agreement”) with Peach Health Group LLC (“Peach Health”), dated as of April 29, 2022, which engages Peach Health to provide for the overall management and day-to-day operation of the Lumber City Facility. The term of the Lumber City Management Agreement commences on May 1, 2022 and continues for a term of 6 months thereafter; the term may be extended upon a mutual agreement by both parties. Under the Lumber City Management Agreement, Lumber City Operations will pay Peach Health: (i) for months 1 through 6 of the term, a management fee of $22,000 per month; and (ii) for months 7 and after of the term, a management fee equal to 5% of net revenue. The Lumber City Management Agreement is subject to earlier termination as provided therein. The Lumber City Management Agreement also includes customary representations, covenants, termination provisions and indemnification obligations.

Also in May 2022, the Company entered into an Operations Transfer and Surrender Agreement by and between LaGrange Operations, LLC, a subsidiary of the Company (“LaGrange Operations”) and C.R. of LaGrange, LLC. Effective May 1, 2022, LaGrange Operations became the Department approved and licensed operator of the LaGrange Facility. LaGrange Operations also entered into a Management Agreement (the “LaGrange Management Agreement”) with Peach Health, dated as of April 29, 2022, which engaged Peach Health to provide for the overall management and day-to-day operation of the LaGrange Facility. The term of the LaGrange Management Agreement commences on May 1, 2022 and continues for a term of 6 months thereafter; the term may be extended upon a mutual agreement by both parties. Under the LaGrange Management Agreement, LaGrange Operations will pay Peach Health: (i) for months 1 through 6 of the term, a management fee of $25,000 per month; and (ii) for months 7 and after of the term, a management fee equal to 5% of net revenue. The LaGrange Management Agreement is subject to earlier termination as provided therein. The LaGrange Management Agreement also includes customary representations, covenants, termination provisions and indemnification obligations.

In April 2022, Meadowood Operations became the Department approved and licensed operator of the Facility. Meadowood Operations also entered into a Management Agreement (the Management Agreement) with Cavalier Senior Living Operations, LLC (“Cavalier”), which engages Cavalier to provide for the overall management and day-to-day operation of the Facility.

Under the Management Agreement, Meadowood Operations will pay Cavalier: (i) a management fee of $12,000 while the probationary license is active; and (ii) a start-up fee of $12,000. Upon termination of the probationary period by regulatory authorities, the parties will negotiate a monthly management fee for ongoing management and oversight of the Facility. The term of the Management Agreement commences on April 15, 2022, and continues for a term of two years thereafter, and shall continue in full force and effect for succeeding annual terms until such time as either party provides written notice of termination to the other party at least 90 days prior to the termination date. The Management Agreement is subject to earlier termination as provided therein. If the Management Agreement is terminated due to a sale of the Facility, then Meadowood Operations will pay an incentive fee to Cavalier equal to 1% of the purchase price, including any debt assumption. The Management Agreement also includes customary representations, covenants, termination provisions and indemnification obligations.

In addition to the foregoing and as previously disclosed, the Company has entered into a management agreement with Peach Health, effective October 1, 2021, to provide management consulting services for a 134-bed SNF located in Thunderbolt, Georgia. Affiliates of Peach Health also lease from the Company three facilities located in Georgia known as Oceanside Nursing and Rehabilitation Center, Savannah Beach Nursing and Rehabilitation Center and Advanced Healthcare of Twiggs County.

Termination of a Material Definitive Agreement

On May 1, 2022, the Company entered into a Lease Termination and Release Agreement among ADK Georgia, LLC, a subsidiary of the Company (“Landlord”), LC SNF and the Company pursuant to which the Sublease Agreement, dated as of October 22, 2014, by and between the Landlord and Tenant (as the same may have been amended, the “Lease”), regarding the SNF located at  Highway 19, Lumber City, Georgia, terminated, subject to Tenant’s timely payment to the Landlord of $545,690 representing unpaid rent and other amounts owing and due under the Lease, effective as of May 1, 2022.

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

Overview

Regional Health Properties, Inc., a Georgia corporation (“Regional Health” or “Regional” and, together with its subsidiaries, the “Company” or “we”), is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living. The Company’s business primarily consists of leasing and subleasing healthcare facilities, referred to as Skilled Nursing Facilities (SNF) and Assisted Living Facilities (ALF), to third-party tenants, which in turn operate the facilities.  third-party tenants, which in turn operate the facilities. The operators of the Company’s facilities provide a range of healthcare services to their patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

While the Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living, the Company, when business conditions require, may undertake portfolio stabilization measures, such as operating a previously leased facility as demonstrated by the following transactions.

Following the Wellington Lease Termination in January 2021, the Company commenced operating the Tara Facility, which facility comprises approximately 5.0% of the total amount of the Company’s licensed patient beds.

In May 2022, the Company entered into an Operations Transfer and Surrender Agreement by and between Lumber City Operations, LLC, a subsidiary of the Company (“Lumber City Operations”), and LC SNF, LLC (“LC SNF” or “Tenant”). Effective May 1, 2022, Lumber City Operations became the Department approved and licensed operator of the Lumber City Facility. Lumber City Operations also entered into a Management Agreement with Peach Health Group LLC (“Peach Health”), dated as of April 29, 2022, which engages Peach Health to provide for the overall management and day-to-day operation of the Lumber City Facility.

The term of the Lumber City Management Agreement commences on May 1, 2022 and continues for a term of 6 months thereafter; the term may be extended upon a mutual agreement by both parties. Under the Lumber City Management Agreement, Lumber City Operations will pay Peach Health: (i) for months 1 through 6 of the term, a management fee of $22,000 per month; and (ii) for months 7 and after of the term, a management fee equal to 5% of net revenue. The Lumber City

Management Agreement is subject to earlier termination as provided therein. The Lumber City Management Agreement also includes customary representations, covenants, termination provisions and indemnification obligations.

Also in May 2022, the Company entered into an Operations Transfer and Surrender Agreement by and between LaGrange Operations, LLC, a subsidiary of the Company (“LaGrange Operations”) and C.R. of LaGrange, LLC. Effective May 1, 2022, LaGrange Operations became the Department approved and licensed operator of the LaGrange Facility. LaGrange Operations also entered into a Management Agreement with Peach Health, dated as of April 29, 2022, which engaged Peach Health to provide for the overall management and day-to-day operation of the LaGrange Facility.

The term of the LaGrange Management Agreement commences on May 1, 2022 and continues for a term of 6 months thereafter; the term may be extended upon a mutual agreement by both parties. Under the LaGrange Management Agreement, LaGrange Operations will pay Peach Health: (i) for months 1 through 6 of the term, a management fee of $25,000 per month; and (ii) for months 7 and after of the term, a management fee equal to 5% of net revenue. The LaGrange Management Agreement is subject to earlier termination as provided therein. The LaGrange Management Agreement also includes customary representations, covenants, termination provisions and indemnification obligations.

In April 2022, Meadowood Operations became the Department approved and licensed operator of the Facility. Meadowood Operations also entered into a Management Agreement (the Management Agreement) with Cavalier Senior Living Operations, LLC (“Cavalier”), which engages Cavalier to provide for the overall management and day-to-day operation of the Facility.

Under the Management Agreement, Meadowood Operations will pay Cavalier: (i) a management fee of $12,000 while the probationary license is active; and (ii) a start-up fee of $12,000. Upon termination of the probationary period by regulatory authorities, the parties will negotiate a monthly management fee for ongoing management and oversight of the Facility. The term of the Management Agreement commences on April 15, 2022, and continues for a term of two years thereafter, and shall continue in full force and effect for succeeding annual terms until such time as either party provides written notice of termination to the other party at least 90 days prior to the termination date. The Management Agreement is subject to earlier termination as provided therein. If the Management Agreement is terminated due to a sale of the Facility, then Meadowood Operations will pay an incentive fee to Cavalier equal to 1% of the purchase price, including any debt assumption. The Management Agreement also includes customary representations, covenants, termination provisions and indemnification obligations.

Risks and Uncertainties

The portfolio stabilization measure discussed above expose the Company directly to all the risks our tenants face as discussed in this “Risk and Uncertainties” section and “Risks Related to Our Business and Industry - Our portfolio stabilization measures expose the Company to the various risks facing our tenants in Part I, Item 1.A, Risk Factors in the Annual Report.

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines, and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business during the three months ended March 31, 2022, and we expect it will continue to adversely affect our business in the near future and beyond, for a variety of reasons, including those discussed below and elsewhere in this Quarterly Report.

As of May 16, 2022, the Company is aware that each of our facilities has previously reported one or more positive cases of COVID-19 among the residents and/or operator employee populations. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment, processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to SNFs, and higher hospital re-admittances from SNFs.

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

While the Company has received approximately 64% of its anticipated fixed monthly rental receipts from tenants for the three months ended March 31, 2022, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness.

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

Portfolio

The following table provides summary information regarding the number of facilities and related licensed beds/units as of March 31, 2022:

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

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation as of March 31, 2022:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management (4)	6	689
Aspire	5	390
Peach Health Group	3	266
Symmetry Healthcare	2	180
Beacon Health Management (5)	2	212
Vero Health Management	1	106
Empire (2)	1	208
Subtotal	20	2,051
Regional Health Managed	3	332
Regional Health Operated (3)	1	134
Total	24	2,517

(1)	Represents the number of facilities leased or subleased to separate tenants, of which each tenant is an affiliate of the entity named in the table above.
(2)	Effective January 1, 2021, the Company entered into the PS Sublease with an affiliate of Empire for the Powder Springs Facility.
(3)

Effective January 1, 2021, Regional began operating the Tara Facility and entered into a Management Agreement with Vero Health under which Vero Health provided management consulting services for the Tara Facility. Effective October 1, 2021, Peach Health will provide management consulting services for the Tara Facility.

(4)

In May 2022, the Company entered into an Operations Transfer and Surrender Agreement by and between LaGrange Operations, LLC, a subsidiary of the Company (LaGrange Operations) and C.R. of LaGrange, LLC.

(5)

In May 2022, the Company entered into an Operations Transfer and Surrender Agreement by and between Lumber City Operations, LLC, a subsidiary of the Company (Lumber City Operations), and LC SNF, LLC (“LC SNF”).

For a more detailed discussion of the above information, see Note 6 – Leases. Additionally, see “Portfolio of Healthcare Investments” included in the Annual Report.

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Twelve Months Ended
Operating Metric (1)	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022
Occupancy (%)	67.7%	66.7%	65.1%	65.1%

(1)	Excludes three managed facilities in Ohio.

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown as of March 31, 2022:

		Licensed Beds		Annual Lease Revenue (1)
	Number of Facilities	Amount	Percent (%)	Amount '000's	Percent (%)
2023	1	62	3.0%	$263	1.9%
2024	1	126	6.1%	965	6.8%
2025	2	269	13.1%	2,219	15.6%
2026	—	—	0.0%	—	0.0%
2027(2)	5	526	30.3%	3,098	26.9%
2028	4	328	16.0%	2,352	16.6%
2029(2)	1	106	5.2%	538	3.8%
Thereafter	4	410	20.0%	2,093	18.4%
Total	17	1,736	100.0%	$11,528	100.0%

(1)	Straight-line rent.
(2)	Please reference Note 6 for discussions regarding lease terminations

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

For a discussion of our critical accounting policies, see Note 1 – Organization and Significant Accounting Policies.

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

	Three Months Ended March 31,
(Amounts in 000’s)	2022	2021	Percent Change (*)
Revenues:
Patient care revenues	$2,311	$2,690	(14.1)%
Rental revenues	4,065	4,081	(0.4)%
Management fees	265	248	6.9%
Other revenues	7	62	(88.7)%
Total revenues	6,648	7,081	(6.1)%
Expenses:
Patient care expense	2,343	2,203	6.4%
Facility rent expense	1,639	1,640	-0.1%
Cost of management fees	179	165	8.5%
Depreciation and amortization	613	650	(5.7)%
General and administrative expenses	1,123	1,036	8.4%
Doubtful accounts expense	1,761	40	NM
Other operating expenses	329	232	41.8%
Total expenses	7,987	5,966	15.4%
Loss (income from operations)	(1,339)	1,115	NM
Other expense (income) :
Interest expense, net	653	687	(4.9)%
Other expense, net	935	407	129.7%
Total other expense, net	1,588	1,094	45.2%
Net (loss) income	$(2,927)	$21	NM

*Not meaningful (“NM”).

Three Months Ended March 31, 2022 and 2021

Patient care revenues—Patient care revenues for our new Healthcare Services segment, as a result of the Company operating the Tara Facility, were $2.3 million for the three months ended March 31, 2022, compared to $2.7 million in for the same period in 2021. The 14.1% decrease is primarily due to lower occupancy in the current year.

Rental revenues—Rental revenue for our Real Estate Services segment was relatively unchanged at a decrease of approximately $0.01 million to $4.07 million for the three months ended March 31, 2022, compared with $4.08 million for the same period in 2021.

Other revenues—Other revenues for our Real Estate Services segment decreased by approximately $0.055 million to $0.062 million for the three months ended March 31, 2022, compared to the same period in 2021. The cause of the decrease is due to an operator - Symmetry, paying rent in arrears as part of a past due settlement in 2022. Therefore, no revenue was recognized for the 2022 period due to their current payment status.

Patient care expense—Patient care expense was $2.34 million for the three months ended March 31, 2022 compared with $2.20 million for the same period in 2021. The current period expense increase of $0.14 million was due primarily to increased utilization of agency staffing, a component of the cost of the Company’s new operation of the Tara Facility for our new Healthcare Services reporting segment.

Facility rent expense—Facility rent of $1.64 million remained approximately the same for the three months ended March 31, 2022 and 2021 since rent expense is recognized on a straight-line basis.

Depreciation and amortization—Depreciation and amortization was $0.61 million for the three months ended March 31, 2022, compared to $0.65 million for the same period in 2021. A greater amount of fully depreciated equipment and computer related assets in the current year was the primary driver of the decrease.

	Three Months Ended March 31,
(Amounts in 000’s)	2022	2021	Percent Change (*)
General and administrative expenses:
Real Estate Services	$1,020	$899	13.5%
Healthcare Services	103	137	(24.8)%
Total	$1,123	$1,036	8.4%

*	Not meaningful (“NM”).

General and administrative expenses— General and administrative expenses increased by 8.4% to $1.12 million for the three months ended March 31, 2022 compared with $1.04 million for the same period in 2021. This increase is primarily due to the recognition of stock-based compensation in 2022.

Doubtful accounts expense— The current period expense is due to a $1.8 million provision for doubtful accounts recorded for non-payment of rent attributable to the conversion of tenant operator to owner operator facilities and the impairment of straight-line rent associated with the lease terminations.

	Three Months Ended March 31,
(Amounts in 000’s)	2022	2021	Percent Change (*)
Other operating expenses:
Real Estate Services	$289	$232	24.6%
Healthcare Services	40	—	NM
Total	$329	$232	41.8%

Other operating expenses — Other operating expenses increased by approximately $0.1 million, to $0.329 million for the three months ended March 31, 2022, compared with $0.232 million for the same period in 2021. The increase was due to professional and legal services related to business transition transactions.

Other expense, net— Other expense, net increased by approximately $0.53 million, to $1.0 million, for the three months ended March 31, 2022. These expenses are related to professional and legal services incurred for evaluation and assistance with possible opportunities that improve the Company’s capital structure.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months following the date of this filing. At March 31, 2022, the Company had $4.5 million in unrestricted cash, including a Medicaid overpayment of $1.5 million received on September 30, 2021, which the Company expects to repay in the near future.

During the three months ended March 31, 2022, the Company’s cash flow from operations was negative $1.6 million primarily due to unpaid rent payments. Management anticipates collecting a portion of the past due rent after the filing date and is currently negotiating  various methods to collect the remaining unpaid rent. Cash flow from operations in the future, will be subject operating performance of the new management agreements with Peach Health as well as continued uncertainty of the COVID-19 pandemic and its impact on the Company’s business, financial condition and results of operations.

As of March 31, 2022, Regional recorded an estimated allowance of $0.8 million against a rent receivable of $2.3 million. Additionally, the Company recorded $0.1 million in debt recovery due to collections exceeding our December 31, 2021 estimated allowance.

During the three months ended March 31, 2022, the Company recognized approximately $0.5 million of variable rent for the Powder Springs Facility and, as of the date of filing this Quarterly Report, has collected all of such variable rent replacing approximately $0.5 million of cash rent previously anticipated from the Wellington Tenant. The Tara Facility operations performance during the three ended March 31, 2022 has been insufficient to cover any of the rent the Company is obligated to pay under its lease.

As of March 31, 2022, the Company had $52.9 million in indebtedness, net of $1.3 million deferred financing, and unamortized discounts. The Company anticipates net principal repayments of approximately $2.3 million during the next twelve-month period, approximately $1.7 million of routine debt service amortization, $0.5 million of current maturities of other debt (including $0.1 million related to insurance financing for the Tara Facility operations), and a $0.1 million payment of bond debt.

In September 2021, the Company and the Exchange Bank of Alabama executed a $5.1 million Promissory Note with a 3.95% annual fixed interest rate and maturity date of October 10, 2026. The Coosa Credit Facility refinanced $5.1 million prime + 1.5% variable interest rate debt owed to Metro City Bank with a maturity date of January 31, 2036. The Coosa Credit Facility is secured by the assets of Coosa, which includes the Coosa Facility and the assets of Meadowood which includes the Meadowood Facility. The Company incurred approximately $0.1 million in new deferred financing fees and expensed approximately $0.1 million deferred financing fees associated with the Coosa MCB Loan.

Debt Modification

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

In early 2020, the Company began on-going efforts to investigate alternatives to retire or refinance our outstanding debt of Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise.  Costs associated with these efforts have been expensed as incurred in Other expense, net and were $0.9 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

In February 2022, the Company commenced an offer to exchange (the “Exchange Offer”) any and all of its outstanding 10.875% Series A Cumulative Redeemable Preferred Shares for newly issued shares of the Company’s 12.5% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Stock”). The Exchange Offer will expire on May 31, 2022, as extended, unless re-extended or earlier terminated by the Company. The Exchange Offer is the culmination of on-going efforts to investigate alternatives to retire or refinance our outstanding Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise.

Series A Preferred Dividend Suspension

On June 8, 2018, the Board indefinitely suspended quarterly dividend payments with respect to the Series A Preferred Stock. As of March 31, 2022, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $39.1 million of undeclared preferred stock dividends in arrears. The Board believes that the dividend suspension will provide the Company with additional funds to meet, in part, its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.20 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Debt Covenant Compliance

As of March 31, 2022, the Company was in compliance with the various financial and administrative covenants under the Company’s outstanding credit related instruments.

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

For additional information regarding the Company’s liquidity, see Note 2 – Liquidity and Note 8 – Notes Payable and other debt.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
(Amounts in 000’s)	2022	2021
Net cash (used) provided by operating activities	$(1,579)	$2,350
Net cash used in investing activities	(80)	(33)
Net cash used in financing activities	(673)	(642)
Net change in cash and restricted cash	(2,332)	1,675
Cash and restricted cash at beginning of period	9,848	7,492
Cash and restricted cash, ending	$7,516	$9,167

Three Months Ended March 31, 2022

Net cash used by operating activities — was approximately $1.6 million. The negative cash flow from operating activities was primarily caused by nonpayment of rent from C-Ross and Symmetry as well as the impairment of straight-line associated with the lease terminations.. The use of cash resulted from nonpayment of rent collected of $1.3 million, $1.1 million from an impairment of straight-line rent offset by $.9 million increase in accounts payables.

Net cash used in investing activities — was approximately $0.08 million. This capital expenditure was for computer hardware, software and furniture and fixtures for the Tara Facility.

Net cash used in financing activities—was approximately $0.7 million. The cash was used to make routine payments totaling $0.4 million for our Senior debt obligations, $0.2 million for Other debt, and approximately $.1 million for the payment of taxes due on the exercise of employee restricted share awards (net settlement option).

Three Months Ended March 31, 2021

Net cash provided by operating activities—was approximately $2.4 million, primarily due to changes in working capital, consisting of our collection of rent arrears from the Wellington Lease Termination and income from operations less noncash charges (primarily, depreciation and amortization and lease revenue in excess of cash rent received). The cash provided primarily reflects the collection of $3.1 from the Wellington Lease Termination, off-set by payment of $1.0 bed tax arrears for the Powder Springs Facility.

Net cash used in investing activities— for the three months ended March 31, 2021 was approximately $0.03 million. This capital expenditure was for computer hardware, software and furniture and fixtures for the Tara Facility.

Net cash used in financing activities—approximately $0.6 million for the three months ended March 31, 2021. This is the result of routine repayments of approximately $0.3 million towards our senior debt obligations and $0.3 million toward our current insurance funding of other debt for the Tara Facility.

Off-Balance Sheet Arrangements

Guarantee

The Company subleased five facilities located in Ohio to the Aspire Sublessees, formerly affiliated with MSTC Development Inc., pursuant to the Aspire Subleases, whereby the Aspire Sublessees took possession of, and commenced operating, the Aspire Facilities as subtenant. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at March 31, 2022. For further information see Note 6 – Leases, and also and Note 6 – Leases included in the Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Disclosure in response to Item 3. of Form 10-Q is not required to be provided by smaller reporting companies.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based on such evaluation, our management have concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective.

Our management believes a material weakness exists in our internal controls over financial reporting as of March 31, 2022 because we lack the necessary corporate accounting resources in our financial reporting processing and accounting functions as a result of recent departures of certain accounting and financial reporting personnel. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management will seek to remediate the material weakness described above through hiring qualified accounting and financial reporting personnel to replace the personnel who departed.  Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.	Legal Proceedings.

The Company is a defendant in various legal actions and administrative proceedings arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to patients. Although the Company settles cases from time to time when settlement can be achieved on a reasonable basis, the Company vigorously defends any matter in which it believes the claims lack merit and the Company has a reasonable chance to prevail at trial or in arbitration. Litigation is inherently unpredictable. There is no assurance that the outcomes of these matters will not have a material adverse effect on the Company’s financial condition. Although arising in the ordinary course of the Company's business, certain of these matters are described in “Note 11 - Commitments and Contingencies.

The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. See “Risks Related to Our Business - If we are unable to resolve our professional and general liability claims on terms acceptable to us, then it could have a material adverse effect on our business, financial condition and results of operation” in Part I, Item 1A, Risk Factors in the Annual Report.

On February 8, 2022, a negligence action was filed in the State of South Carolina, County of Sumter, in the Court of Common Pleas for the Third Judicial Circuit, by Ronald and Sarah Ross against affiliates of Symmetry Healthcare, and the Company, on behalf of, and alleging the wrongful sexual assault of a patient at the facility known as Blue Ridge of Sumter, Regional’s facility located in Sumter, South Carolina, which is operated by an affiliate of Symmetry Healthcare. The plaintiff is seeking an unspecified amount actual damages, consequential damages, and punitive damages to be decided by Jury trial. The Company is indemnified by affiliates of Symmetry Healthcare in this action. The Company believes that this action lacks merit against the Company and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in this action.

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

The Company established a self-insurance reserve for its professional and general liability claims, included within “Accrued expenses” on the Company’s consolidated balance sheets of $0.1 million and $0.2 million at March 31, 2022 and December 31, 2021, respectively. Additionally as of March 31, 2022 and December 31, 2021, $0.1 million and $0.1 million, respectively, was reserved for settlement amounts in Accounts payable on the Company’s consolidated balance sheets. For additional information regarding the Company’s self-insurance reserve, see Note 14 – Commitments and Contingencies included in the Annual Report.

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

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business during the three months ended March 31, 2022, and we expect it will continue to adversely affect our business in the near future and beyond, for a variety of reasons, including those discussed below and elsewhere in this Quarterly Report.

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

While the Company has received approximately 64% of its anticipated monthly rental receipts from tenants for the three months ended March 31, 2022, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness.

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

As of March 31, 2022, we had approximately $52.8 million, net of $1.3 million deferred financing and unamortized discounts, in indebtedness. We may also obtain additional short-term and long-term debt to meet future capital needs, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

The Board suspended dividend payments with respect to the Series A Preferred Stock, commencing with the fourth quarter of 2017, and determined to continue such suspension indefinitely in June 2018. No dividends have been declared or paid with respect to the Series A Preferred Stock since the third quarter of 2017. As a result of such suspension, as of the date of filing of this Quarterly Report the Company has $39.1 million of undeclared preferred stock dividends in arrears, with respect to the Series A Preferred Stock, whose annual dividend rate has increased to 12.875% commencing with the fourth quarter of 2018. For further information see Note 9 – Common and Preferred Stock.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On May 26, 2022, the Board of Directors of the Company appointed Paul O’Sullivan, the Company’s Vice President, to serve as the Company’s principal financial officer and principal accounting officer, effective immediately.

Mr. O’Sullivan, age 44, has served as the Company’s Vice President since December  2020.  From 2017 to 2020, Mr. O’Sullivan served as the Vice President of Asset Management at Formation Development Group, which builds senior housing facilities. From 2014 to 2017, Mr. O’Sullivan worked as a financial analyst for CSG Advisors, a municipal bond advisory company.  Mr. O’Sullivan earned his MBA from Georgia State University, and holds a CPA license and a CFA designation.

The Company does not have an employment agreement with Mr. O’Sullivan. He will not receive any additional compensation for serving as the Company’s principal financial officer and principal accounting officer. Since January 1, 2021, Mr. O’Sullivan has earned compensation of approximate $181,249 in cash and $22,550 in company stock for his service as the Company’s Vice President.

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

3.2	Certificate of Merger, effective September 29, 2017	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective December 31, 2018	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K12 filed on December 28, 2018

3.4	Amended and Restated Bylaws of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

4.1	Form of Common Stock Certificate of Regional Health Properties, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

4.2	Description of Regional Health Properties, Inc. Capital Stock	Incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

4.3*	AdCare Health Systems, Inc. 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.4*	AdCare Health Systems, Inc. 2020 Stock Incentive Plan	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 17, 2020

4.5*	Form of Non-Statutory Stock Option Agreement (2011 Equity Plan)	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.6*	Form of Incentive Stock Option Agreement (2011 Equity Plan)	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.7*	Form of Restricted Common Stock Agreement –Non Employee Director (2020 Equity Plan)	Incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

4.8*	Form of Restricted Common Stock Agreement –Employee (2020 Equity Plan)	Incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

4.9	Form of Warrant to Purchase Common Stock of the Company (2011 Equity Plan)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-175541)

4.10	Warrant to Purchase 50,000 Shares of Common Stock, dated December 28, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

4.11	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Incorporated by reference to Exhibit 10.23.2 of the Registrant’s Annual Report on Form 10-KSB as amended March 31, 2008

Exhibit No.	Description	Method of Filing

10.1	Lease, dated as of January 1, 2021, by and between ADK Georgia, LLC and PS Operator, LLC.	Incorporated by reference to Exhibit 10.245 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020

10.2	Management Consulting Services Agreement, dated as of January 1, 2021 by and between Vero Health Management, LLC, and Tara Operator, LLC.	Incorporated by reference to Exhibit 10.246 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020

10.3

Agreement Regarding Leases, dated as of On December 1, 2020, by and between Regional Health Properties, Inc., and 3223 Falligant Avenue Associates, L.P., 3460 Powder Springs Road Associates, L.P., Wellington Healthcare Services II, L.P. and Mansell Court Associates LLC.

Incorporated by reference to Exhibit 10.247 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020

10.4*	Employment Agreement, dated July 1, 2021, by and among Regional Health Properties, Inc. and Brent Morrison.

Incorporated by reference to Exhibit 10.229 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-4 filed by Regional Health Properties, Inc. on July 2, 2021 (File No. 333-256667).

10.5	Management Agreement, dated as of September 22, 2021, by and between Peach Health Group, LLC and Tara Operator, LLC.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on September 27, 2021

10.6	Promissory Note, dated as of September 30, 2021, by and between Coosa Nursing, LLC and the Exchange Bank of Alabama.	Incorporated by reference to Exhibit 4.17 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2021

10.7	Extension and Modification Agreement, dated as of October 01, 2021, by and between Meadowood Holdings Property, LLC and the Exchange Bank of Alabama.	Incorporated by reference to Exhibit 4.18 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2021

10.8	Second Renewal Amended and Restated Promissory Note, dated as of August 17, 2021, by and between Regional Health Properties, Inc. and KeyBank National Association.	Incorporated by reference to Exhibit 4.19 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2021

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Furnished herewith

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

*	Identifies a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	May 31, 2022	/s/ Brent Morrison
Brent Morrison
Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 31, 2022	/s/ Paul O’Sullivan
Paul O’Sullivan
Vice President