Form 10-Q
period 2022-06-30
REGIONAL HEALTH PROPERTIES, INC
filed 2022-08-23
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 23, 2022 the registrant had 1,768,720 shares of common stock, no par value, outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Property and equipment, net	$49,072	$50,127
Cash	2,616	6,792
Restricted cash	2,908	3,056
Accounts receivable, net of allowance of $759 and $177	4,323	2,145
Prepaid expenses and other	1,228	460
Notes receivable	319	362
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	122	134
Right-of-use operating lease assets	27,151	29,909
Goodwill	1,585	1,585
Lease deposits and other deposits	398	398
Straight-line rent receivable	7,371	8,257
Total assets	$99,564	$105,696
LIABILITIES AND EQUITY
Senior debt, net	$45,278	$46,043
Bonds, net	6,117	6,239
Other debt, net	1,275	594
Accounts payable	4,429	3,749
Accrued expenses	5,444	4,987
Operating lease obligation	29,460	32,059
Other liabilities	1,348	1,629
Total liabilities	93,351	95,300

Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,769 and 1,775 shares issued and 1,760 and 1,775 shares outstanding at June 30, 2022 and December 31, 2021, respectively	62,584	62,515
Preferred stock, no par value; 5,000 shares authorized; 2,812 shares issued and outstanding, redemption amount $70,288 at June 30, 2022 and December 31, 2021	62,423	62,423
Accumulated deficit	(118,794)	(114,542)
Total stockholders’ equity	6,213	10,396
Total liabilities and stockholders’ equity	$99,564	$105,696

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Patient care revenues	$4,570	$2,445	$6,881	$5,135
Rental revenues	3,261	3,763	7,326	7,844
Management fees	255	247	519	495
Other revenues	7	13	14	75
Total revenues	8,093	6,468	14,740	13,549
Expenses:
Patient care expense	4,222	2,255	6,564	4,457
Facility rent expense	1,634	1,639	3,274	3,279
Cost of management fees	144	150	319	315
Depreciation and amortization	606	652	1,219	1,302
General and administrative expense	921	952	2,054	1,995
Doubtful accounts expense	466	37	2,227	77
Other operating expenses	629	297	968	536
Total expenses	8,622	5,982	16,625	11,961
(Loss) income from operations	(529)	486	(1,885)	1,588
Other expense:
Interest expense, net	639	666	1,291	1,353
Other expense, net	157	323	1,076	717
Total other expense, net	796	989	2,367	2,070
Net loss	$(1,325)	$(503)	$(4,252)	$(482)
Preferred stock dividends - undeclared	(2,249)	(2,249)	(4,498)	(4,498)
Net Loss attributable to Regional Health Properties, Inc. common stockholders	$(3,574)	$(2,752)	$(8,750)	$(4,980)
Net loss per share of common stock attributable to Regional Health Properties, Inc.
Basic and diluted:	$(2.02)	$(1.62)	$(4.93)	$(2.94)
Weighted average shares of common stock outstanding:
Basic and diluted	1,768	1,697	1,775	1,692

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

(Unaudited)

	Shares of Common Stock	Shares of Preferred Stock	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock		Accumulated Deficit	Total
Balances, December 31, 2021	1,775	2,812	(1)	$62,515	$62,423		$(114,542)	$10,396
Restricted stock issuance	24	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	111	—	—	—	111
Exercise of restricted share awards net settlement option	—	—	(8)	(46)	—	—	—	(46)
Net loss	—	—	—	—	—		(2,927)	(2,927)
Balances, March 31, 2022	1,799	2,812	(9)	$62,580	$62,423		$(117,469)	$7,534
Forfeitures of stock-based awards	(30)	—	—	4	—	—	—	4
Net loss	—	—	—	—	—		(1,325)	(1,325)
Balances, June 30, 2022	1,769	2,812	(9)	$62,584	$62,423		$(118,794)	$6,213

	Shares of Common Stock	Shares of Preferred Stock	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2020	1,688	2,812	—	$62,041	$62,423	$(113,360)	$11,104
Net income	—	—	—	—	—	21	21
Balances, March 31, 2021	1,688	2,812	—	$62,041	$62,423	$(113,339)	$11,125
Stock-based compensation	39	—	—	123	—	—	123
Exercise of restricted share awards net settlement option	(1)	—	—	(7)	—	—	(7)
Treasury shares, no par value	1	—	—	—	—	—	—
Net loss	—	—	—	—	—	(503)	(503)
Balances, June 30, 2021	1,727	2,812	—	$62,157	$62,423	$(113,842)	$10,738

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,252)	$(482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,219	1,302
Stock-based compensation expense	115	123
Rent expense in excess of cash paid	153	34
Rent revenue in excess of cash received	(73)	(1,229)
Amortization of deferred financing costs, debt discounts and premiums	44	55
Bad debt expense	2,227	77
Changes in operating assets and liabilities:
Accounts receivable	(3,446)	637
Prepaid expenses and other assets	358	244
Accounts payable and accrued expenses	1,138	1,471
Other liabilities	(281)	155
Net cash (used) provided by operating activities	(2,798)	2,387
Cash flows from investing activities:
Purchase of property and equipment	(152)	(74)
Net cash used in investing activities	(152)	(74)
Cash flows from financing activities:
Payment of senior debt	(806)	(1,078)
Payment of other debt	(572)	(121)
Proceeds from other debt	50	—
Repurchase of common stock	(46)	(7)
Net cash used in financing activities	(1,374)	(1,206)
Net change in cash and restricted cash	(4,324)	1,107
Cash and restricted cash, beginning	9,848	7,492
Cash and restricted cash, ending	$5,524	$8,599

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash interest paid	$1,256	$1,435
Supplemental disclosure of non-cash activities:
Vendor-financed insurance	$1,078	$867

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2022

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

In July 2022, Thomasville Operations, LLC a subsidiary of the company ("Thomasville Operations"), entered into an Operations Transfer Agreement with C.R of Thomasville, LLC. The Change Of Ownership application has been submitted to the Department of Community Health ("DCH or "the Department") for approval.

In May 2022, Lumber City Operations, LLC a subsidiary of the Company (“Lumber City Operations”), entered into an Operations Transfer and Surrender Agreement with LC SNF, LLC (“LC SNF”). Effective May 1, 2022, Lumber City Operations became the DCH approved and licensed operator of the Lumber City Facility. In April 2022, Lumber City Operations also entered into a Management Agreement with Peach Health Group LLC (“Peach Health”), pursuant to which Peach Health provides for the overall management and day-to-day operation of the Lumber City Facility. The term of the Lumber City Management Agreement commenced on May 1, 2022 and continues for a term of 6 months thereafter; the term may be extended upon a mutual agreement by both parties. Under the Lumber City Management Agreement, Lumber City Operations will pay Peach Health: (i) for months 1 through 6 of the term, a management fee of $22,000 per month; and (ii) for months 7 and after of the term, a management fee equal to 5% of net revenue. The Lumber City Management Agreement is subject to earlier termination as provided therein. The Lumber City Management Agreement also includes customary representations, covenants, termination provisions and indemnification obligations.

Also in May 2022, LaGrange Operations, LLC, a subsidiary of the Company (“LaGrange Operations”) entered into an Operations Transfer and Surrender Agreement with C.R. of LaGrange, LLC. Effective May 1, 2022, LaGrange Operations became the Department approved and licensed operator of the LaGrange Facility. LaGrange Operations also entered into a Management Agreement with Peach Health, dated as of April 29, 2022, pursuant to which Peach Health provides for the overall management and day-to-day operation of the LaGrange Facility. The term of the LaGrange Management Agreement commenced on May 1, 2022 and continues for a term of 6 months thereafter; the term may be extended upon a mutual agreement by both parties. Under the LaGrange Management Agreement, LaGrange Operations will pay Peach Health: (i) for months 1 through 6 of the term, a management fee of $25,000 per month; and (ii) for months 7 and after of the term, a management fee equal to 5% of net revenue. The LaGrange Management Agreement is subject to earlier termination as provided therein. The LaGrange Management Agreement also includes customary representations, covenants, termination provisions and indemnification obligations.

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

Effective January 1, 2021, the Company terminated the subleases for two SNFs located in Georgia with affiliates of Wellington, the Company commenced operating the Tara facility, a previously subleased 134-bed SNF located in Thunderbolt, Georgia and entered into a new sublease agreement with an affiliate of Empire for the Powder Springs Facility, a 208-bed SNF located in Powder Springs, Georgia.

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

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines, and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread have adversely affected our business during the six months ended June 30, 2022 , and we expect it will continue to adversely affect our business in the near future and beyond, for a variety of reasons, including those discussed below and elsewhere in this Quarterly Report.

As of August 22, 2022, the Company is aware that each of our facilities has previously reported one or more positive cases of COVID-19 among the residents and/or operator employee populations. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment, processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to SNFs, and higher hospital re-admittances from SNFs.

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

While the Company has received approximately 73% of its anticipated fixed monthly rental receipts from tenants for the three months ended June 30, 2022, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness.

On November 5, 2021, the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”) published COVID-19 Health Care Staff Vaccination requirements that most Medicare- and Medicaid-certified providers and suppliers must meet in order to participate in the Medicare and Medicaid programs. This emergency regulation was effective immediately and requires employees at Medicare and Medicaid-participating facilities and employers with more than 100 employees to be vaccinated. Some states have also issued their own orders to employers and healthcare providers that may or may not align with federal directives. The legality of both federal and state vaccine mandates will likely be decided by the courts. Until pending laws and regulations related to vaccine mandates are both finalized and adjudicated, our tenants will continue to manage in different ways, from mandating vaccines for all employees to waiting to see how the issue is ultimately resolved. The mandates, as presently written, may cause disruption to tenants’ operations if employees refuse vaccination and are terminated, and our tenants are not able to replace them in a timely manner or experience increased costs to do so.

To help offset these costs as well as occupancy declines, various relief programs have been enacted by federal and state governments, which have provided, and we expect will continue to provide, some payments to our tenants, subject to the programs’ respective terms and conditions. In 2020 Congress enacted a series of economic stimulus and relief measures through the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”) and the Consolidated Appropriations Act, 2021 (“CAA”). In total, the CARES Act, the PPPHCE Act, and the CAA authorized $178 Billion in funding to be distributed to healthcare providers through the Public Health and Social Services Emergency Fund (“Provider Relief Fund”). These funds are intended to reimburse eligible providers for healthcare-related expenses or lost revenues attributable to COVID-19. Recipients are not required to repay Provider Relief Fund payments as long as they attest to and comply with certain terms and conditions, including reporting requirements, limitations on balance billing, and not using Provider Relief Fund payments to reimburse expenses or losses that other sources have reimbursed or are obligated to reimburse. In early November 2021, the U.S. Department of Health and Human Services ("HHS") closed the application portal for its Phase 4 allocation of approximately $17 billion of Provider Relief Funds and an allocation of approximately $8.5 billion in American Rescue Plan (“ARP”) resources for providers serving patients living in rural areas. On December 16, 2021, the Health Resources and Services Association ("HRSA") began distributing Phase 4 general distribution payments, and on November 23, 2021, it began distributing ARP rural payments. We expect that our tenants pursued additional funding from these allocations and will pursue any future funding that may become available, though there can be no assurance that our tenants will qualify for, or receive, any Phase 4 or American Rescue Plan, or any future, funding.

The CARES Act and related legislation include other provisions offering financial relief. This includes Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payment of Medicare funds in order to increase cash flow to providers. These payments are loans that providers must repay. Additionally, the CMS suspended Medicare sequestration payment adjustments from May 1, 2020, through December 31, 2021, which would have otherwise reduced payments to Medicare providers by 2 percent, but also extended sequestration through 2030. In addition to offering economic relief to individuals and businesses, the CARES Act and related legislation include provisions intended to expand coverage of COVID-19 testing and preventative services, address healthcare workforce needs, ease restrictions on telehealth services during the crisis, and ease other legal and regulatory burdens on healthcare providers. Due to recent enactment of the CARES Act, the PPPHCE Act, and the CAA, there is still a high degree of uncertainty surrounding their implementation, and the public health emergency continues to evolve.

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

We also do not know the number of facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19. While we have requested reporting case numbers from our operators and the CMS has required additional reporting by operators, we may not receive accurate information on the number of cases, which could result in a delay in reporting. We expect to see continued increased clinical protocols for infection control within facilities and increased monitoring of employees, guests and other individuals entering facilities; however, we do not yet know if future reimbursement rates in combination with the various relief programs that have been made available will be sufficient to cover the increased costs of enhanced infection control and monitoring. The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the ultimate duration, spread and intensity of the outbreak, which may depend on factors such as the development and implementation of an effective vaccine and treatments for COVID-19, government funds and other support for the senior care sector and the efficacy of other policies and measures that may mitigate the impact of the pandemic, all of which are uncertain and difficult to predict. Due to these uncertainties, we are unable at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

Revenue Recognition and Allowances

Patient Care Revenue. ASC Topic 606, Revenue from Contracts with Customers requires a company to recognize revenue when the company transfers control of promised goods and services to a customer. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. Revenue from our Healthcare Services business segment is derived from services rendered to patients in the LaGrange, Lumber City, Meadowood and Tara Facilities. The Company receives payments from the following sources for services rendered in our facilities: (i) the federal government under the Medicare program administered by the CMS; (ii) state governments under their respective Medicaid and similar programs; (iii) commercial insurers; and (iv) individual patients and clients. The vast majority of the revenue the Company has recognized is from government sources. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and other price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. The Company recognizes revenue at the amount that reflects the consideration the Company expects to receive in exchange for the services provided. These amounts are due from residents or third-party payors and include variable consideration for retroactive adjustments from estimated reimbursements, if any, under reimbursement programs. Performance obligations are determined based on the nature of the services provided. Revenue is recognized as performance obligations are satisfied. Estimated uncollectable amounts due from patients are generally considered implicit price concessions that are a direct reduction to net operating revenues.

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

Allowances. The Company assesses the collectability of its rent receivables, including straight-line rent receivables, working capital loans to tenants and patient reimbursement. The Company bases its assessment of the collectability of rent receivables and working capital loans to tenants on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company’s evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments or payments on a working capital loan, then the Company provides a reserve against the recognized straight-line rent receivable asset or working capital loan for the portion that we estimate may not be recovered. Payments received on impaired loans are applied against the allowance. If the Company changes its assumptions or estimates regarding the collectability of future rent payments, then the Company may adjust its reserve to the rental or interest revenue recognized in the period the Company makes such change. See Note 6 – Leases. Regarding patient reimbursements, the company assesses the patient receivable based on payor type, age of the receivable amongst several other factors. The Company has reserved for approximately 1.5% of our patient care receivables based on the history provided by Vero Health for private payors and continues to assess the adequacy of such reserve.

As of June 30, 2022 and December 31, 2021, the Company reserved for approximately $0.8 million and $0.2 million, respectively, of uncollected receivables. Accounts receivable, net of allowance, totaled $4.3 million at June 30, 2022 and $2.1 million at December 31, 2021.

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	June 30, 2022	December 31, 2021
Gross receivables
Real Estate Services	$2,467	$1,442
Healthcare Services	2,615	880
Sub Total	5,082	2,322
Allowance
Real Estate Services	(538)	(35)
Healthcare Services	(221)	(142)
Sub Total	(759)	(177)
Accounts receivable, net of allowance	$4,323	$2,145

Pre-Paid Expenses and Other

As of June 30, 2022 and December 31, 2021, the Company had approximately $1.2 million and $0.5 million, respectively, in pre-paid expenses and other; the $0.7 million increase is related to insurance for the Lumber City and LaGrange Facility operations, while the other amounts are predominantly for directors’ and officers’ insurance, NYSE American annual fees, and mortgage insurance premiums.

Accounts Payable

The following table presents the Company's Accounts payable for the periods presented:

(Amounts in 000’s)	June 30, 2022	December 31, 2021
Accounts payable
Real Estate Services	$3,104	$2,781
Healthcare Services	1,325	968
Total Accounts payable	$4,429	$3,749

Other liabilities

As of June 30, 2022 and December 31, 2021, the Company had approximately $1.3 million and $1.6 million, respectively in Other liabilities, consisting of security lease deposits and sublease improvement funds. See Note 2 – Series A Preferred Exchange Offer.

Other expense, net

The Company has retained a law firm to evaluate and assist with possible opportunities to improve the Company’s capital structure.

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or capital lease. As of June 30, 2022, all of the Company’s leased facilities are accounted for as operating leases. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

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

The Company’s major classes of discontinued operation’s assets and liabilities included within the Company’s consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively are: (i) Accounts payable of $2.6 million and $2.5 million; and (ii) Accrued expenses of $0.7 million for both periods..

Net expenses for discontinued operations are included in other expenses on the consolidated statements of operations. These net expenses were approximately $62,000 and $13,100 for the three months ended June 30, 2022 and 2021, respectively, and $28,000 and $75,000 for the six months ended June 30, 2022 and 2021, respectively.

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

The weighted average contractual terms in years for these securities as of June 30, 2022, with no intrinsic value, are 2.0 years for the stock options and 2.4 years for the warrants.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months following the date of this filing. At June 30, 2022, the Company had $2.6 million in unrestricted cash. Unrestricted cash includes a Medicaid overpayment of $1.5 million received on September 30, 2021 that the Company expects to repay in the near future. The overpayment is recorded in Accrued Expenses in the Company’s consolidated balance sheets as of June 30, 2022 and December 31, 2021.

During the six months ended June 30, 2022, the Company’s cash flow from operations was a negative $2.8 million primarily due to unpaid rent payments and working capital needs to transition operations of the LaGrange , Lumber City and Meadowood facilities. Management anticipates collecting a portion of the past due rent after the filing date and is currently negotiating various methods to collect the remaining unpaid rent. Since quarter end, the company collected or anticipates collecting $0.7 million. Cash flow from operations in the future, will be based on the operational performance of the facilities under Peach Health’s management, as well as continued uncertainty of the COVID-19 pandemic and its impact on the Company’s business, financial condition and results of operations.

Series A Preferred Exchange Offer

In February 2022, the Company commenced an offer to exchange (the “Exchange Offer”) any and all of its outstanding 10.875% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Stock”) for newly issued shares of the Company’s 12.5% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Stock”). On May 31, 2022, the Exchange Offer, was further extended until July 25, 2022. See Note 13, Subsequent Events. The Exchange Offer is the culmination of on-going efforts to investigate alternatives to retire or refinance our outstanding Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise.

Series A Preferred Dividend Suspension

On June 8, 2018, the board of directors of Regional (the “Board”) indefinitely suspended quarterly dividend payments with respect to the 10.875% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Stock”). As of June 30, 2022, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $41.3 million of undeclared Series A Preferred Stock dividends in arrears. The Board believes that the dividend suspension will provide the Company with additional funds to meet, in part, its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.20 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Debt

As of June 30, 2022, the Company had $52.7 million in indebtedness, net of $1.1 million deferred financing, and unamortized discounts. The Company anticipates net principal repayments of approximately $2.5 million during the next twelve-month period, approximately $1.7 million of routine debt service amortization, $0.7 million of current maturities of other debt (including $0.1 million related to insurance financing for the Tara Facility operations), and a $0.1 million payment of bond debt.

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

Debt Covenant Compliance

At June 30, 2022, the Company was in compliance with the various financial and administrative covenants related to all of the Company’s credit facilities.

Changes in Operational Liquidity

In April and May 2022, the Company became the licensed operator of three additional facilities in addition to operating the Tara facility. Facility operations requires significant working capital as operations ramp up.

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

The Tara Facility operations performance, with a net loss of $0.3 million, subsequent to the Wellington Transition, during the eighteen months ended June 30, 2022, were insufficient to cover any of the rent the Company was obligated to pay under its lease. On January 1, 2021, the Company entered into the Vero Management Agreement with Vero Health under which Vero Health provided management consulting services for the Tara Facility, which the Company now operates. On September 21, 2021, the Company notified Vero Health of Regional’s intention to terminate the Vero Management Agreement, effective October 1, 2021.

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

For the first six months, the base rent under the Powder Springs ("PS") Sublease for the Powder Springs Facility equaled the adjusted earnings before interest, depreciation, amortization and rent (“Adjusted EBITDAR) of PS Operator, LLC ("PS Operator") to the extent derived from the subleased facility. For months seven through twenty-four, the base rent will equal 80% of the Adjusted EBITDAR.

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

Following the Wellington Lease Termination, effective January 1, 2021, Regional leased the Powder Springs Facility to PS Operator LLC (“PS Operator”), an affiliate of Empire, pursuant to a sublease (the “PS Sublease”). During the three months ended June 30, 2022 and 2021, the Company recognized $0.3 million and $0.1 million, respectively, of variable rent for the Powder Springs Facility. During the six months ended June 30, 2022 and 2021, the Company recognized $0.7 million and $0.5 million, respectively, of variable rent for the Powder Springs Facility.

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

NOTE 3. CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	June 30, 2022	December 31, 2021
Cash (a)	$2,616	$6,792

Restricted cash:
Cash collateral	63	125
HUD and other replacement reserves	2,001	1,914
Escrow deposits	527	700
Restricted investments for debt obligations	317	317
Total restricted cash	2,908	3,056
Total cash and restricted cash	$5,524	$9,848

(a)
Includes a Medicaid overpayment of $1.5 million received on September 30, 2021, which the Company expects to repay in the near future and is recorded in Accrued Expenses in the Company’s consolidated balance sheets as of June 30, 2022 and December 31, 2021.

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

NOTE 4. PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	June 30, 2022	December 31, 2021
Buildings and improvements	5-40	$65,766	$65,695
Equipment and computer related	2-10	3,141	4,494
Land (1)	—	2,774	2,776
		71,681	72,965
Less: accumulated depreciation and amortization		(22,609)	(22,838)
Property and equipment, net		$49,072	$50,127

(1)
Includes $0.1 million of land improvements with an average estimated useful remaining life of approximately 6.8 years.

The following table summarizes total depreciation and amortization expense three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2022	2021	2022	2021
Depreciation	$496	$543	$1,000	$1,083
Amortization	110	109	219	219
Total depreciation and amortization expense	$606	$652	$1,219	$1,302

NOTE 5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and Goodwill consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment)(a)	Bed Licenses - Separable (b)	Lease Rights	Total	Goodwill (b)
Balances, December 31, 2021
Gross	$14,276	$2,471	$206	$16,953	$1,585
Accumulated amortization	(4,168)	—	(72)	(4,240)	—
Net carrying amount	$10,108	$2,471	$134	$12,713	$1,585
Amortization expense	(207)	—	(12)	(219)	—
Balances, June 30, 2022
Gross	14,276	2,471	206	16,953	1,585
Accumulated amortization	(4,375)	—	(84)	(4,459)	—
Net carrying amount	$9,901	$2,471	$122	$12,494	$1,585

(a)
Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 4 – Property and Equipment).

(b)
The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

The following table summarizes amortization expense for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2022	2021	2022	2021
Bed licenses	$104	$103	$207	$207
Lease rights	6	6	12	12
Total amortization expense	$110	$109	$219	$219

Expected amortization expense for the year ended December 31, for all definite-lived intangibles, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2022	$207	$12
2023	414	23
2024	414	18
2025	414	18
2026	414	18
Thereafter	8,038	33
Total expected amortization expense	$9,901	$122

NOTE 6.

Operating Leases

Facilities Lessee - As of June 30, 2022, the Company leased a total of nine SNFs under non-cancelable leases, most of which have rent escalation clauses and provisions for payments of real estate taxes, insurance, and maintenance costs. Four of the SNF’s that are leased by the Company are subleased to and operated by third-party tenants. Effective January 1, 2021, the Company commenced operating the Tara Facility and in May 2022, the Company commenced operating both the LaGrange and Lumber City facilities. All three were previously subleased skilled nursing facility. The Company also leases certain office space located in Suwanee, Georgia.

The weighted average remaining lease term for these nine facilities is approximately 5.1 years. As of June 30, 2022, the Company was in compliance with all operating lease financial covenants.

Future Minimum Lease Payments

Future minimum lease payments for the year ended December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2022 (2)	$3,162	$(162)	$2,999
2023	6,371	(647)	5,725
2024	7,358	(1,227)	6,130
2025	7,575	(1,744)	5,831
2026	7,274	(2,102)	5,173
Thereafter	5,502	(1,900)	3,602
Total	$37,242	$(7,782)	$29,460

(1)
Weighted average discount rate 7.98%.
(2)
Estimated minimum lease payments for the year ending December 31, 2022 include only payments to be paid after June 30, 2022.

Sublease Termination

Beacon. One of the Company's eight Georgia facilities, leased under a prime lease, was subleased to affiliates of Beacon Health Management ("Beacon") under the Beacon sublease. The Beacon sublease, which were due to expire August 31, 2027, related to the Lumber City facility, was terminated by the Company as of May 1, 2022.

C.R. Management. One of Company's eight Georgia facilities, leased under a prime lease, was subleased to affiliates of C.R. Management ("C-Ross") under the C-Ross sublease. The C-Ross sublease, which were due to expire August 31, 2027, related to the LaGrange facility was terminated by the Company as of May 1, 2022.

Facilities Lessor

As of June 30, 2022, the Company was the lessor of 11 of its 12 owned facilities, and the sublessor of eight facilities. One of the Company’s owned facilities are self-operated. These leases are triple net basis leases, meaning that the lessee (i.e., the third-party tenant of the property) is obligated for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments to the Company. The weighted average remaining lease term for our 11 owned and leased out facilities is approximately 5.4 years.

Future Minimum Lease Receivables

Future minimum lease receivables for the year ended of December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000's)
2022 (a)	$4,056
2023	9,878
2024	9,732
2025	9,645
2026	9,040
Thereafter	17,110
Total	$59,461

(a)
Estimated minimum lease receivables for the year ending December 31, 2022 include only payments scheduled to be received after June 30, 2022.

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

Recent Events

In May 2022, Lumber City Operations, LLC a subsidiary of the Company (“Lumber City Operations”), entered into an Operations Transfer and Surrender Agreement with LC SNF, LLC (“LC SNF”). Effective May 1, 2022, Lumber City Operations became the DCH approved and licensed operator of the Lumber City Facility. In April 2022, Lumber City Operations also entered into a Management Agreement with Peach Health Group LLC (“Peach Health”), pursuant to which Peach Health provides for the overall management and day-to-day operation of the Lumber City Facility. The term of the Lumber City Management Agreement commenced on May 1, 2022 and continues for a term of 6 months thereafter; the term may be extended upon a mutual agreement by both parties. Under the Lumber City Management Agreement, Lumber City Operations will pay Peach Health: (i) for months 1 through 6 of the term, a management fee of $22,000 per month; and (ii) for months 7 and after of the term, a management fee equal to 5% of net revenue. The Lumber City Management Agreement is subject to earlier termination as provided therein. The Lumber City Management Agreement also includes customary representations, covenants, termination provisions and indemnification obligations.

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

NOTE 7. ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	June 30, 2022	December 31, 2021
Accrued employee benefits and payroll-related	$571	$343
Real estate and other taxes (1)	1,672	1,391
Self-insured reserve (2)	154	162
Accrued interest	200	206
Unearned rental revenue	—	192
Medicaid overpayment - Healthcare Services	1,543	1,529
Other accrued expenses	1,304	1,164
Total accrued expenses	$5,444	$4,987

(1)
June 30, 2022 includes approximately $0.1 million of bed tax accruals for the Healthcare Services segment. December 31, 2021 includes approximately $0.7 million of bed taxes in arrears related to the Wellington Transition and approximately $0.3 million bed tax for the year for the Healthcare segment.
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

Notes payable and other debt consists of the following:

(Amounts in 000’s)	June 30, 2022	December 31, 2021
Senior debt—guaranteed by HUD	$29,703	$30,178
Senior debt—guaranteed by USDA (a)	7,672	7,824
Senior debt—guaranteed by SBA(b)	589	602
Senior debt—bonds	6,253	6,379
Senior debt—other mortgage indebtedness	8,435	8,601
Other debt	1,275	594
Subtotal	53,927	54,178
Deferred financing costs	(1,135)	(1,177)
Unamortized discount on bonds	(122)	(125)
Notes payable and other debt	$52,670	$52,876

(a)
U.S. Department of Agriculture (USDA)
(b)
U.S. Small Business Administration (SBA)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		June 30, 2022	December 31, 2021
Senior debt - guaranteed by HUD (b)
The Pavilion Care Center	Lument Capital	12/01/2027	Fixed	4.16%	$798	$862
Hearth and Care of Greenfield	Lument Capital	08/01/2038	Fixed	4.20%	1,807	1,845
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	4,768	4,836
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	7,404	7,509
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	6,437	6,528
Georgetown	Midland State Bank	10/01/2046	Fixed	2.98%	3,260	3,305
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	5,229	5,293
Total					$29,703	$30,178
Senior debt - guaranteed by USDA (c)
Mountain Trace (d)	Community B&T	12/24/2036	Prime + 1.75%	5.75%	$3,761	$3,835
Southland (e)	Cadence Bank, NA	07/27/2036	Prime + 1.50%	6.00%	3,911	3,989
Total					$7,672	$7,824
Senior debt - guaranteed by SBA
Southland(f)	Cadence Bank, NA	07/27/2036	Prime + 2.25%	5.50%	589	602
Total					$589	$602

(a)
Represents cash interest rates as of June 30, 2022 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs, which range from 0.09% to 0.53% per annum.
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

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		June 30, 2022	December 31, 2021
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,253	$6,379

(a)
Represents cash interest rates as of June 30, 2022. The rates exclude amortization of deferred financing of approximately 0.01% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		June 30, 2022	December 31, 2021
Senior debt - other mortgage indebtedness
Meadowood (b)	Exchange Bank of Alabama	10/01/2026	Fixed	4.50%	$3,399	$3,478
Coosa (c)	Exchange Bank of Alabama	10/10/2026	Fixed	3.95%	5,036	5,123
Total					$8,435	$8,601

(a)
Represents cash interest rates as of June 30, 2022 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.34% per annum.
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

(Amounts in 000’s)
Lender	Maturity	Interest Rate		June 30, 2022	December 31, 2021
Other debt
First Insurance Funding (a)	03/01/2022	Fixed	3.63%	$729	$99
Key Bank (c)	08/25/2023	Fixed	0.00%	495	495
Marlin Capital Solutions	06/1/2027	Fixed	5.00%	51	—
Total				$1,275	$594

(a)
Annual Insurance financing primarily for the Company’s directors and officers insurance.
(b)
On August 17, 2021, Key Bank and the Company extended the maturity date from August 25, 2021 to August 25, 2023.

Debt Covenant Compliance

As of June 30, 2022, the Company had 16 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements, whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

As of June 30, 2022, the Company was in compliance with the various financial and administrative covenants under the Company’s outstanding credit related instruments.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of June 30, 2022 for each of the next five years and thereafter.

For the twelve months ended June 30,	(Amounts in 000’s)
2023	$2,554
2024	2,404
2025	2,002
2026	2,099
2027	8,774
Thereafter	36,094
Subtotal	$53,927
Less: unamortized discounts	(122)
Less: deferred financing costs, net	(1,135)
Total notes and other debt	$52,670

NOTE 9. COMMON AND PREFERRED STOCK

Common Stock

There were no dividends declared or paid on the common stock during the three and six months ended June 30, 2022 and 2021.

Preferred Stock

No dividends were declared or paid on the Series A Preferred Stock for the three and six months ended June 30, 2022 and 2021.

As of June 30, 2022, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $41.3 million of undeclared preferred stock dividends in arrears. Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company legally available for the payment of distributions, cumulative preferential cash dividends at an annual rate equal to 10.875% of the $25.00 per share stated liquidation preference of the Series A Preferred Stock, which is equivalent to an annual rate of $2.72 per share or $1.9 million per quarter. Dividends on the Series A Preferred Stock, when and as declared by the Board, are payable quarterly in arrears, on March 31, June 30, September 30, and December 31 of each year. On June 8, 2018, the Board determined to continue suspension of the payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Under the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock shall continue to accrue and accumulate regardless of whether such dividends are declared by the Board. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for four dividends periods: (i) the annual dividend rate on the Series A Preferred Stock has increased to 12.875%, which is equivalent to an annual rate of $3.20 or $2.2 million per quarter, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash; and (ii) the holders of the Series A Preferred Stock will be entitled to vote, as a single class, for the election of two additional directors to serve on the Board, as further described in the amended and restated articles of incorporation of the Company, otherwise referred to as the Charter.

As of June 30, 2022, the Company had 2,811,535 shares of the Series A Preferred Stock issued and outstanding.

The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to the redemption date.

On February 28, 2022, the Company commenced an offer to exchange any and all of its outstanding 10.875% Series A Cumulative Redeemable Preferred Shares for newly issued shares of the Company’s 12.5% Series B Cumulative Redeemable Preferred Shares. On May 31, 2022, the Exchange Offer was further extended until July 25, 2022. See Note 13, Subsequent Events.

NOTE 10. STOCK BASED COMPENSATION

Stock Incentive Plans

On November 4, 2020, the Board adopted, the Regional Health Properties, Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The Company’s shareholders approved the 2020 Plan on December 16, 2020 at the 2020 Annual Meeting of Shareholders of the Company. The maximum number of shares of common stock authorized for issuance under the 2020 Plan is 250,000 shares, subject to certain adjustments. No awards may be made under the 2020 Plan after the 10th anniversary of the date of shareholder approval of the 2020 Plan, and no incentive stock options may be granted after the 10th anniversary of the date of Board approval of the 2020 Plan. As of June 30, 2022, the number of securities remaining available for future issuance under the 2020 Plan is 115,667.

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

For the three and six months ended June 30, 2022 and 2021, the Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2022	2021	2022	2021
Employee compensation:
Restricted stock issuance	$—	$123	$—	$123
Stock compensation expense	58	—	169	—
Forfeitures of stock based awards	(54)	—	(54)	—
Total employee stock-based compensation expense	$4	$123	$115	$123

For the three months ended June 30, 2022 and 2021, there were no issuances of warrants.

Restricted Stock

The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2022:

	Number of Shares (000's)	Weighted Avg. Grant Date (per Share) Fair Value
Unvested, December 31, 2021	79	$12.99
Granted	24	$4.51
Vested	(21)	$13.09
Forfeited	(30)	$12.91
Unvested, June 30, 2022	52	$9.04

The remaining unvested shares at June 30, 2022 will vest over the next 2.0 years with $0.5 million in compensation expense recognized over this period.

Common Stock Options

The following summarizes the Company’s employee and non-employee stock option activity for the six months ended June 30, 2022:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2021	13	$47.53	2.0	$—
Granted	24	$4.51	9.9	$—
Forfeited	(24)	$4.51	9.9	$—
Outstanding and Vested, June 30, 2022	13	$47.53	2.0	$—

At June 30, 2022, the Company’s had unrecognized compensation expense of $53,500 related to options. No stock options were granted during the three months ended June 30, 2022.

The following summary information reflects stock options outstanding, vested, and related details as of June 30, 2022:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested, June 30, 2022	Weighted Average Exercise Price
$15.72 - $47.99	13	2.0	$47.53	13	$47.53
Total	13	2.0	$47.53	13	$47.53

Common Stock Warrants

The Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee of the Board. The Board administers the granting of warrants, determines the persons to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. No warrants were granted during the three and six months ended June 30, 2022 and 2021. The Company has no unrecognized compensation expense related to common stock warrants as of June 30, 2022.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of June 30, 2022, all of the Company’s facilities operated by Regional or leased and subleased to third-party operators and managed for third-parties are certified by CMS and are operational. See Note 6 - Leases.

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

Professional and General Liability Claims

Claims on behalf of the Company’s Former Patients Prior to the Transition

As of June 30, 2022, the Company is a defendant in one professional and general liability action commenced on behalf of one of our former patients who received care at one of our facilities prior to the Transition. The plaintiff in this action alleges negligence due to failure to provide adequate and competent staff resulting in injuries, pain and suffering, mental anguish and malnutrition and seeks unspecified actual and compensatory damages, and unspecified punitive damages. This action is covered by insurance, except that any punitive damages awarded would be excluded from coverage.

Claims on behalf of the Company’s Prior or Current Tenant’s Former Patients after the Transition

As of June 30, 2022, the Company is a defendant in an aggregate of 10 additional professional and general liability actions. These 10 additional professional and general liability actions were commenced on behalf of former patients of our current or prior tenants. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing at the applicable facility operated by our tenants. These actions all relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator (and of which four such actions relate to events which occurred after the Company sold such facilities) and are subject to such operators’ indemnification obligations in favor of the Company. There is no assurance that our tenants will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.

As of June 30, 2022, the Company is a defendant in an aggregate of 13 professional and general liability actions which set forth claims relating to time periods after the Transition, on behalf of former patients of our current or prior tenants.

During the six months ended June 30, 2022, the following professional and general liability action (included in the 10 actions mentioned above) related to our current or former tenant’s former patients were filed against the Company.

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

The Company established a self-insurance reserve for its professional and general liability claims, included within Accrued expenses on the Company’s consolidated balance sheets of $0.1 million and $0.2 million as of June 30, 2022 and December 31, 2021, respectively. Additionally, as of June 30, 2022 and December 31, 2021, $0.1 million and $0.1 million, respectively, was reserved for settlement amounts in Accounts payable on the Company’s consolidated balance sheets. For additional information regarding the Company’s self-insurance reserve, see Note 14 – Commitments and Contingencies in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report.

NOTE 12. SEGMENT RESULTS

The Company has two primary reporting segments: (i) Real Estate Services, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants, including the Company’s management of three facilities on behalf of third-party owners; and (ii) Healthcare Services, which consists of the operation of the LaGrange, Lumber City, Meadowood, and Tara Facilities.

The Company reports segment information based on the “management approach” defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

The table below presents the results of operations for our reporting segments for the periods presented.

	Three Months Ended June 30,			Three Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2022	2022	2022	2021	2021	2021	2022	2022	2022	2021	2021	2021
(Amounts in 000’s)	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total
Revenues:
Patient care revenues	$—	$4,570	$4,570	$—	$2,445	$2,445	$—	$6,881	$6,881	$—	$5,135	$5,135
Rental revenues	3,261	—	3,261	3,763	—	3,763	7,326	—	7,326	7,844	—	7,844
Management fees	255	—	255	247	—	247	519	—	519	495	—	495
Other revenues	7	—	7	13	—	13	14	—	14	75	—	75
Total revenues	3,523	4,570	8,093	4,023	2,445	6,468	7,859	6,881	14,740	8,414	5,135	13,549
Expenses:
Patient care expense	—	4,222	4,222	—	2,255	2,255	—	6,564	6,564	—	4,457	4,457
Facility rent expense	1,106	528	1,634	1,342	297	1,639	2,448	826	3,274	2,684	595	3,279
Cost of management fees	144	—	144	150	—	150	319	—	319	315	—	315
Depreciation and amortization	599	7	606	649	3	652	1,206	13	1,219	1,297	5	1,302
General and administrative expense	679	242	921	830	122	952	1,685	369	2,054	1,736	259	1,995
Doubtful accounts expense	466	—	466	—	37	37	2,227	—	2,227	—	77	77
Other operating expenses	337	292	629	293	4	297	636	332	968	532	4	536
Total expenses	3,331	5,291	8,622	3,264	2,718	5,982	—	8,104	16,625	6,564	5,397	11,961
Income (loss) from operations	192	(721)	(529)	759	(273)	486	7,859	(1,223)	(1,885)	1,850	(262)	1,588
Other expense:
Interest expense, net	636	3	639	663	3	666	1,266	25	1,291	1,344	9	1,353
Other expense, net	157	—	157	323	—	323	1,076	—	1,076	717	—	717
Total other expense, net	793	3	796	986	3	989	2,342	25	2,367	2,061	9	2,070
Net loss	$(601)	$(724)	$(1,325)	$(227)	$(276)	$(503)	$5,517	$(1,248)	$(4,252)	$(211)	$(271)	$(482)

Total assets for the Real Estate Services segment and Healthcare Services segment were $95.5 million and $4.2 million, respectively as of June 30, 2022. Total assets for the Real Estate Services segment and Healthcare Services segment were $102.6 million and $3.0 million, respectively as of December 31, 2021. The Healthcare Services segment includes the $1.5 million Medicaid overpayment and is recorded in Cash on the Company’s consolidated balance sheet in both periods.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC.

Entry into Material Definitive Agreements

In July 2022, Thomasville Operations, LLC a subsidiary of the company ("Thomasville Operations"), entered into an Operations Transfer Agreement with C.R of Thomasville, LLC. The Change Of Ownership application has been submitted to the Department of Community Health ("DCH or "the Department") for approval.

Termination of Preferred Exchange

On July 25, 2022, the company failed to receive the required votes from the common shareholders. The company decided to terminate the preferred exchange offer.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. The Company’s actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including the Company’s critical accounting policies and risks and uncertainties related to, but not limited to, the operating results of the Company’s tenants, the overall industry environment, the Company’s financial condition, and the impact of the COVID-19 pandemic on the Company’s business. These and other risks and uncertainties are described in more detail in the Annual Report and in Part II, Item 1A "Risk Factors" of this Quarterly Report, as well as other reports that the Company files with the SEC.

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

In May 2022, the Company entered into an Operations Transfer and Surrender Agreement by and between Lumber City Operations, LLC, a subsidiary of the Company (“Lumber City Operations”), and LC SNF, LLC (“LC SNF” or “Tenant”). Effective May 1, 2022, Lumber City Operations became the Department approved and licensed operator of the Lumber City Facility. Lumber City Operations also entered into a Management Agreement with Peach Health Group LLC (“Peach Health”), dated as of April 29, 2022, providing for Peach Health's overall management and day-to-day operation of the Lumber City Facility.

The term of the Lumber City Management Agreement commenced on May 1, 2022 and continues for a term of 6 months thereafter; the term may be extended upon a mutual agreement by both parties. Under the Lumber City Management Agreement, Lumber City Operations agreed to pay Peach Health: (i) for months 1 through 6 of the term, a management fee of $22,000 per month; and (ii) for months 7 and after of the term, a management fee equal to 5% of net revenue. The Lumber City Management Agreement is subject to earlier termination as provided therein. The Lumber City Management Agreement also includes customary representations, covenants, termination provisions and indemnification obligations.

Also in May 2022, the Company entered into an Operations Transfer and Surrender Agreement by and between LaGrange Operations, LLC, a subsidiary of the Company (“LaGrange Operations”) and C.R. of LaGrange, LLC. Effective May 1, 2022, LaGrange Operations became the Department approved and licensed operator of the LaGrange Facility. LaGrange Operations also entered into a Management Agreement with Peach Health, dated as of April 29, 2022, providing for Peach Health's management and day-to-day operation of the LaGrange Facility.

The term of the LaGrange Management Agreement commenced on May 1, 2022 and continues for a term of 6 months thereafter; the term may be extended upon a mutual agreement by both parties. Under the LaGrange Management Agreement, LaGrange Operations agreed to pay Peach Health: (i) for months 1 through 6 of the term, a management fee of $25,000 per month; and (ii) for months 7 and after of the term, a management fee equal to 5% of net revenue. The LaGrange Management Agreement is subject to earlier termination as provided therein. The LaGrange Management Agreement also includes customary representations, covenants, termination provisions and indemnification obligations.

In April 2022, our wholly-owned subsidiary Meadowood Operations became the Department approved and licensed operator of the Meadowood Facility. Meadowood Operations also entered into a Management Agreement ("the Management Agreement") with Cavalier Senior Living Operations, LLC (“Cavalier”), overall management and day-to-day operation of the Meadowood Facility.

Under the Meadowood Management Agreement, Meadowood Operations agreed to pay Cavalier: (i) a management fee of $12,000 while the probationary license is active; and (ii) a start-up fee of $12,000. Upon termination of the probationary period by regulatory authorities, the parties will negotiate a monthly management fee for ongoing management and oversight of the Facility. The term of the Meadowood Management Agreement commenced on April 15, 2022, and continues for a term of two years thereafter, and shall continue in full force and effect for succeeding annual terms until such time as either party provides written notice of termination to the other party at least 90 days prior to the termination date. The Meadowood Management Agreement is subject to earlier termination as provided therein. If the Meadowood Management Agreement is terminated due to a sale of the Facility, then Meadowood Operations will pay an incentive fee to Cavalier equal to 1% of the purchase price, including any debt assumption. The Meadowood Management Agreement also includes customary representations, covenants, termination provisions and indemnification obligations.

Risks and Uncertainties

The portfolio stabilization measures discussed above expose the Company directly to all the risks our tenants face as discussed in this “Risk and Uncertainties” section and “Risks Related to Our Business and Industry - Our portfolio stabilization measures expose the Company to the various risks facing our tenants in Part I, Item 1,.A, "Risk Factors" in the Annual Report.

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines, and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread adversely affected our business during the three months ended June 30, 2022, and we expect it will continue to adversely affect our business in the near future and beyond, for a variety of reasons, including those discussed below and elsewhere in this Quarterly Report.

As of August 13, 2022, the Company is aware that each of our facilities has previously reported one or more positive cases of COVID-19 among the residents and/or operator employee populations. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment, processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to SNFs, and higher hospital re-admittances from SNFs.

The COVID-19 pandemic may also lead to temporary closures of nursing facilities operated by our tenants, this affecting our tenants’ ability to make their rental payments to us pursuant to their respective lease agreements. In addition, our tenants’ operations could be further disrupted if any of their employees, or the employees of their vendors, have, or are suspected of having, COVID-19. This could cause, and in some cases has already caused, our tenants or their vendors to experience staffing shortages, and this could potentially require our tenants and their vendors to close parts of or entire facilities, distribution centers, or other buildings to disinfect any affected areas.

We could also be adversely affected if government authorities impose upon our tenants, or their vendors, certain restrictions due to the COVID-19 pandemic. These restrictions may be in the form of mandatory closures, requested voluntary closures, bans on new admissions, restricted operations, or restrictions on the importation of necessary equipment or supplies which may adversely affect our tenants’ operations and their ability to make rental payments to us moving forward. In addition, family members may elect to keep nursing facility residents at home during the COVID-19 pandemic, thus reducing our tenants’ revenue. Currently, a number of our tenants have stopped admitting new patients due to concerns over COVID-19 infections, resulting in decreased revenues.

The COVID-19 pandemic and related public health measures implemented by governments worldwide have had severe global macroeconomic impacts and have resulted in significant financial market volatility. An extended period of volatility or a downturn in the financial markets could result in increased cost of capital. If our access to capital is restricted or our borrowing costs increase as a result of developments in financial markets relating to the pandemic, our operations and financial condition could be adversely impacted. In addition, a prolonged period of decreased revenue and limited acquisition and disposition activity could adversely affect our financial condition and long-term growth prospects and there can also be no assurance that we will not face credit rating downgrades. Future downgrades could adversely affect our cost of capital, liquidity, competitive position and access to capital markets.

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

While the Company has received approximately 73% of its anticipated fixed monthly rental receipts from tenants for the three months ended June 30, 2022, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness.

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

To help offset these costs as well as occupancy declines, various relief programs have been enacted by federal and state governments, which have provided, and we expect will continue to provide, some payments to our tenants, subject to the programs’ respective terms and conditions. In 2020 U.S. Congress enacted a series of economic stimulus and relief measures through the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”) and the Consolidated Appropriations Act, 2021 (“CAA”). In total, the CARES Act, the PPPHCE Act, and the CAA authorized $178 billion in funding to be distributed to healthcare providers through the Public Health and Social Services Emergency Fund (“Provider Relief Fund”). These funds are intended to reimburse eligible providers for healthcare-related expenses or lost revenues attributable to COVID-19. Recipients are not required to repay Provider Relief Fund payments as long as they attest to and comply with certain terms and conditions, including reporting requirements, limitations on balance billing, and not using Provider Relief Fund payments to reimburse expenses or losses that other sources have reimbursed or are obligated to reimburse. In early November 2021, the HHS closed the application portal for its Phase 4 allocation of approximately $17 billion of Provider Relief Funds and an allocation of approximately $8.5 billion in American Rescue Plan (“ARP”) resources for providers serving patients living in rural areas. On December 16, 2021, HRSA began distributing Phase 4 general distribution payments, and on November 23, 2021, it began distributing ARP rural payments. We expect that our tenants pursued additional funding from these allocations and will pursue any future funding that may become available, though there can be no assurance that our tenants will qualify for, or receive, any Phase 4 or American Rescue Plan, or any future, funding.

The CARES Act and related legislation include other provisions offering financial relief. This includes Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payment of Medicare funds in order to increase cash flow to providers. These payments are loans that providers must repay. Additionally, the CMS suspended Medicare sequestration payment adjustments from May 1, 2020, through December 31, 2021, which would have otherwise reduced payments to Medicare providers by 2 percent, but also extended sequestration through 2030. In addition to offering economic relief to individuals and businesses, the CARES Act and related legislation include provisions intended to expand coverage of COVID-19 testing and preventative services, address healthcare workforce needs, ease restrictions on telehealth services during the crisis, and ease other legal and regulatory burdens on healthcare providers. Due to recent enactment of the CARES Act, the PPPHCE Act, and the CAA. There is still a high degree of uncertainty surrounding the implementation of the Cares Act, the PPPHCE Act and the CAA and the public health emergency continues to evolve.

To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient or timely, the operating results of our operators are likely to be adversely affected, and some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis, as has occurred with three of our prior operators.

We also do not know the number of facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19. While we have requested reporting case numbers from our operators and the CMS has required additional reporting by operators, we may not receive accurate information on the number of cases, which could result in a delay in reporting. We expect to see continued increased clinical protocols for infection control within facilities and increased monitoring of employees, guests and other individuals entering facilities; however, we do not yet know if future reimbursement rates in combination with the various relief programs that have been made available will be sufficient to cover the increased costs of enhanced infection control and monitoring. The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the ultimate duration, spread and intensity of the outbreak, which may depend on factors such as the implementation of vaccines and effective treatments for COVID-19, government funds and other support for the senior care sector and the efficacy of other policies and measures that may mitigate the impact of the pandemic, all of which are uncertain and difficult to predict. Due to these uncertainties, we are unable at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

On June 16, 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crises announced the launch of an investigation into the COVID-19 response of nursing homes and the use of federal funds by nursing homes during the pandemic. The Select Subcommittee continued to be active throughout the remainder of 2020 and 2021. In March 2021, the Oversight Subcommittee of the House Ways and Means Committee held a hearing on examining the impact of private equity in the U.S. health care system, including the impact on quality of care provided within the skilled nursing industry. These investigations and hearings could result in legislation imposing additional requirements on our tenant operators.

Portfolio

The following table provides summary information regarding the number of facilities and related licensed beds/units as of June 30, 2022:

	Owned		Leased		Owned		Leased		Managed For
	Leased to Third Parties		Subleased to Third Parties		Managed by Third Parties		Managed by Third Parties		Third Parties		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
State
Alabama	1	124	-	-	1	161	-	-	-	-	2	285
Georgia	3	395	5	526	-	-	3	358	-	-	11	1,279
North Carolina	1	106	-	-	-	-	-	-	-	-	1	106
South Carolina	2	180	-	-	-	-	-	-	-	-	2	180
Total	11	1,111	6	625	1	161	3	358	3	332	24	2,587
Facility Type
Skilled Nursing	10	1,016	6	625	-	-	3	358	2	249	21	2,248
Assisted Living	1	95	-	-	1	161	-	-	-	-	2	256
Independent Living	-	-	-	-	-	-	-	-	1	83	1	83
Total	11	1,111	6	625	1	161	3	358	3	332	24	2,587

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation as of June 30, 2022:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management ⁴ ⁵	3	393
Aspire	5	405
Peach Health Group³	3	266
Symmetry Healthcare	2	180
Beacon Health Management⁶	1	126
Vero Health Management	1	106
Cavalier Senior Living	1	161
Empire²	1	208
Subtotal	17	1,845
Regional Health Managed	3	332
Regional Health Operated ³ ⁴ ⁵ ⁶ ⁷	4	410
Total	24	2,587

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
(4)
In April 2022, the Company entered into an Operations Transfer and Surrender Agreement by and between Meadowood Operations, LLC and C.R. of Meadowood, LLC.
(5)
In May 2022, the Company entered into an Operations Transfer and Surrender Agreement by and between LaGrange Operations, LLC and C.R. of LaGrange, LLC.
(6)
In May 2022, the Company entered into an Operations Transfer and Surrender Agreement by and between Lumber City Operations, LLC and LC SNF, LLC (“LC SNF”).
(7)
In July 2022, the Company entered into an Operations Transfer and Surrender Agreement by and between Thomasville Operations, LLC and C.R. of Thomasville, LLC.

For a more detailed discussion of the above information, see Note 6 - Leases to the consolidated financial statements included in Part I, Item 1 herein. Additionally, see “Portfolio of Healthcare Investments” included in Part I, Item 1 "Business" in the Annual Report.

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Twelve Months Ended
Operating Metric (1)	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022
Occupancy (%)	66.7%	65.1%	65.1%	66.7%

(1)
Excludes three managed facilities in Ohio.

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown as of June 30, 2022:

		Licensed Beds		Annual Lease Revenue¹
	Number of Facilities	Count	Percent	Amount ($) '000's	Percent (%)
2023	1	50	2.8%	313	2.4%
2024	1	126	6.9%	1,006	7.8%
2025	2	269	14.8%	2,294	17.7%
2026	0	-	0.0%	-	0.0%
2027	5	608	33.4%	3,408	26.4%
2028	4	355	19.5%	2,933	22.7%
2029	1	106	5.8%	557	4.3%
Thereafter	3	304	16.7%	2,416	18.7%
Total	17	1,818	100.0%	12,926	100.0%
(1)
Straight-line rent.
(2)
See Note 6 to the consolidated financial statements included in Part I, Item 1 herein for a discussion of lease terminations.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in 000’s)	2022	2021	Percent Change (*)	2022	2021	Percent Change (*)
Revenues:
Patient care revenues	$4,570	$2,445	86.9%	$6,881	$5,135	34.0%
Rental revenues	3,261	3,763	(13.3)%	7,326	7,844	(6.6)%
Management fees	255	247	3.2%	519	495	4.8%
Other revenues	7	13	(46.2)%	14	75	(81.3)%
Total revenues	8,093	6,468	25.1%	14,740	13,549	8.8%
Expenses:
Patient care expense	4,222	2,255	87.2%	6,564	4,457	NM
Facility rent expense	1,634	1,639	-0.3%	3,274	3,279	-0.2%
Cost of management fees	144	150	(4.0)%	319	315	1.3%
Depreciation and amortization	606	652	(7.1)%	1,219	1,302	(6.4)%
General and administrative expenses	921	952	(3.3)%	2,054	1,995	3.0%
Doubtful accounts expense	466	37	1159.5%	2,227	77	NM
Other operating expenses	629	297	111.8%	968	536	80.6%
Total expenses	8,622	5,982	44.1%	16,625	11,961	39.0%
(Loss) income from operations	(529)	486	NM	(1,885)	1,588	NM
Other expense:
Interest expense, net	639	666	(4.1)%	1,291	1,353	(4.6)%
Other expense, net	157	323	(51.4)%	1,076	717	NM
Total other expense, net	796	989	(19.5)%	2,367	2,070	14.3%
Net loss	$(1,325)	$(503)	NM	$(4,252)	$(482)	782.2%

* Not meaningful (“NM”).

Three Months Ended June 30, 2022 and 2021

Patient care revenues—Patient care revenues for the Healthcare Services segment, as a result of the Company operating the Tara, Meadowood, Lumber City and LaGrange Facilities, were $4.6 million for the three months ended June 30, 2022, compared to $2.4 million for the same period in 2021. The 87% increase is primarily due to the addition of three new facilities.

Rental revenues—Rental revenue for our Real Estate Services segment decreased by approximately $0.5 million to $3.3 million for the three months ended June 30, 2022, compared with $3.8 million for the same period in 2021. The 13.3% decrease is due to less rent collected as the company is now operating three additional facilities.

Patient care expense—Patient care expense was $4.2 million for the three months ended June 30, 2022 compared with $2.3 million for the same period in 2021. The current period expense increase of $2.0 million was due primarily to the additional facilities we are operating.

Facility rent expense—Facility rent of $1.63 million remained approximately the same for the three months ended June 30, 2022 and 2021 since rent expense is recognized on a straight-line basis.

Depreciation and amortization—Depreciation and amortization was $0.6 million for the three months ended June 30, 2022, compared to $0.7 million for the same period in 2021. A greater amount of fully depreciated equipment and computer related assets in the current year was the primary driver of the decrease.

General and administrative expenses— General and administrative expenses were relatively flat at $0.9 million for the three months ended June 30, 2022 compared with $0.9 million for the same period in 2021 .

	Three Months Ended June 30,
(Amounts in 000’s)	2022	2021	Percent Change (*)
General and administrative expenses:
Real Estate Services	$679	$830	(18.2)%
Healthcare Services	242	122	98.4%
Total	$921	$952	(3.3)%

Doubtful accounts expense— The current period expense is due to a $0.5 million provision for doubtful accounts recorded for the impairment of straight-line rent associated with the lease terminations.

Other operating expenses — Other operating expenses increased by approximately $0.3 million, to $0.6 million for the three months ended June 30, 2022, compared with $0.3 million for the same period in 2021. The increase was due to professional and legal services related to business transition transactions.

	Three Months Ended June 30,
(Amounts in 000’s)	2022	2021	Percent Change (*)
Other operating expenses:
Real Estate Services	$337	$293	15.0%
Healthcare Services	292	4	NM
Total	$629	$297	111.8%

* Not meaningful (“NM”)

Other expense, net— Other expense, net decreased by approximately $0.1 million, to $0.2 million, for the three months ended June 30, 2022. These expenses are related to professional and legal services incurred for evaluation and assistance with possible opportunities that improve the Company’s capital structure.

Six Months Ended June 30, 2022 and 2021

Patient care revenues—Patient care revenues for the Healthcare Services segment, as a result of the Company operating the Tara, Meadowood, Lumber City and LaGrange Facilities, were $6.9 million for the six months ended June 30, 2022, compared to $5.1 million in for the same period in 2021. The 34% increase is primarily due to the additional facilities being operated by the Company .

Rental revenues—Rental revenue for our Real Estate Services segment was $7.3 million for the six months ended June 30, 2021, compared with $7.8 million for the same period in 2021. The decrease is due to less rent collected as the company is now operating the facilities.

Patient care expense—Patient care expense was $6.6 million for the six months ended June 30, 2022 compared with $4.5 million for the same period in 2021. The current period expense increase was due primarily to the additional facilities we are operating.

Facility rent expense—Facility rent of $3.3 million remained approximately the same for the six months ended June 30, 2022 and 2021 since rent expense is recognized on a straight-line basis.

Depreciation and amortization—Depreciation and amortization was $1.2 million for the six months ended June 30, 2022, compared to $1.3 million for the same period in 2021. A greater amount of fully depreciated equipment and computer related assets in the current year was the primary driver of the decrease.

General and administrative expenses— General and administrative expenses were relatively flat at $2.0 million for the six months ended June 30, 2022 compared with $2.0 million for the same period in 2021.

	Six Months Ended June 30,
(Amounts in 000’s)	2022	2021	Percent Change (*)
General and administrative expenses:
Real Estate Services	$1,685	$1,736	(2.9)%
Healthcare Services	369	259	42.5%
Total	$2,054	$1,995	3.0%

Doubtful accounts expense— The current period expense is due to a $2.2 million provision for doubtful accounts recorded for non-payment of rent attributable to the conversion of tenant operator to owner operator facilities and the impairment of straight-line rent associated with the lease terminations.

Other operating expenses — Other operating expenses increased by approximately $.5 million, to $1.0 million for the six months ended June 30, 2022, compared with $0.5 million for the same period in 2021. The increase was due to professional and legal services related to business transition transactions.

	Six Months Ended June 30,
(Amounts in 000’s)	2022	2021	Percent Change (*)
Other operating expenses:
Real Estate Services	$636	$532	19.5%
Healthcare Services	332	4	NM
Total	$968	$536	80.6%

* Not meaningful (“NM”)

Other expense, net— Other expense, net increased by approximately $0.4 million, to $1.1 million, for the six months ended June 30, 2022. These expenses relate to professional and legal services incurred for evaluation and assistance with possible opportunities that improve the Company’s capital structure.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months following the date of this filing. At June 30, 2022, the Company had $2.6 million in unrestricted cash, including a Medicaid overpayment of $1.5 million received on September 30, 2021, which the Company expects to repay in the near future.

During the six months ended June 30, 2022, the Company’s cash flow from operations was negative $2.8 million primarily due to unpaid rent payments and working capital needs for the facilities we operate. Management anticipates collecting a portion of the past due rent after the filing date and is currently negotiating various methods to collect the remaining unpaid rent. Cash flow from operations in the future will be subject to the operating performance of Peach Health under the new management agreements as well as continued uncertainty of the COVID-19 pandemic and its impact on the Company’s business, financial condition and results of operations.

As of June 30, 2022, Regional recorded an estimated allowance of $0.8 million against a gross accounts receivable of $5.1 million.

During the three months ended June 30, 2022, the Company recognized approximately $0.5 million of variable rent for the Powder Springs Facility and, as of the date of filing this Quarterly Report, has collected all of such variable rent replacing approximately $0.5 million of cash rent previously anticipated from the Wellington Tenant. The Tara Facility operations performance during the three months ended June 30, 2022 has been insufficient to cover any of the rent the Company is obligated to pay under its lease.

As of June 30, 2022, the Company had $52.9 million in indebtedness, net of $1.3 million deferred financing, and unamortized discounts. The Company anticipates net principal repayments of approximately $2.5 million during the next twelve-month period, approximately $1.7 million of routine debt service amortization, $0.7 million of current maturities of other debt (related to insurance financing for the Tara, Meadowood, Lumber City and LaGrange Facility operations), and a $0.1 million payment of bond debt.

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

Debt Modification

In conjunction with the September 30, 2021 Coosa Facility refinance, the Company and the Exchange Bank of Alabama executed the Meadowood Credit Facility that extended the maturity date on $3.5 million Meadowood Credit Facility, as amended, in current senior debt secured by the assets of Coosa and the assets of Meadowood, other mortgage indebtedness from May 1, 2022 to October 1, 2026. Additionally on August 17, 2021, the Company extended the maturity date on approximately $0.5 million other debt from August 25, 2021 to August 25, 2023 (known as the “KeyBank Exit Notes”). For further information, see Note 8 – Notes Payable and Other Debt to the consolidated financial statements included in Part I, Item 1 herein.

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

In early 2020, the Company began on-going efforts to investigate alternatives to retire or refinance our outstanding debt of Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise. Costs associated with these efforts have been expensed as incurred in Other expense, net and were $0.9 million and $0.2 million for the three months ended June 30, 2022 and June 30, 2022, respectively.

In February 2022, the Company commenced an offer to exchange (the “Exchange Offer”) any and all of its outstanding 10.875% Series A Cumulative Redeemable Preferred Shares for newly issued shares of the Company’s 12.5% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Stock”). The Exchange Offer was extended until July 25, 2022 unless earlier terminated by the Company. See Note 13, Subsequent Events. The Exchange Offer is the culmination of on-going efforts to investigate alternatives to retire or refinance our outstanding Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise.

Series A Preferred Stock Dividend Suspension

On June 8, 2018, the Board indefinitely suspended quarterly dividend payments on the Series A Preferred Stock. As of June 30, 2022, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $41.3 million of undeclared preferred stock dividends in arrears. The Board believes that the dividend suspension will provide the Company with additional funds to meet, in part, its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods increased to 12.875%, which is equivalent to $3.20 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Debt Covenant Compliance

As of June 30, 2022, the Company was in compliance with the various financial and administrative covenants under the Company’s outstanding credit related instruments.

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

For additional information regarding the Company’s liquidity, see Note 2 – Liquidity and Note 8 – Notes Payable and other debt, to the consolidated financial statements included in Part I, Item 1 herein.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the periods presented:

	Six Months Ended June 30,
(Amounts in 000’s)	2022	2021
Net cash (used) provided by operating activities	$(2,798)	$2,387
Net cash used in investing activities	(152)	(74)
Net cash used in financing activities	(1,374)	(1,206)
Net change in cash and restricted cash	(4,324)	1,107
Cash and restricted cash at beginning of period	9,848	7,492
Cash and restricted cash, ending	$5,524	$8,599

Six Months Ended June 30, 2022

Net cash used by operating activities — was approximately $2.8 million. The negative cash flow from operating activities was primarily caused by nonpayment of rent from C-Ross and Symmetry, impairment of straight-line associated with the lease terminations and changes in working capital requirements for the facilities we operate.

Net cash used in investing activities — was approximately $0.2 million. This capital expenditure was for computer hardware, software and furniture and fixtures for the Tara Facility.

Net cash used in financing activities—was approximately $1.4 million. The cash was used to make routine payments totaling $0.8 million for our Senior debt obligations, $0.5 million for Other debt, and approximately $0.1 million for the payment of taxes due on the exercise of employee restricted share awards (net settlement option).

Six Months Ended June 30, 2021

Net cash provided by operating activities—continuing operations for the six months ended June 30, 2021 was approximately $2.4 million, primarily due to changes in working capital, consisting of our collection of rent arrears from the Wellington Lease Termination and income from operations less noncash charges (primarily, depreciation and amortization and lease revenue in excess of cash rent received). The $1.7 million increase compared to the same period in the prior year primarily reflects the collection of $3.2 million from the Wellington Lease Termination, off-set by payment of $1.0 million of bed tax in arrears for the Powder Springs Facility, $0.1 million of other collection expenses, approximately $0.2 million additional interest payments as result of the CARES ACT interest deferrals and additional net operating outflows of $0.2 million.

Net cash used in investing activities—continuing operations for the six months ended June 30, 2021 was approximately $0.1 million. This capital expenditure was for computer hardware, software and furniture and fixtures for the Tara Facility.

Net cash used in financing activities—continuing operations was approximately $1.2 million for the six months ended June 30, 2021. This is the result of routine repayments of approximately $0.7 million towards our senior debt obligations, $0.1 million repayment of the City of Springfield, Ohio First Mortgage Revenue Series 2012 B Bonds and $0.4 million toward our current insurance funding of other debt for the Tara Facility and our directors and officers liability insurance.

Off-Balance Sheet Arrangements

Guarantee

The Company subleased five facilities located in Ohio to the Aspire Sublessees, formerly affiliated with MSTC Development Inc., pursuant to the Aspire Subleases, whereby the Aspire Sublessees took possession of, and commenced operating, the Aspire Facilities as subtenant. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at June 30, 2022. For further information see Note 6 – Leases, to the consolidated financial statements included in Part I, Item 1 herein and also and Note 6 – Leases included in Part II, Item 8 of the Annual Report.

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

For a discussion of our critical accounting policies, see Note 1 – Organization and Significant Accounting Policies to the consolidated financial statements included in Part I, Item 1 herein.

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

Our management believes a material weakness exists in our internal controls over financial reporting as of June 30, 2022 because we lack the necessary corporate accounting resources in our financial reporting processing and accounting functions as a result of recent departures of certain accounting and financial reporting personnel. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 1A. Risk Factors.

In addition to information set forth in this report, you should carefully review and consider the risk factors discussed in the “Risk Factors” sections of Part 1, Item 1A in our Annual Report and of Part II, Item 1A in our Quarterly Report for the quarter ended March 31, 2022, both of which set forth information relating to important risks and uncertainties that could materially adversely affect our business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of our securities could decline, and you could lose part or all of your investment. In addition, our business, reputation, revenue, financial condition, results of operations and future prospects also could be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. You should review and consider such Risk Factors in making any investment decision with respect to our securities. There have been no material changes to the risk factors previously disclosed, except as follows.

The COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread adversely affected our business during the three months ended June 30, 2022, and we expect it will continue to adversely affect our business in the near future and beyond, for a variety of reasons, including those discussed below and elsewhere in this Quarterly Report.

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

While the Company has received approximately 73% of its anticipated monthly rental receipts from tenants for the three months ended June 30, 2022, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness.

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

To help offset these costs as well as occupancy declines, various relief programs have been enacted by federal and state governments, which have provided, and we expect will continue to provide, some payments to our tenants, subject to the programs’ respective terms and conditions. The CARES Act established a grant program administered by the HHS under which Provider Relief Funds have been made available. In early November 2021, the HHS closed the application portal for its Phase 4 allocation of approximately $17 billion of Provider Relief Funds and an allocation of approximately $8.5 billion in American Rescue Plan resources for providers serving patients living in rural areas. We expect that our tenants pursued additional funding from these allocations, and will pursue any future funding that may become available, though that our tenants may not qualify for, or receive, any Phase 4 or American Rescue Plan, or any future, funding.

We also do not know the number of facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19. While we have requested reporting from operators of their numbers of cases and the HHS and the CMS has required additional reporting by operators, we may not receive accurate information on the number of cases, which could result in a delay in reporting. We expect to see continued increased clinical protocols for infection control within facilities and increased monitoring of employees, guests and other individuals entering facilities; however, we do not yet know if future reimbursement rates in combination with the various relief programs that have been made available will be sufficient to cover the increased costs of enhanced infection control and monitoring. The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the ultimate duration, spread and intensity of the outbreak, which may depend on factors such as the implementation of vaccines and treatments for COVID-19, government funds and other support for the senior care sector, and the efficacy of other policies and measures that may mitigate the impact of the pandemic, all of which are uncertain and difficult to predict. The adverse impact of COVID-19 on our business, results of operations, financial condition, and cash flows could be material.

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

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	August 23, 2022	/s/ Brent Morrison
Brent Morrison
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 23, 2022	/s/ Paul O’Sullivan
Paul O’Sullivan
Vice President