Form 10-Q
period 2022-09-30
REGIONAL HEALTH PROPERTIES, INC
filed 2022-11-22
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

(678) 869-5116

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	RHE	NYSE American
10.875% Series A Cumulative Redeemable Preferred Stock, no par value	RHE-PA	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 11, 2022 the registrant had 1,768,720 shares of common stock, no par value, outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000's)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Property and equipment, net	$48,509	$50,127
Cash	2,373	6,792
Restricted cash	3,024	3,056
Accounts receivable, net of allowances of $580 and $177	6,230	2,145
Prepaid expenses and other	1,251	460
Notes receivable	297	362
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	116	134
Right-of-use operating lease assets	22,981	29,909
Goodwill	1,585	1,585
Lease deposits and other deposits	398	398
Straight-line rent receivable	6,190	8,257
Total assets	$95,425	$105,696
LIABILITIES AND EQUITY
Senior debt, net	$44,887	$46,043
Bonds, net	6,119	6,239
Other debt, net	1,562	594
Accounts payable	3,478	3,749
Accrued expenses	6,854	4,987
Operating lease obligation	25,258	32,059
Other liabilities	1,367	1,629
Total liabilities	89,525	95,300

Stockholders' equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,769 and 1,775 shares issued and 1,760 and 1,775 shares outstanding at September 30, 2022 and December 31, 2021, respectively	62,642	62,515
Preferred stock, no par value; 5,000 shares authorized; 2,812 shares issued and outstanding, redemption amount $70,288 at September 30, 2022 and December 31, 2021	62,423	62,423
Accumulated deficit	(119,165)	(114,542)
Total stockholders' equity	5,900	10,396
Total liabilities and stockholders' equity	$95,425	$105,696

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000's, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Patient care revenues	$7,769	$2,309	$14,650	$7,444
Rental revenues	3,000	4,136	10,326	11,980
Management fees	255	248	774	743
Other revenues	6	9	20	84
Total revenues	11,030	6,702	25,770	20,251
Expenses:
Patient care expense	7,476	2,454	14,040	6,911
Facility rent expense	1,451	1,640	4,725	4,919
Cost of management fees	140	153	459	468
Depreciation and amortization	600	651	1,819	1,953
General and administrative expense	1,378	980	3,432	2,975
Doubtful accounts expense (recovery)	1,515	(1)	3,742	76
Other operating expenses	441	219	1,409	755
Total expenses	13,001	6,096	29,626	18,057
(Loss) income from operations	(1,971)	606	(3,856)	2,194
Other (income) expense:
Interest expense, net	564	669	1,855	2,022
Gain on extinguishment of debt	—	(146)	—	(146)
Other (income) expense, net	(2,164)	122	(1,088)	839
Total other (income) expense, net	(1,600)	645	767	2,715
Net loss	$(371)	$(39)	$(4,623)	$(521)
Preferred stock dividends - undeclared	(2,249)	(2,250)	(6,748)	(6,748)
Net Loss attributable to Regional Health Properties, Inc. common stockholders	$(2,620)	$(2,289)	$(11,371)	$(7,269)
Net loss per share of common stock attributable to Regional Health Properties, Inc.
Basic and diluted:	$(1.48)	$(1.27)	$(6.40)	$(4.21)
Weighted average shares of common stock outstanding:
Basic and diluted	1,769	1,775	1,778	1,728

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in 000's)

(Unaudited)

	Shares of Common Stock		Shares of Preferred Stock		Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2021	1,775		2,812		(1)	$62,515	$62,423	$(114,542)	$10,396
Restricted stock issuance	24		—		—	—	—	—	—
Stock-based compensation	—		—		—	111	—	—	111
Exercise of restricted share awards net settlement option	—		—		(8)	(46)	—	—	(46)
Net loss	—		—		—	—	—	(2,927)	(2,927)
Balances, March 31, 2022	1,799		2,812		(9)	$62,580	$62,423	$(117,469)	$7,534
Stock-based compensation	—		—		—	58	—	—	58
Forfeitures of stock based awards	(30)		—		—	(54)	—	—	(54)
Net loss	—		—		-	-	—	(1,325)	(1,325)
Balances, June 30, 2022	1,769		2,812		(9)	$62,584	$62,423	$(118,794)	$6,213
Stock-based compensation	—		—		—	58	—	—	58
Net loss	—		—		—	—	—	(371)	(371)
Balances, September 30, 2022	1,769	-	2,812	-	(9)	$62,642	$62,423	$(119,165)	$5,900

	Shares of Common Stock	Shares of Preferred Stock	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2020	1,688	2,812	—	$62,041	$62,423	$(113,360)	$11,104
Net income	—	—	—	—	—	21	21
Balances, March 31, 2021	1,688	2,812	—	$62,041	$62,423	$(113,339)	$11,125
Stock-based compensation	39	—	—	123	—	—	123
Exercise of restricted share awards net settlement option	(1)	—	—	(7)	—	—	(7)
Treasury shares, no par value	1	—	—	—	—	—	—
Net loss	—	—	—	—	—	(503)	(503)
Balances, June 30, 2021	1,727	2,812	—	$62,157	$62,423	$(113,842)	$10,738

Stock-based compensation	48	—		179	—	—	179
Net loss	—	—		—	—	(39)	(39)
Balances, September 30, 2021	1,775	2,812	—	$62,336	$62,423	$(113,881)	$10,878

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,623)	$(521)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,819	1,953
Stock-based compensation expense	173	302
Rent expense in excess of cash paid	126	27
Rent revenue in excess of cash received	(1,410)	(2,150)
Amortization of deferred financing costs, debt discounts and premiums	67	77
Gain on debt extinguishment	—	(146)
Bad debt expense	3,742	76
Changes in operating assets and liabilities:
Accounts receivable	(4,349)	758
Prepaid expenses and other assets	533	636
Accounts payable and accrued expenses	2,013	2,859
Other liabilities	(262)	241
Net cash (used in) provided by operating activities	(2,171)	4,112
Cash flows from investing activities:
Purchase of property and equipment	(183)	(119)
Net cash used in investing activities	(183)	(119)
Cash flows from financing activities:
Payment of senior debt	(1,219)	(1,710)
Payment of other debt	(882)	(121)
Debt extinguishment and issuance costs	—	(21)
Proceeds from other debt	50	—
Repurchase of common stock	(46)	(7)
Net cash used in financing activities	(2,097)	(1,859)
Net change in cash and restricted cash	(4,451)	2,134
Cash and restricted cash, beginning	9,848	7,492
Cash and restricted cash, ending	$5,397	$9,626

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash interest paid	$1,797	$2,154
Cash income taxes paid	—	—
Supplemental disclosure of non-cash activities:
Non-cash payments of long-term debt	—	(5,044)
Non cash debt issuance costs and extinguishment expenses	—	(102)
Net payments through Lender	$—	$(5,146)
Non-cash proceeds from sale of property and equipment	—	—
Non-cash proceeds from financing	—	5,146
Net proceeds through Lender	$—	$—

Non-cash gain on PPP Loan forgiveness	$—	$229
Vendor-financed insurance	$1,078	$867

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2022

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Regional Health Properties, Inc., a Georgia corporation ("Regional Health" or "Regional") and, together with its subsidiaries, the ("Company" or "we"), is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior housing. We operate through two reportable segments: Real Estate and Healthcare Services. As of September 30, 2022, we had investments of approximately $73.0 million in twelve health care real estate properties and nine leased properties. Our Real Estate segment consists of owning and leasing/subleasing healthcare facilities, predominantly skilled nursing facilities and assisted living facilities, to third-party tenants, which in turn operate the facilities. We currently have eleven properties, consisting of 10 skilled nursing facilities and one assisted facility, pursuant to triple-net leases and four facilities subleased pursuant to triple-net leases to seven different tenants. Our Health Care Services segment consists of operating five skilled nursing facilities and one assisted living facility via management contracts.

Regional Health is successor to, and a former wholly owned subsidiary of, AdCare Health Systems, Inc. (AdCare). On September 29, 2017, AdCare merged (the "Merger") with and into Regional Health, which was formed as a subsidiary of AdCare for the purpose of the Merger, with Regional Health continuing as the surviving corporation in the Merger.

While the Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living, the Company, when business conditions require, may undertake portfolio stabilization measures, such as operating a previously leased facility as demonstrated by the transactions undertaken by the Company since December 31, 2021. These portfolio stabilization measures, and others that the Company has undertaken, expose the Company directly to certain risks our tenants face. For more information, see Note 2 - Liquidity - Changes in Operational Liquidity - Portfolio Stabilization Measures.

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

Reclassifications

Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period's presentation.

Variable Interest Entities

The Company has a loan receivable with Peach Health, a sublessee. Such agreement creates a variable interest in the Peach Health sublessee that may absorb some or all of the expected losses of the entity. The Company does not consolidate the operating activities of the Peach Health sublessee as the Company does not have the power to direct the activities that most significantly impact the entity's economic performance.

Revenue Recognition and Allowances

Patient Care Revenue. ASC Topic 606, Revenue from Contracts with Customers requires a company to recognize revenue when the company transfers control of promised goods and services to a customer. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. Revenue from our Healthcare Services business segment is derived from services rendered to patients in the LaGrange, Lumber City, Meadowood, Thomasville, Glenvue and Tara facilities. The Company receives payments from the following sources for services rendered in our facilities: (i) the federal government under the Medicare program administered by the CMS; (ii) state governments under their respective Medicaid and similar programs; (iii) commercial insurers; and (iv) individual patients and clients. The vast majority of the revenue the Company recognizes is from government sources. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and other price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. The Company recognizes revenue at the amount that reflects the consideration the Company expects to receive in exchange for the services provided. These amounts are due from residents or third-party payors and include variable consideration for retroactive adjustments from estimated reimbursements, if any, under reimbursement programs. Performance obligations are determined based on the nature of the services provided. Revenue is recognized as performance obligations are satisfied. Estimated uncollectable amounts due from patients are generally considered implicit price concessions that are a direct reduction to net operating revenues.

Triple-Net Leased Properties. The Company's triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in straight-line rent receivable on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one or more tenant(s) of the Company's facilities, rental income for the affected facilities is recognized only upon cash collection, and any accumulated straight-line rent receivable is expensed in the period in which the Company deems rent collection to no longer be probable.

Management Fee Revenues and Other Revenues. The Company recognizes management fee revenues as services are provided. The Company has one contract to manage three facilities (the "Management Contract"), with payment for each month of service generally received in full on a monthly basis. The maximum penalty for service contract nonperformance under the Management Contract is $50,000 per year, payable after the end of the year. Further, the Company recognizes interest income from loans and investments, using the effective interest method when collectability is probable. The Company applies the effective interest method on a loan-by-loan basis.

Allowances. The Company assesses the collectability of its rent receivables, including straight-line rent receivables, working capital loans to tenants and patient reimbursement. The Company bases its assessment of the collectability of rent receivables and working capital loans to tenants on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company's evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments or payments on a working capital loan, then the Company provides a reserve against the recognized straight-line rent receivable asset or working capital loan for the portion that we estimate may not be recovered. Payments received on impaired loans are applied against the allowance. If the Company changes its assumptions or estimates regarding the collectability of future rent payments, then the Company may adjust its reserve to the rental or interest revenue recognized in the period the Company makes such change. See Note 6 – Leases. Regarding patient reimbursements, the Company assesses the patient receivable based on payor type and age of the receivable amongst several other factors. The Company has reserved for approximately 1.5% of our patient care receivables based on the historical performance and industry practices.

As of September 30, 2022 and December 31, 2021, the Company reserved for approximately $0.6 million and $0.2 million, respectively, of uncollected receivables. Accounts receivable, net of allowance, totaled $6.2 million at September 30, 2022 and $2.1 million at December 31, 2021.

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	September 30, 2022	December 31, 2021
Gross receivables
Real Estate Services	$2,479	$1,442
Healthcare Services	4,331	880

Subtotal	6,810	2,322
Allowance
Real Estate Services	(304)	(35)
Healthcare Services	(276)	(142)
Subtotal	(580)	(177)
Accounts receivable, net of allowance	$6,230	$2,145

Prepaid Expenses and Other

As of September 30, 2022 and December 31, 2021, the Company had approximately $1.3 million and $0.5 million, respectively, in prepaid expenses and other; the $0.8 million increase is related to insurance for the Lumber City, LaGrange Meadowood, Thomasville and Glenvue facility operations, while the other amounts are predominantly for directors' and officers' insurance, NYSE American annual fees, and mortgage insurance premiums.

Accounts Payable

The following table presents the Company's Accounts payable for the periods presented:

(Amounts in 000’s)	September 30, 2022	December 31, 2021
Accounts payable
Real Estate Services	$1,877	$2,781
Healthcare Services	1,601	968
Total Accounts payable	$3,478	$3,749

Other Liabilities

As of September 30, 2022 and December 31, 2021, the Company had approximately $1.4 million and $1.6 million, respectively in Other liabilities, consisting of security lease deposits and sublease improvement funds.

Other Expense, net

The Company has retained a law firm to evaluate and assist with possible opportunities to improve the Company's capital structure. See Note 2 – Series A Preferred Exchange Offer.

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or capital lease. As of September 30, 2022, all of the Company's leased facilities are accounted for as operating leases. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

In accordance with Accounting Standards Update ("ASU") ASU 2016-02, Leases, as codified in ASC 842, the Company recognizes both right of use assets and lease liabilities for leases in which we lease land, real property, or other equipment, having elected the practical expedient to maintain the prior operating lease classification for leases entered into prior to January 1, 2019. We assess any new contracts or modification of contracts in accordance with ASC 842 to determine the existence of a lease and its classification.

We report revenues and expenses for real estate taxes and insurance where the lessee has not made those payments directly to a third-party in accordance with its respective leases with us. Additionally, we expense certain leasing costs, other than leasing commissions, as they are incurred. The present value of minimum lease payments was calculated on each lease, using a discount rate of 3.85% that approximated our incremental borrowing rate and the current lease term. See Note 6– Leases for more information on the Company's operating leases.

Insurance

We maintain general liability, professional liability, and other insurance policies in amounts and with coverage and deductibles we believe are appropriate, based on the nature and risks of our business, historical experience, availability, and industry standards, including for the operations at the Tara, Lumber City, LaGrange, Thomasville, Glenvue and Meadowood facilities. Our current policies provide for deductibles for each claim and contain various exclusions from coverage. The Company has self-insured against professional and general liability claims related to its healthcare operations that were discontinued during 2014 and 2015 in connection with its transition from an owner and operator of healthcare properties to a healthcare property holding and leasing company (the "Transition"). For further information, see Note 11 – Commitments and Contingencies, and Note 14 – Commitments and Contingencies, to the consolidated financial statements for the year ended December 31, 2021 for more information. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company's estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 7 – Accrued Expenses. In addition, the Company maintains certain other insurance programs, including commercial general liability, property, casualty, directors' and officers' liability, crime, and employment practices liability.

Discontinued Operations

Prior to December 2015, the Company’s business focused primarily on owning and operating skilled nursing facilities ("SNF") and managing such facilities for unaffiliated owners with whom the Company had management contracts. These operations were discontinued and transitioned to the leasing model of business.

As of September 30, 2022 the company determined remaining escheatment liabilities for discontinued operations are $.8 million and are included in accrued expenses. As a result of this change in accounting estimate the Company recognized income net of expenses for discontinued operations of approximately $2.4 million for the three and nine months ended September 30, 2022 included in “Other (income) expense”. As of December 31, 2021 the Company’s major classes of discontinued operations assets and liabilities include $2.5 million in accounts payable and $.7 million in accrued expenses. Net expenses for discontinued operations are included in other (income) expenses on the consolidated statements of operations. Net expenses were approximately $22,000 for the three months ended and $97,000 for the nine months ended September 2021.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the respective period. Diluted earnings per share is similar to basic net loss per share except that the net loss is adjusted by the impact of the weighted-average number of shares of common stock outstanding including potentially dilutive securities (such as options, warrants and non-vested common stock) when such securities are not anti-dilutive. Potentially dilutive securities from options, warrants and unvested restricted shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities.

Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

	September 30,
(Share amounts in 000’s)	2022	2021
Stock options	13	13
Warrants - employee	34	49
Warrants - non employee	5	9
Total anti-dilutive securities	52	71

The weighted average contractual terms in years for these securities as of September 30, 2022, with no intrinsic value, are 1.8 years for the stock options and 2.2 years for the warrants.

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

New Accounting Pronouncements Issued But Not Yet Effective

In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This update requires a buyer in a supplier finance program to disclose qualitative and quantitative information about the program, at least annually, to allow financial statement users to understand the nature of the program, the activity during the period, changes from period to period, and potential magnitude. The buyer must also disclose the amount of outstanding obligations confirmed as valid by the buyer at the end of each interim reporting period. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment related to the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. During the fiscal year of adoption, information about the key terms of the programs and the balance sheet presentation of the obligations must be disclosed in each interim reporting period. The amendments in this update, except for the amendment related to the disclosure of rollforward information, must be applied retrospectively by providing the required disclosures for each period for which a balance sheet is presented. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months following the date of this filing. At September 30, 2022, the Company had $2.4 million in unrestricted cash. Unrestricted cash includes a Medicaid overpayment of $1.5 million received on September 30, 2021 that the Company expects to repay in the near future. The overpayment is recorded in Accrued Expenses in the Company's consolidated balance sheets as of September 30, 2022 and December 31, 2021.

During the nine months ended September 30, 2022, the Company's cash used in operating activities was $2.2 million primarily due to unpaid rent payments and working capital needs to transition operations of the Glenvue, Thomasville, LaGrange, Lumber City and Meadowood facilities. The Company is seeking collection of the past due rent. In addition, management is working to expedite the time it takes to collect and receive aged receivables. Cash flow from operations in the future, will be based on the operational performance of the facilities under Peach Health's management, as well as continued uncertainty of the COVID-19 pandemic and its impact on the Company's business, financial condition and results of operations.

Series A Preferred Exchange Offer

In 2020, the Company began exploring alternatives to retire or refinance our outstanding Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise. In February 2022, the Company commenced an offer to exchange (the "Exchange Offer") any and all of its outstanding 10.875% Series A Cumulative Redeemable Preferred Shares (the "Series A Preferred Stock") for newly issued shares of the Company's 12.5% Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Stock"). When the Company did not obtain the shareholder approval required in connection with the Exchange Offer, the Company terminated the Exchange Offer.

Series A Preferred Dividend Suspension

On June 8, 2018, the board of directors of Regional (the "Board") indefinitely suspended quarterly dividend payments on the 10.875% Series A Preferred Stock. As of September 30, 2022, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $43.5 million of undeclared Series A Preferred Stock dividends in arrears. The Board believes that the dividend suspension will provide the Company with additional funds to meet, in part, its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.20 per share each year, commencing on the first day after the missed fourth quarterly payment (i.e. October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has fully paid all accumulated and unpaid dividends on the Series A Preferred Stock in cash.

Debt

As of September 30, 2022, the Company had $52.6 million in indebtedness, net of $1.2 million deferred financing costs and unamortized discounts. The Company anticipates net principal repayments of approximately $2.9 million during the next twelve-month period, approximately $1.7 million of routine debt service amortization, $1.1 million of current maturities of other debt (including $0.6 million related to insurance financing), and a $0.1 million payment of bond debt.

Debt Extinguishment

On August 13, 2021, the Company received official notification from Fountainhead Commercial Capital, providers of our $0.2 million Paycheck Protection Program Loan ("PPP Loan"), that the full $0.2 million was forgiven by the SBA on July 9, 2021. Consequently the Company recorded a net gain of approximately $0.2 million on forgiveness of debt during the year ended December 31, 2021.

On September 30, 2021 the Company and the Exchange Bank of Alabama executed a $5.1 million Promissory Note with a 3.95% annual fixed interest rate and maturity date of October 10, 2026 (the "Coosa Credit Facility"). The Coosa Credit Facility, refinanced $5.1 million prime + 1.5% variable interest rate debt owed to Metro City Bank with a maturity date of January 31, 2036, (the "Coosa MCB Loan"). In conjunction with this Coosa Credit Facility refinance, the Company and the Exchange Bank of Alabama signed an agreement (the "Meadowood Credit Facility"), on October 1, 2021 that extended the maturity date on the $3.5 million Meadowood Credit Facility, as amended, in senior debt other mortgage indebtedness secured by the assets of Coosa and the assets of Meadowood, from May 1, 2022 to October 1, 2026.

The Coosa Credit Facility is secured by the assets of the Company's subsidiary Coosa Nursing ADK, LLC ("Coosa") which owns the 124-bed skilled nursing facility located in Glencoe, Alabama (the "Coosa Facility") and the assets of the Company's subsidiary Meadowood Property Holdings, LLC ("Meadowood") which owns the 106-bed assisted living facility located in Glencoe, Alabama (the "Meadowood Facility"). The Company incurred approximately $0.1 million in new deferred financing fees and expensed approximately $0.1 million deferred financing fees associated with the Coosa MCB Loan.

Additionally on August 17, 2021, the Company extended the maturity date on approximately $0.5 million other debt from August 25, 2021 to August 25, 2023 (the "KeyBank Exit Notes"). For further information, see Note 8 – Notes Payable and Other Debt.

Debt Covenant Compliance

At September 30, 2022, the Company was in compliance with the various financial and administrative covenants related to all of the Company's credit facilities.

Changes in Operational Liquidity

COVID-19. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment, processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to SNFs, and higher hospital readmittances from SNFs. The COVID-19 pandemic may also lead to temporary closures of nursing facilities operated by our tenants, impairing our tenants’ ability to make their rental payments to us pursuant to their respective lease agreements.

Portfolio Stabilization Measures. In the past. our operators did not provide lease guarantees from affiliated entities. Given this, certain operators have terminated their leases in light of operational difficulties caused by the COVID-19 pandemic. While the Company is a self-managed real estate investment company that invests in real estate, when business conditions require, the Company undertakes portfolio stabilization measures. The table below summarizes the lease terminations since the onset of the COVID-19 pandemic and the Company’s resulting portfolio stabilization measures:

Date	Facility Name	Former Operator	Current Operator

January 2021	Powder Springs	Wellington Healthcare Services	Released to Empire Care Centers

January 2021	Tara	Wellington Healthcare Services	Regional Health (managed by Peach Health)

April 2022	Meadowood	C.R. Management	Regional Health (managed by Cavalier Senior Living Operations)

May 2022	LaGrange	C.R. Management	Regional Health (managed by Peach Health)

May 2022	Lumber City	Beacon Health Management	Regional Health (managed by Peach Health)

July 2022 August 2022	Thomasville Glenvue	C.R. Management C.R. Management	Regional Health (application pending) Regional Health (managed by Peach Health)

For more information, see Note 1 – Organization and Significant Accounting Policies, Note 6 – Leases and Note 12 – Segment Results.

Capital Requirements. Until the Company releases the facilities referenced above, the operation of these facilities will require additional working capital, which is partially offset by cash flow received from the operation of these facilities. Since January, 2021, the company Accounts Receivable and Accounts Payable for the Healthcare Services segment have grown to $4.3 million and $1.6 million, respectfully.

Evaluation of the Company's Ability to Continue as a Going Concern

Under the accounting guidance related to the presentation of financial statements, the Company is required to evaluate, on a quarterly basis, whether or not the Company's current financial condition, including its sources of liquidity at the date that the consolidated financial statements are issued, will enable the Company to meet its obligations as they come due arising within one year of the date of the issuance of the Company's consolidated financial statements and to make a determination as to whether or not it is probable, under the application of this accounting guidance, that the Company will be able to continue as a going concern. The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In applying applicable accounting guidance, management considered the Company's current financial condition and liquidity sources, including current funds available, forecasted future cash flows, the Company's obligations due over the next twelve months, and the Company's recurring business operating expenses.

The Company concluded that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance.

NOTE 3. CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	September 30, 2022	December 31, 2021
Cash (1)	$2,373	$6,792

Restricted cash:
Cash collateral	$98	$125
HUD and other replacement reserves	2,079	1,914
Escrow deposits	530	700
Restricted investments for debt obligations	317	317
Total restricted cash	3,024	3,056
Total cash and restricted cash	$5,397	$9,848
(1)
Includes a Medicaid overpayment of $1.5 million received on September 30, 2021, which the Company expects to repay in the near future and is recorded in Accrued Expenses in the Company's consolidated balance sheets as of September 30, 2022 and December 31, 2021.

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

Escrow deposits—In connection with financing secured through the Company's lenders, several wholly-owned subsidiaries of the Company are required to make monthly escrow deposits for taxes and insurance.

Restricted cash for debt obligations—In compliance with certain financing and insurance agreements, the Company and certain wholly-owned subsidiaries of the Company are required to deposit cash held as collateral by the lender or in escrow with certain designated financial institutions.
NOTE 4. PROPERTY AND EQUIPMENT

The following table sets forth the Company's property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	September 30, 2022	December 31, 2021
Buildings and improvements	5-40	$65,772	$65,695
Equipment and computer related	2-10	2,852	4,494
Land (1)	—	2,774	2,776
Property and equipment		71,398	72,965
Less: accumulated depreciation and amortization		(22,889)	(22,838)
Property and equipment, net		$48,509	$50,127
(1)
Includes $0.1 million of land improvements with an average estimated useful remaining life of approximately 6.6 years.

The following table summarizes total depreciation and amortization expense three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2022	2021	2022	2021

Depreciation	$490	$542	$1,490	$1,625
Amortization	110	109	329	328
Total depreciation and amortization expense	$600	$651	$1,819	$1,953

NOTE 5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and Goodwill consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment)1)	Bed Licenses - Separable (2)	Lease Rights	Total	Goodwill (2)
Balances, December 31, 2021
Gross	$14,276	$2,471	$206	$16,953	$1,585
Accumulated amortization	(4,168)	—	(72)	(4,240)	—
Net carrying amount	$10,108	$2,471	$134	$12,713	$1,585
Balances, September 30, 2022
Gross	14,276	2,471	206	16,953	1,585
Accumulated amortization	(4,479)	—	(90)	(4,569)	—
Net carrying amount	$9,797	$2,471	$116	$12,384	$1,585
(1)
Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 4 – Property and Equipment).
(2)
The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

The following table summarizes amortization expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2022	2021	2022	2021
Bed licenses	$104	$103	$311	$310
Lease rights	6	6	18	18
Total amortization expense	$110	$109	$329	$328

Expected amortization expense for the years ending December 31, for all definite-lived intangibles, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2022	$103	$6
2023	414	23
2024	414	18
2025	414	18
2026	414	18
Thereafter	8,038	33
Total expected amortization expense	$9,797	$116

NOTE 6. LEASES

Facilities Lessee

As of September 30, 2022, the Company leased a total of nine SNFs under non-cancelable operating leases, most of which have rent escalation clauses and provisions for payments of real estate taxes, insurance, and maintenance costs. Five of the SNF's that are leased by the Company are subleased to and operated by third-party tenants. Effective January 1, 2021, the Company commenced operating the Tara Facility. In May 2022, the Company commenced operating both the LaGrange and Lumber City facilities and in July and August 2022, the Company commenced operating the Thomasville and Glenvue facilities, respectively. All five were previously subleased/lease skilled nursing facilities. The Company also leases certain office space located in Suwanee, Georgia.

The weighted average remaining lease term for these nine facilities is approximately 5.1 years. As of September 30, 2022, the Company was in compliance with all operating lease financial covenants.

Future Minimum Lease Payments

Future minimum lease payments for the twelve months ending September 30, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2023	$5,465	$(169)	$5,296
2024	5,529	(354)	5,175
2025	5,640	(583)	5,057
2026	5,753	(810)	4,943
2027	4,987	(883)	4,104
Thereafter	1,082	(399)	683
Total	$28,456	$(3,198)	$25,258
(1)
Weighted average discount rate 3.85%.

Effective August 2022, the Company amended the master lease (" Foster Lease") involving the eight facilities in Georgia. The parties agreed to amend the monthly rent by changing the individual amounts allocated to the facilities, resulting in a 19% aggregate reduction.

Sublease Termination

Beacon. One of the Company's eight Georgia facilities, leased under a prime lease, was subleased to affiliates of Beacon Health Management ("Beacon") under the Beacon sublease. The Beacon sublease related to the Lumber City facility, which was due to expire August 31, 2027, was terminated by the Company as of May 1, 2022.

C.R. Management. Two of the Company's eight Georgia facilities, leased under a prime lease, was subleased to affiliates of C.R. Management ("C-Ross") under the C-Ross sublease. The C-Ross sublease related to the LaGrange and Thomasville facilities, which was due to expire August 31, 2027, was terminated by the Company as of May 1, 2022 and July 1, 2022, respectively.

Facilities Lessor

As of September 30, 2022, the Company was the lessor of 10 of its 12 owned facilities, and the sublessor of four facilities. These leases are triple net basis leases, meaning that the lessee (i.e., the third-party tenant of the property) is obligated for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments to the Company. The weighted average remaining lease term for our 10 owned and leased out facilities is approximately 5.4 years.

Future Minimum Lease Receivables

Future minimum lease receivables for the twelve months ending September 30, for each of the next five years and thereafter is as follows:

(Amounts in 000's)
2023	$8,402
2024	8,673
2025	8,753
2026	7,863

2027	7,541
Thereafter	7,583
Total	$48,815

* Lease Receivables does not include the new lease with Oak Hallow Healthcare

For further details regarding the Company's leased and subleased facilities to third-party operators, including a full summary of the Company's leases to third-parties and which comprise the future minimum lease receivables of the Company, see Note 6 - Leases and Note 9 – Acquisitions and Dispositions in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report.

Lease Termination

C.R. Management. Three of the Company's twelve owned facilities were leased to affiliates of C.R. Management ("C-Ross"). The C-Ross lease related to the Glenvue facility, which was due to expire August 31, 2027, was terminated by the Company as of August 1, 2022.

NOTE 7. ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	September 30, 2022	December 31, 2021
Accrued employee benefits and payroll-related	$845	$343
Real estate and other taxes (1)	2,194	1,391
Self-insured reserve	109	162
Accrued interest	202	206
Unearned rental revenue	—	192
Medicaid overpayment - Healthcare Services	1,543	1,529
Other accrued expenses	1,961	1,164
Total accrued expenses	$6,854	$4,987
(1)
September 30, 2022 includes approximately $1.8 million of bed tax accruals for the Healthcare Services segment. December 31, 2021 includes approximately $0.7 million of bed taxes in arrears related to the Wellington Transition and approximately $0.3 million bed tax for the year for the Healthcare segment.

NOTE 8. NOTES PAYABLE AND OTHER DEBT

See Note 8 – Notes Payable and Other Debt in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report for a detailed description of all the Company's debt facilities.

Notes payable and other debt consists of the following:

(Amounts in 000’s)	September 30, 2022	December 31, 2021
Senior debt—guaranteed by HUD	$29,462	$30,178
Senior debt—guaranteed by USDA (1)	7,592	7,824
Senior debt—guaranteed by SBA(2)	582	602
Senior debt—bonds	6,253	6,379
Senior debt—other mortgage indebtedness	8,352	8,601
Other debt	1,563	594
Subtotal	53,804	54,178
Deferred financing costs	(1,115)	(1,177)
Unamortized discount on bonds	(121)	(125)
Notes payable and other debt	$52,568	$52,876
(1)
U.S. Department of Agriculture (USDA)
(2)
U.S. Small Business Administration (SBA)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		September 30, 2022	December 31, 2021
Senior debt - guaranteed by HUD (2)
The Pavilion Care Center	Lument Capital	12/01/2027	Fixed	4.16%	$766	$862
Hearth and Care of Greenfield	Lument Capital	08/01/2038	Fixed	4.20%	1,787	1,845
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	4,734	4,836
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	7,351	7,509
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	6,391	6,528
Georgetown	Midland State Bank	10/01/2046	Fixed	2.98%	3,237	3,305
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	5,196	5,293
Total					$29,462	$30,178
Senior debt - guaranteed by USDA (3)
Mountain Trace (4)	Community B&T	12/24/2036	Prime + 1.75%	5.75%	$3,718	$3,835
Southland (5)	Cadence Bank, NA	07/27/2036	Prime + 1.50%	6.00%	3,874	3,989
Total					$7,592	$7,824
Senior debt - guaranteed by SBA
Southland(6)	Cadence Bank, NA	07/27/2036	Prime + 2.25%	5.50%	582	602
Total					$582	$602

(1)
Represents cash interest rates as of September 30, 2022 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs, which range from 0.09% to 0.53% per annum.
(2)
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
(3)
For the two SNFs, the Company has term loans with financial institutions that are insured 70% to 80% by the USDA. The loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans had prepayment penalties of 1%, capped at 1% for the remainder of the first 10 years of the term and 0% thereafter.
(4)
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
(5)
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
(6)
For the one SNF, commonly known as Southland, the Company has a term loan with a financial institution, which is 75% insured by the SBA. The SBA funded two monthly debt payments during the three months ended March 31, 2021 and six payments commencing on March 1, 2020 and ending on August 1, 2020.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		September 30, 2022	December 31, 2021
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,253	$6,379

(1)
Represents cash interest rates as of September 30, 2022. The rates exclude amortization of deferred financing of approximately 0.01% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		September 30, 2022	December 31, 2021
Senior debt - other mortgage indebtedness
Meadowood (2)	Exchange Bank of Alabama	10/01/2026	Fixed	4.50%	$3,360	$3,478
Coosa (3)	Exchange Bank of Alabama	10/10/2026	Fixed	3.95%	4,992	5,123
Total					$8,352	$8,601
(1)
Represents cash interest rates as of September 30, 2022 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.34% per annum.
(2)
On October 1, 2021, the Exchange Bank of Alabama and the Company extended the maturity date of the Meadowood Credit Facility which is secured by the Meadowood Facility and the assets of Coosa, and which is guaranteed by Regional Health Properties, Inc., from May 1, 2022 to October 1, 2026.
(3)
On September 30, 2021, the Company refinanced the MCB Coosa Loan secured by the Coosa Facility, incurring approximately $0.1 million in new fees. The Coosa Credit Facility, guaranteed by Regional Health Properties, Inc. includes customary terms, including events of default with an associated annual 5% default interest rate, and is secured by the Coosa Facility and the assets of Meadowood. Upon the occurrence of certain events of default, the lenders may terminate the Coosa Credit Facility and the Meadowood Credit Facility and all amounts due under both credit facilities will become immediately due and payable. The Coosa Credit Facility has prepayment penalties of 5% in the first year, 4% in the second year and 1% thereafter.

(Amounts in 000’s)
Lender	Maturity	Interest Rate		September 30, 2022	December 31, 2021
Other debt
First Insurance Funding (1)	Various 2023	Fixed	3.19%	$605	$99
Key Bank (2)	08/25/2023	Fixed	0.00%	495	495
Marlin Capital Solutions	06/1/2027	Fixed	5.00%	47	—
Spring Valley LLC	04/16/2022	Fixed	3.85%	416	—
Total				$1,563	$594
(1)
Annual Insurance financing primarily for the Company's directors and officers insurance and professional liability for the facilities where the company is the licensed operator.
(2)
On August 17, 2021, Key Bank and the Company extended the maturity date from August 25, 2021 to August 25, 2023.

Debt Covenant Compliance

As of September 30, 2022, the Company had 16 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements, whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

As of September 30, 2022, the Company was in compliance with the various financial and administrative covenants under the Company's outstanding credit related instruments.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of September 30, 2022 for each of the next five years and thereafter.

For the Twelve Months Ended September 30,	(Amounts in 000’s)
2023	$2,945
2024	1,929
2025	2,022

2026	2,118
2027	9,101
Thereafter	35,689
Subtotal	$53,804
Less: unamortized discounts	(121)
Less: deferred financing costs, net	(1,115)
Total notes and other debt	$52,568

NOTE 9. COMMON AND PREFERRED STOCK

Common Stock

There were no dividends declared or paid on the common stock during the three and nine months ended September 30, 2022 and 2021.

Preferred Stock

No dividends were declared or paid on the Series A Preferred Stock for the three and nine months ended September 30, 2022 and 2021.

As of September 30, 2022, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $43.5 million of undeclared preferred stock dividends in arrears. Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company legally available for the payment of distributions, cumulative preferential cash dividends at an annual rate equal to 10.875% of the $25.00 per share stated liquidation preference of the Series A Preferred Stock, which is equivalent to an annual rate of $2.72 per share or $1.9 million per quarter. Dividends on the Series A Preferred Stock, when and as declared by the Board, are payable quarterly in arrears, on March 31, June 30, September 30, and December 31 of each year. On June 8, 2018, the Board determined to continue suspension of the payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Under the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock shall continue to accrue and accumulate regardless of whether such dividends are declared by the Board. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for four dividends periods: (i) the annual dividend rate on the Series A Preferred Stock has increased to 12.875%, which is equivalent to an annual rate of $3.20 per share or $2.2 million per quarter, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash; and (ii) the holders of the Series A Preferred Stock will be entitled to vote, as a single class, for the election of two additional directors to serve on the Board, as further described in the amended and restated articles of incorporation of the Company, otherwise referred to as the Charter.

As of September 30, 2022, the Company had 2,811,535 shares of the Series A Preferred Stock issued and outstanding.

The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to the redemption date.

On February 28, 2022, the Company commenced an offer to exchange any and all of its outstanding 10.875% Series A Cumulative Redeemable Preferred Shares for newly issued shares of the Company's 12.5% Series B Cumulative Redeemable Preferred Shares. On July 25, 2022, the company failed to receive the required votes from the common shareholders. The company decided to terminate the preferred exchange offer. The company continues to explore solutions to improve its capital structure including relaunching the preferred exchange offer.

NOTE 10. STOCK BASED COMPENSATION

Stock Incentive Plans

On November 4, 2020, the Board adopted, the Regional Health Properties, Inc. 2020 Equity Incentive Plan (the "2020 Plan"). The Company's shareholders approved the 2020 Plan on December 16, 2020 at the 2020 Annual Meeting of Shareholders of the Company. The maximum number of shares of common stock authorized for issuance under the 2020 Plan is 250,000 shares, subject to certain adjustments. No awards may be made under the 2020 Plan after the 10th anniversary of the date of shareholder approval of the 2020 Plan, and no incentive stock options may be granted after the 10th anniversary of the date of

Board approval of the 2020 Plan. As of September 30, 2022, the number of securities remaining available for future issuance under the 2020 Plan is 149,332.

The 2020 Plan replaced the AdCare Health Systems, Inc. 2011 Stock Incentive Plan, as amended (the "2011 Plan"), which was assumed by Regional Health pursuant to the Merger. The 2011 Plan was originally due to expire on March 28, 2021 and provided for a maximum of 168,950 shares of common stock to be issued. No additional awards may be granted under the 2011 Plan.

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

For the three and nine months ended September 30, 2022 and 2021, the Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2022	2021	2022	2021
Employee compensation:
Restricted stock issuance (shares repurchased)	$—	$—	$(46)	$(7)
Stock compensation expense	58	179	227	302
Forfeitures of stock based awards	—	—	(54)	—
Total employee stock-based compensation expense	$58	$179	$127	$295

For the three and nine months ended September 30, 2022 and 2021, there were no issuances of warrants.

Restricted Stock

The following table summarizes the Company's restricted stock activity for the nine months ended September 30, 2022:

	Number of Shares (000's)	Weighted Avg. Grant Date (per Share) Fair Value
Unvested, December 31, 2021	79	$12.99
Granted	24	$4.51
Vested	(21)	$13.09
Forfeited	(30)	$12.91
Unvested, September 30, 2022	52	$9.04

The remaining unvested shares at September 30, 2022 will vest over the next 1.9 years with $0.6 million in compensation expense recognized over this period.

Common Stock Options

The following summarizes the Company's employee and non-employee stock option activity for the nine months ended September 30, 2022:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2021	13	$47.53	2.5	$—
Granted	24	$4.51	9.9	$—
Forfeited	(24)	$4.51	9.9	$—

Outstanding and Vested, September 30, 2022	13	$47.53	1.8	$—

No stock options were granted during the three months ended September 30, 2022.

The following summary information reflects stock options outstanding, vested, and related details as of September 30, 2022:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested, June 30, 2022	Weighted Average Exercise Price
$15.72 - $47.99	13	1.8	$47.53	13	$47.53
Total	13	1.8	$47.53	13	$47.53

Common Stock Warrants

The Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee of the Board. The Board administers the granting of warrants, determines the persons to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. No warrants were granted during the three and nine months ended September 30, 2022 and 2021. The Company has no unrecognized compensation expense related to common stock warrants as of September 30, 2022.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of September 30, 2022, all of the Company's facilities operated by Regional or leased and subleased to third-party operators and managed for third-parties are certified by CMS and are operational. See Note 6 - Leases.

Legal Matters

The Company is a party to various legal actions and administrative proceedings and is subject to various claims arising in the ordinary course of business, including claims that the services the Company provided during the time it operated SNFs resulted in injury or death to the patients of the Company's facilities and claims related to professional and general negligence, employment, staffing requirements and commercial matters. Although the Company intends to vigorously defend itself in these matters, there is no assurance that the outcomes of these matters will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

Professional and General Liability Claims

Claims on behalf of the Company's Former Patients Prior to the Transition

As of September 30, 2022, the Company is a defendant in one professional and general liability action commenced on behalf of one of our former patients who received care at one of our facilities prior to the Transition. The plaintiff in this action alleges negligence due to failure to provide adequate and competent staff resulting in injuries, pain and suffering, mental anguish and malnutrition and seeks unspecified actual and compensatory damages, and unspecified punitive damages. This action is covered by insurance, except that any punitive damages awarded would be excluded from coverage.

Claims on behalf of the Company's Prior or Current Tenant's Former Patients after the Transition

As of September 30, 2022, the Company is a defendant in an aggregate of 10 additional professional and general liability actions. These 10 additional professional and general liability actions were commenced on behalf of former patients of our current or prior tenants. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing at the applicable facility operated by our tenants. These actions all relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator (and of which four such actions relate to events which occurred after the Company sold such facilities) and are subject to such operators' indemnification obligations in favor of the Company. There is no assurance that our tenants will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.

As of September 30, 2022, the Company is a defendant in an aggregate of 13 professional and general liability actions which set forth claims relating to time periods after the Transition, on behalf of former patients of our current or prior tenants.

During the nine months ended September 30, 2022, the following professional and general liability action (included in the 10 actions mentioned above) related to our current or former tenant's former patients were filed against the Company.

On February 8, 2022, a negligence action was filed in the State of South Carolina, County of Sumter, in the Court of Common Pleas for the Third Judicial Circuit, by Ronald and Sarah Ross against affiliates of Symmetry Health Management ("Symmetry" or "Symmetry Healthcare") and the Company, on behalf of, and alleging the wrongful sexual assault of a patient at the facility known as Blue Ridge of Sumter, which is operated by an affiliate of Symmetry. The plaintiff is seeking an unspecified amount actual damages, consequential damages, and punitive damages to be decided by Jury trial. The Company is indemnified by affiliates of Symmetry in this action. The Company believes that this action lacks merit against the Company and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in this action.

Dismissed Claims on behalf of the Company's Prior or Current Tenant's Former Patients after the Transition

On January 10, 2022, the State Court of Gwinnett County granted our motion to dismiss the Company and the Company's Chief Executive Officer from a medical negligence and wrongful death action filed in the State Court of Gwinnett County, Georgia, against Wellington, other legal entities unaffiliated with the Company, the Company, and the Company's Chief Executive Officer.

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

The Company established a self-insurance reserve for its professional and general liability claims, included within Accrued expenses on the Company's consolidated balance sheets of $0.1 million and $0.2 million as of September 30, 2022 and December 31, 2021, respectively. Additionally, as of September 30, 2022 and December 31, 2021, $0.1 million and $0.1 million, was reserved for settlement amounts in Accounts payable on the Company's consolidated balance sheets. For additional information regarding the Company's self-insurance reserve, see Note 14 – Commitments and Contingencies in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report.

NOTE 12. SEGMENT RESULTS

The Company has two primary reporting segments: (i) Real Estate Services, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants, including the Company's management of three facilities on behalf of third-party owners; and (ii) Healthcare Services, which consists of the operation of the LaGrange, Lumber City, Meadowood, Thomasville, Glenvue and Tara Facilities.

The Company reports segment information based on the "management approach" defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

The table below presents the results of operations for our reporting segments for the periods presented.

	Three Months Ended September 30,			Three Months Ended September 30,
	2022	2022	2022	2021	2021	2021
(Amounts in 000’s)	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total
Revenues:
Patient care revenues	$—	$7,769	$7,769	$—	$2,309	$2,309
Rental revenues	3,000	—	3,000	4,136	—	4,136
Management fees	255	—	255	248	—	248
Other revenues	6	—	6	9	—	9
Total revenues	3,261	7,769	11,030	4,393	2,309	6,702
Expenses:
Patient care expense	—	7,476	7,476	—	2,454	2,454
Facility rent expense	923	528	1,451	1,342	298	1,640
Cost of management fees	140	—	140	153	—	153
Depreciation and amortization	590	10	600	645	6	651
General and administrative expense	975	403	1,378	869	111	980
Doubtful accounts expense (recovery)	1,515	—	1,515	(112)	111	(1)
Other operating expenses	(80)	521	441	214	5	219
Total expenses	4,063	8,938	13,001	3,111	2,985	6,096
Income (loss) from operations	(802)	(1,169)	(1,971)	1,282	(676)	606
Other (income) expense:
Interest expense, net	633	(69)	564	666	3	669
Loss on extinguishment of debt	—	—	—	(146)	—	(146)
Other (income) expense, net	(2,164)	—	(2,164)	122	—	122
Total other (income) expense, net	(1,531)	(69)	(1,600)	642	3	645
Net loss	$729	$(1,100)	$(371)	$640	$(679)	$(39)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2022	2022	2022	2021	2021	2021
(Amounts in 000’s)	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total
Revenues:
Patient care revenues	$—	$14,650	$14,650	$—	$7,444	$7,444
Rental revenues	10,326	—	10,326	11,980	—	11,980
Management fees	774	—	774	743	—	743
Other revenues	20	—	20	84	—	84
Total revenues	11,120	14,650	25,770	12,807	7,444	20,251
Expenses:
Patient care expense	—	14,040	14,040	—	6,911	6,911
Facility rent expense	3,899	826	4,725	4,026	893	4,919
Cost of management fees	459	—	459	468	—	468
Depreciation and amortization	1,796	23	1,819	1,942	11	1,953
General and administrative expense	2,660	772	3,432	2,605	370	2,975
Doubtful accounts expense (recovery)	3,742	—	3,742	(112)	188	76
Other operating expenses	555	854	1,409	746	9	755
Total expenses	13,111	16,515	29,626	9,675	8,382	18,057
Income (loss) from operations	(1,991)	(1,865)	(3,856)	3,132	(938)	2,194
Other (income) expense:
Interest expense, net	1,898	(43)	1,855	2,010	12	2,022
Loss on extinguishment of debt	—	—	—	(146)	—	(146)
Other (income) expense, net	(1,088)	—	(1,088)	839	—	839
Total other (income) expense, net	810	(43)	767	2,703	12	2,715
Net loss	$(2,801)	$(1,822)	$(4,623)	$429	$(950)	$(521)

Total assets for the Real Estate Services segment and Healthcare Services segment were $90.5 million and $4.9 million, respectively, as of September 30, 2022. Total assets for the Real Estate Services segment and Healthcare Services segment were $103.2 million and $2.5 million, respectively, as of December 31, 2021. The Healthcare Services segment includes the $1.5 million Medicaid overpayment and is recorded in Cash on the Company's consolidated balance sheet in both periods.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC.

On November 1, 2022, the company entered into two separate subleases for the two skilled nursing facilities in South Carolina with Oak Hollow Health Management, LLC. Each lease has a ten year term with two five year renewal options. Sumter Valley Health & Rehab will have a rent in year one of $35,000 which then escalates to $50,000 per month in year two and then increases 2% each following year. Georgetown Health & Rehab has a rent of $28,000 per month for the first year and escalates 2% each following year. Regional received a personal guaranty from James Cunningham, the principal of Oak Hallow Health Management, LLC.

Effective October, 21, 2022, the Company terminated the leases for two skilled nursing facilities located in South Carolina with affiliates of Dawn Healthcare (aka Blue Ridge Healthcare Management and/or Symmetry Management). As part of the termination, Dawn Healthcare entered into a promissory note to pay the company $407,199 in 14 installments of $29,085 each beginning in January 2023.

On October 21, 2022, the Company, through wholly-owned subsidiaries, consummated a HUD refinancing of its senior mortgages on three SNFs in Ohio. Funding was provided by Newpoint Real Estate Capital LLC ("Newpoint") pursuant to three HUD guaranteed secured Healthcare Facility Notes (the "HUD Notes"). Proceeds from the HUD Notes were used to pay off existing HUD guaranteed secured mortgages and pay transaction costs. Newpoint is the servicer on other loans extended to the Company.
The aggregate principal amount of the three HUD Notes is $7.8 million, and the interest rate on the three HUD Notes is 3.97% fixed for the full term of each HUD Note. The Northwood HUD Note has a principal amount of $5.0 million and matures on November 1, 2052. The Greenfield HUD Note has a principal amount of $2.0 million and matures on November 1, 2052. The Pavilion HUD Note has a principal amount of $0.8 million and matures on December 1, 2039. Payments of principal and interest on the HUD Notes commenced on October 1, 2022. Each HUD Note is secured by a Healthcare Deed to Secure Debt, Security Agreement and Assignment of Rents covering the facilities. Newpoint may declare the loans, accrued interest and any other amounts immediately due and payable upon certain customary events of default.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report and certain information incorporated herein by reference contain forward-looking statements and information within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, and management's plans and objectives. In addition, certain statements included in this Quarterly Report, in the Company's future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "seek," "plan," "project," "continue," "predict," "will," and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on the Company's current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. The Company's actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including the Company's critical accounting policies and risks and uncertainties related to, but not limited to, the operating results of the Company's tenants, the overall industry environment, the Company's financial condition, and the impact of the COVID-19 pandemic on the Company's business. These and other risks and uncertainties are described in more detail in the Annual Report and in Part II, Item 1A "Risk Factors" of this Quarterly Report, as well as other reports that the Company files with the SEC.

Forward-looking statements speak only as of the date they are made and should not be relied upon as representing the Company's views as of any subsequent date. The Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, except as required by applicable laws, and you are urged to review and consider disclosures that the Company makes in this Quarterly Report and other reports that the Company files with the SEC that discuss factors germane to the Company's business.

Overview

Regional Health Properties, Inc., a Georgia corporation is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior housing. We operate through two reportable segments: Real Estate and Healthcare Services. Our Real Estate segment consists of real estate investments in skilled nursing and senior housing facilities. We fund our real estate investments primarily through: (1) operational cash flow, (2) mortgages, and (3) sale of equity securities. Our Healthcare Services segment is comprised of an entity set up to operate our facilities facilities as needed under our Portfolio Stabilization measures.

While the Company is a self-managed real estate investment company, the Company, when business conditions require, may undertake portfolio stabilization measures, such as operating a previously leased facility. For more information see " Recent Developments" below and Note 2 - Liquidity - Changes in Operational Liquidity - Portfolio Stabilization Measures and Note 6 - Leases to the Company's consolidated financial statements, which are included in Part I. Item 1 hereto.

Real Estate Portfolio

As of September 30, 2022, we had investments of approximately $73.0 million in twelve health care real estate properties and nine leased nine properties. We currently have eleven properties, consisting of 10 skilled nursing facilities and one assisted facility, pursuant to triple-net leases and four facilities subleased pursuant to triple-net leases to seven different tenants. In addition, we operate five skilled nursing facilities and one assisted living facility via management contracts.

Skilled Nursing Facilities receive payments primarily from Medicare, Medicaid and health insurance. Medical properties are subject to state and federal regulatory oversight.

Senior Housing includes assisted living (“ALF”) and memory care communities (“MC’) which primarily attract private payment for services as well as Medicaid Waiver payments from the state for residents who require assistance with activities of daily living. Need-driven properties are subject to regulatory oversight.

Recent Developments

Portfolio Stabilization Measures. Generally, our operators do not provide lease guarantees from affiliated entities. Given this, certain operators have terminated their leases in light of operational difficulties caused by the COVID-19 pandemic. While the Company is a self-managed real estate investment company that invests in real estate, when business conditions require, the Company undertakes portfolio stabilization measures. The table below summarizes the lease terminations since the onset of the COVID-19 pandemic and the Company’s resulting portfolio stabilization measures:

Date	Facility Name	Former Operator	Current Operator

January 2021	Powder Springs	Wellington Healthcare Services	Released to Empire Care Centers

January 2021	Tara	Wellington Healthcare Services	Regional Health (managed by Peach Health)

April 2022	Meadowood	C.R. Management	Regional Health (managed by Cavalier Senior Living Operations)

May 2022	LaGrange	C.R. Management	Regional Health (managed by Peach Health)

May 2022	Lumber City	Beacon Health Management	Regional Health (managed by Peach Health)

July 2022 August 2022	Thomasville Glenvue	C.R. Management C.R. Management	Regional Health (application pending) Regional Health (managed by Peach Health)

These properties are operated by two third-party property managers in coordination with our internal management team in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our facilities efficiently and effectively. We also rely on the property managers to operate our facilities in compliance with the terms of our management agreements and all applicable laws and regulations. As industry conditions improve, the company may look to replace management agreements with triple-net leases.

Portfolio

The following table provides summary information regarding the number of facilities and related licensed beds/units as of September 30, 2022:

	Owned		Leased		Owned		Leased		Managed For
	Leased to Third Parties		Subleased to Third Parties		Managed by Third Parties		Managed by Third Parties		Third Parties		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
State
Alabama	1	124	-	-	1	161	-	-	-	-	2	285
Georgia	2	235	4	474	1	160	3	358	-	-	10	1,227
North Carolina	1	106	-	-	-	-	-	-	-	-	1	106
Ohio	4	306	1	99	-	-	-	-	3	332	8	737
South Carolina	2	180	-	-	-	-	-	-	-	-	2	180
Total	11	1,111	6	573	1	161	3	358	3	332	23	2,587
Facility Type
Skilled Nursing	10	1,016	5	573	-	-	3	358	2	249	20	2,248
Assisted Living	1	95	-	-	1	161	-	-	-	-	2	256
Independent Living	-	-	-	-	-	-	-	-	1	83	1	83
Total	11	1,111	5	573	1	161	3	358	3	332	23	2,587

(1) Thomasville facility is self managed thus not included in the table

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation as of September 30, 2022:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management ⁴ ⁵	2	233
Aspire	5	405
Peach Health Group³	3	266
Symmetry Healthcare⁹	2	180
Beacon Health Management⁶	1	126
Vero Health Management	1	106
Cavalier Senior Living	1	161
Empire²	1	208
Subtotal	17	1,845
Regional Health Managed	3	332
Regional Health Operated ³ ⁴ ⁵ ⁶ ⁷ ⁸	5	518
Total	24	2,587
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
(6)
In May 2022, the Company entered into an Operations Transfer and Surrender Agreement by and between Lumber City Operations, LLC and LC SNF, LLC.
(7)
In July 2022, the Company entered into an Operations Transfer and Surrender Agreement by and between Thomasville Operations, LLC and C.R. of Thomasville, LLC.
(8)
In August 2022, the Company entered into an Operations Transfer Agreement and Surrender Agreement by and between Glenvue Operations, LLC and C.R. of Glenvue, LLC.
(9)
In October, 2022, the parent company of Symmetry entered into an Operations Transfer Agreement with Oak Hallow Health Management, LLC to transition the two facilities in South Carolina.

For a more detailed discussion of the above information, see Note 6 - Leases to the consolidated financial statements included in Part I, Item 1 herein. Additionally, see "Portfolio of Healthcare Investments" included in Part I, Item 1 "Business" in the Annual Report.

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Twelve Months Ended
Operating Metric (1)	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022
Occupancy (%)	65.1%	65.1%	66.7%	67.0%
(1)
Excludes three managed facilities in Ohio.

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown as of September 30, 2022:

Licensed Beds	Annual Lease Revenue¹

	Number of Facilities ²	Count	Percent	Amount ($) '000's	Percent (%)
2023	1	50	2.8%	313	2.4%
2024	1	126	6.9%	1,006	7.8%
2025	2	269	14.8%	2,294	17.7%
2026	0	-	0.0%	-	0.0%
2027	5	608	33.4%	3,408	26.4%
2028	4	355	19.5%	2,933	22.7%
2029	1	106	5.8%	557	4.3%
Thereafter	3	304	16.7%	2,416	18.7%
Total	17	1,818	100.0%	12,926	100.0%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in 000’s)	2022	2021	Percent Change (*)	2022	2021	Percent Change (*)
Revenues:
Patient care revenues	$7,769	$2,309	236.5%	$14,650	$7,444	96.8%
Rental revenues	3,000	4,136	(27.5)%	10,326	11,980	(13.8)%
Management fees	255	248	2.8%	774	743	4.2%
Other revenues	6	9	(33.3)%	20	84	(76.2)%
Total revenues	11,030	6,702	64.6%	25,770	20,251	27.3%
Expenses:
Patient care expense	7,476	2,454	204.6%	14,040	6,911	103.2%
Facility rent expense	1,451	1,640	(11.5)%	4,725	4,919	-3.9%
Cost of management fees	140	153	(8.5)%	459	468	(1.9)%
Depreciation and amortization	600	651	(7.8)%	1,819	1,953	(6.9)%
General and administrative expenses	1,378	980	40.6%	3,432	2,975	15.4%
Doubtful accounts expense (recovery)	1,515	(1)	NM	3,742	76	NM
Other operating expenses	441	219	101.4%	1,409	755	86.6%
Total expenses	13,001	6,096	113.3%	29,626	18,057	64.1%
(Loss) income from operations	(1,971)	606	NM	(3,856)	2,194	NM
Other (income) expense:
Interest expense, net	564	669	(15.7)%	1,855	2,022	(8.3)%
Other (income) expense, net	(2,164)	122	NM	(1,088)	839	NM
Total other (income) expense, net	(1,600)	645	(348.1)%	767	2,715	(71.7)%
Net loss	$(371)	$(39)	NM	$(4,623)	$(521)	787.3%

* Not meaningful ("NM").

Three Months Ended September 30, 2022 and 2021

Patient care revenues—Patient care revenues for the Healthcare Services segment, as a result of the Company operating the Tara, Meadowood, LaGrange, Lumber City, Thomasville and Glenview Facilities, were $7.8 million for the three months ended September 30, 2022, compared to $2.3 million for the same period in 2021. The 236.5% increase is primarily due to the addition of five new facilities.

Rental revenues—Rental revenue for our Real Estate Services segment decreased by approximately $1.1 million to $3.0 million for the three months ended September 30, 2022, compared with $4.1 million for the same period in 2021. The 27.5% decrease is due to less rent collected as the company is now operating five additional facilities.

Patient care expense—Patient care expense was $7.5 million for the three months ended September 30, 2022 compared with $2.5 million for the same period in 2021. The current period expense increase of $5.0 million was primarily due to the additional facilities we are operating.

Facility rent expense—Facility rent of $1.5 million for the three months ended September 30, 2022 decreased 11% from 2021 due to the amendment to the Foster Lease.

Depreciation and amortization—Depreciation and amortization was $0.6 million for the three months ended September 30, 2022, compared to $0.7 million for the same period in 2021. A greater amount of fully depreciated equipment and computer related assets in the current year was the primary driver of the decrease.

General and administrative expenses—General and administrative expenses were at $1.4 million for the three months ended September 30, 2022 compared with $1.0 million for the same period in 2021. The increase was primarily due to the additional facilities we are operating.

	Three Months Ended September 30,
(Amounts in 000’s)	2022	2021	Percent Change (*)
General and administrative expenses:
Real Estate Services	$975	$869	12.2%
Healthcare Services	403	111	263.1%
Total	$1,378	$980	40.6%

Doubtful accounts expense—The current period expense of $1.5 million is primary due to the impairment of straight-line rent associated with the lease terminations of Glenvue, Sumter and Georgetown.

Other operating expenses—Other operating expenses increased by approximately $0.2 million, to $0.4 million for the three months ended September 30, 2022, compared with $0.2 million for the same period in 2021. The increase was due to professional and legal services related to operator transition transactions.

	Three Months Ended September 30,
(Amounts in 000’s)	2022	2021	Percent Change (*)
Other operating expenses:
Real Estate Services	$(80)	$214	(137.4)%
Healthcare Services	521	5	NM
Total	$441	$219	101.4%

* Not meaningful ("NM")

Other expense, net—Other expense, net decreased by approximately $2.3 million, to ($2.2) million, for the three months ended September 30, 2022. These expenses are related to professional and legal services incurred for evaluation and assistance with possible opportunities that improve the company's capital structure. The expenses were offset by the $2.4 million gain recognized related to the write-down of certain accounts payable balances for unclaimed property.

Nine Months Ended September 30, 2022 and 2021

Patient care revenues—Patient care revenues for the Healthcare Services segment, as a result of the Company operating the Tara, Meadowood, LaGrange, Lumber City, Thomasville and Glenvue Facilities, were $14.7 million for the nine months ended September 30, 2022, compared to $7.4 million in for the same period in 2021. The 96.8% increase is primarily due to the addition of five new facilities.

Rental revenues—Rental revenue for our Real Estate Services segment was $10.3 million for the nine months ended September 30, 2022, compared with $12.0 million for the same period in 2021. The decrease is due to less rent collected as the company is now operating five additional facilities.

Patient care expense—Patient care expense was $14.0 million for the nine months ended September 30, 2022 compared with $6.9 million for the same period in 2021. The current period expense increase was primarily due to the additional facilities we are operating.

Facility rent expense—Facility rent of $4.7 million decreased by 4% for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease is due to the amended Foster Lease.

Depreciation and amortization—Depreciation and amortization was $1.8 million for the nine months ended September 30, 2022, compared to $2.0 million for the same period in 2021. A greater amount of fully depreciated equipment and computer related assets in the current year was the primary driver of the decrease.

General and administrative expenses—General and administrative expenses were increased 15.4% to $3.4 million for the nine months ended September 30, 2022, compared with $3.0 million for the same period in 2021. The increase primarily due to the additional facilities we are operating.

	Nine Months Ended September 30,
(Amounts in 000’s)	2022	2021	Percent Change (*)
General and administrative expenses:
Real Estate Services	$2,660	$2,605	2.1%
Healthcare Services	772	370	108.6%
Total	$3,432	$2,975	15.4%

Doubtful accounts expense— The current period expense is due to a $3.7 million provision for doubtful accounts recorded for non-payment of rent or from reductions taken to gain cooperation in transitioning the facilities to a new operator and the impairment of straight-line rent associated with the lease terminations.

Other operating expenses — Other operating expenses increased by approximately $0.6 million, to $1.4 million for the nine months ended September 30, 2022, compared with $0.8 million for the same period in 2021. The increase was due to professional and legal services related to operator transition transactions.

	Nine Months Ended September 30,
(Amounts in 000’s)	2022	2021	Percent Change (*)
Other operating expenses:
Real Estate Services	$555	$746	(25.6)%
Healthcare Services	854	9	NM
Total	$1,409	$755	86.6%

* Not meaningful ("NM")

Other expense, net—Other expense, net decreased by approximately $1.9 million, to $1.1 million income, for the nine months ended September 30, 2022. These expenses relate to professional and legal services incurred for evaluation and assistance with possible opportunities that improve the Company's capital structure. The expenses were offset by the $2.4 million gain recognized related to the write-down of certain Accounts payable balances for unclaimed property.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months following the date of this filing. At September 30, 2022, the Company had $2.4 million in unrestricted cash, including a Medicaid overpayment of $1.5 million received on September 30, 2021, which the Company expects to repay in the near future.

During the nine months ended September 30, 2022, the Company's net cash used in operating activities was $2.2 million primarily due to unpaid rent payments and working capital needs for the facilities we now operate. Management anticipates collecting a portion of the past due rent after the filing date and is currently negotiating various methods to collect the remaining unpaid rent. Cash flow from operations in the future will be subject to the operating performance of Peach Health under the new management agreements as well as continued uncertainty of the COVID-19 pandemic and its impact on the Company's business, financial condition and results of operations.

As of September 30, 2022, Regional recorded an estimated allowance of $0.6 million against a gross accounts receivable of $6.8 million.

During the three months ended September 30, 2022, the Company recognized approximately $0.4 million of variable rent for the Powder Springs Facility. The Tara Facility operations performance during the three months ended September 30, 2022 has been insufficient to cover any of the rent the Company is obligated to pay under its lease.

As of September 30, 2022, the Company had $52.6 million in indebtedness, net of $1.2 million deferred financing, and unamortized discounts. The Company anticipates net principal repayments of approximately $2.9 million during the next twelve-month period, approximately $1.7 million of routine debt service amortization, $1.1 million of current maturities of other debt ( $0.6 million related to insurance financing for the Tara, Meadowood, Lumber City, Thomasville, Glenvue and LaGrange Facility operations), and a $0.1 million payment of bond debt.

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

Debt Modification

In conjunction with the September 30, 2021 Coosa Facility refinance, the Company and the Exchange Bank of Alabama executed the Meadowood Credit Facility that extended the maturity date on $3.5 million Meadowood Credit Facility, as amended, in current senior debt secured by the assets of Coosa and the assets of Meadowood, other mortgage indebtedness from May 1, 2022 to October 1, 2026. Additionally on August 17, 2021, the Company extended the maturity date on approximately $0.5 million other debt from August 25, 2021 to August 25, 2023 (known as the "KeyBank Exit Notes"). For further information, see Note 8 – Notes Payable and Other Debt to the consolidated financial statements included in Part I, Item 1 herein.

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

In 2020, the Company began exploring alternatives to retire or refinance our outstanding Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise. Costs associated with these efforts have been expensed as incurred in Other expense, net and were $0.09 million and $0.2 million for the three months ended September 30, 2022 and September 30, 2021, respectively.

In February 2022, the Company commenced an offer to exchange (the "Exchange Offer") any and all of its outstanding 10.875% Series A Cumulative Redeemable Preferred Shares (the "Series A Preferred Stock") for newly issued shares of the Company's 12.5% Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Stock"). On July 25, 2022, the company failed to receive the required votes from the common shareholders. The company decided to terminate the preferred exchange offer.

Series A Preferred Stock Dividend Suspension

On June 8, 2018, the Board indefinitely suspended quarterly dividend payments on the Series A Preferred Stock. As of September 30, 2022, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $43.5 million of undeclared preferred stock dividends in arrears. The

Board believes that the dividend suspension will provide the Company with additional funds to meet, in part, its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods increased to 12.875%, which is equivalent to $3.20 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Debt Covenant Compliance

As of September 30, 2022, the Company was in compliance with the various financial and administrative covenants under the Company's outstanding credit related instruments.

Evaluation of the Company's Ability to Continue as a Going Concern

Under the accounting guidance related to the presentation of financial statements, the Company is required to evaluate, on a quarterly basis, whether or not the Company's current financial condition, including its sources of liquidity at the date that the consolidated financial statements are issued, will enable the Company to meet its obligations as they come due arising within one year of the date of the issuance of the Company's consolidated financial statements and to make a determination as to whether or not it is probable, under the application of this accounting guidance, that the Company will be able to continue as a going concern. The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In applying applicable accounting guidance, management considered the Company's current financial condition and liquidity sources, including current funds available, forecasted future cash flows, the Company's obligations due over the next twelve months, and the Company's recurring business operating expenses.

The Company concludes that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance.

For additional information regarding the Company's liquidity, see Note 2 – Liquidity and Note 8 – Notes Payable and other debt, to the consolidated financial statements included in Part I, Item 1 herein.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
(Amounts in 000’s)	2022	2021
Net cash (used in) provided by operating activities	$(2,171)	$4,112
Net cash used in investing activities	(183)	(119)
Net cash used in financing activities	(2,097)	(1,859)
Net change in cash and restricted cash	(4,451)	2,134
Cash and restricted cash at beginning of period	9,848	7,492
Cash and restricted cash, ending	$5,397	$9,626

Nine Months Ended September 30, 2022

Net cash used in operating activities—was approximately $2.2 million. The negative cash flow from operating activities was primarily caused by nonpayment of rent from Beacon and Symmetry and changes in working capital requirements, mostly due to accounts receivable increase of $3.3 million, for the facilities we operate.

Net cash used in investing activities—was approximately $0.2 million. This capital expenditure was for computer hardware, software and furniture and fixtures for the Tara Facility.

Net cash used in financing activities—was approximately $2.1 million. The cash was used to make routine payments totaling $1.2 million for our Senior debt obligations, $0.9 million for other debt.

Nine Months Ended September 30, 2021

Net cash provided by operating activities— for the nine months ended September 30, 2021 was approximately $4.1 million, primarily due to changes in working capital, consisting of our collection of rent arrears from the Wellington Lease Termination and losses from operations less noncash charges (primarily, depreciation and amortization and lease revenue in excess of cash rent received).

Net cash used in investing activities— for the nine months ended September 30, 2021 was approximately $0.1 million. This capital expenditure was for computer hardware, software and furniture and fixtures for the Tara Facility.

Net cash used in financing activities— was approximately $1.9 million for the nine months ended September 30, 2021. This is the result of routine repayments of approximately $1.7 million towards our senior debt obligations, $0.2 million repayment of other debt as well as debt extinguishment and issuance costs.

Off-Balance Sheet Arrangements

Guarantee

The Company subleased five facilities located in Ohio to the Aspire Sublessees, formerly affiliated with MSTC Development Inc., pursuant to the Aspire Subleases, whereby the Aspire Sublessees took possession of, and commenced operating, the Aspire Facilities as subtenant. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at September 30, 2022. For further information see Note 6 – Leases, to the consolidated financial statements included in Part I, Item 1 herein and also and Note 6 – Leases included in Part II, Item 8 of the Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Disclosure in response to Item 3 of Form 10-Q is not required to be provided by smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Principal Executive Officer (CEO) and Principal Financial Officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report (the "Evaluation Date"). Based on such evaluation, our management has concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective.

Our management believes a material weakness exists in our internal controls over financial reporting as of September 30, 2022 because we lack the necessary corporate accounting resources in our financial reporting processing and accounting functions as a result of recent departures of certain accounting and financial reporting personnel. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Part II. Other Information

Item 1. Legal Proceedings.

The Company is a defendant in various legal actions and administrative proceedings arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to patients. Although the Company settles cases from time to time when settlement can be achieved on a reasonable basis, the Company vigorously defends any matter in which it believes the claims lack merit and the Company has a reasonable chance to prevail at trial or in arbitration. Litigation is inherently unpredictable. There is no assurance that the outcomes of these matters will not have a material adverse effect on the Company's financial condition. Although arising in the ordinary course of the Company's business, certain of these matters are described in "Note 11 - Commitments and Contingencies".

Item 1A. Risk Factors.

In addition to information set forth in this report, you should carefully review and consider the risk factors discussed in the "Risk Factors" sections of Part 1, Item 1A in our Annual Report and of Part II, Item 1A in our Quarterly Reports for the quarters ended March 31, 2022 and June 30, 2022, which set forth information relating to important risks and uncertainties that could materially adversely affect our business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of our securities could decline, and you could lose part or all of your investment. In addition, our business, reputation, revenue, financial condition, results of operations and future prospects also could be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. You should review and consider such Risk Factors in making any investment decision with respect to our securities. There have been no material changes to the risk factors previously disclosed, except as follows.

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

Our tenants' operations have been, and we expect will continue to be, materially and adversely affected by the COVID-19 pandemic due to, among other things, decreased occupancy and increased operating costs (including costs due to the implementation of additional safety protocols and procedures, purchases of personal protective equipment, increased staffing to allow facilities to adhere to social distancing and infection control protocols, and premium pay and incentive pay for the staff), which may affect our tenants' ability to make rental payments to us pursuant to their lease agreements.

The COVID-19 pandemic may also lead to temporary closures of nursing facilities, operated by our tenants, which also may affect our tenants' ability to make their rental payments to us pursuant to their respective lease agreements. In addition, our tenants' operations could be further disrupted if any of their employees, or the employees of their vendors, have, or are suspected of having, COVID-19. This could cause, and in some cases has already caused, our tenants or their vendors to experience staffing shortages, and this could potentially require our tenants and their vendors to close parts of or entire facilities, distribution centers, or other buildings to disinfect any affected areas.

We could also be adversely affected if government authorities impose upon our tenants, or their vendors, certain restrictions due to the COVID-19 pandemic. These restrictions may be in the form of mandatory closures, requested voluntary closures, bans on new admissions, restricted operations, or restrictions on the importation of necessary equipment or supplies which may adversely affect our tenants' operations and their ability to make rental payments to us moving forward. In addition, family members may elect to keep nursing facility residents at home during the COVID-19 pandemic, thus reducing our tenants' revenue. From time to time, a number of our tenants have stopped admitting new patients due to rising COVID-19 infections which has resulted in decreased revenues.

As a result of the COVID-19 pandemic, our tenants may face lawsuits for alleged negligence associated with their responses to the emergency. The costs associated with defending, settling, or paying damages from such claims could negatively impact our tenants' operating budgets and affect their ability to meet their obligations under our leases. Further, we may be subject to increased lawsuits arising out of our alleged actions or the alleged actions of our tenants for which they have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such pending or future litigation could materially adversely affect us. The Company is not aware of any such lawsuits against our tenants.

If our tenants are unable to make rental payments to us pursuant to their lease obligations, whether due to the tenants' decrease in revenues or otherwise, then, in some cases, we may be forced to either attempt to replace tenants or restructure tenants' long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place.

While the Company has received approximately 78% of its anticipated monthly rental receipts from tenants for the three months ended September 30, 2022, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness.

On November 5, 2021, the CMS published COVID-19 Health Care Staff Vaccination requirements that most Medicare- and Medicaid-certified providers and suppliers must meet in order to participate in the Medicare and Medicaid programs. This emergency regulation was effective immediately and requires employees at Medicare and Medicaid-participating facilities and employers with more than 100 employees to be vaccinated. Some states have also issued their own orders to employers and healthcare providers that may or may not align with federal directives. The legality of both federal and state vaccine mandates will likely be decided by the courts. Until pending laws and regulations related to vaccine mandates are both finalized and adjudicated, our tenants will continue to manage in different ways — from mandating vaccines for all employees to waiting to see how the issue is ultimately resolved. The mandates, as presently written, may cause disruption to tenants' operations if employees refuse vaccination and are terminated, and our tenants are not able to replace them in a timely manner or experience increased costs to do so.

To help offset these costs as well as occupancy declines, various relief programs have been enacted by federal and state governments, which have provided, and we expect will continue to provide, some payments to our tenants, subject to the programs' respective terms and conditions. The CARES Act established a grant program administered by the HHS under which Provider Relief Funds have been made available. In early November 2021, the HHS closed the application portal for its Phase 4 allocation of approximately $17 billion of Provider Relief Funds and an allocation of approximately $8.5 billion in American Rescue Plan resources for providers serving patients living in rural areas. We expect that our tenants pursued additional funding from these allocations, and will pursue any future funding that may become available, though that our tenants may not qualify for, or receive, any Phase 4 or American Rescue Plan, or any future, funding.

We also do not know the number of facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19. While we have requested reporting from operators of their numbers of cases and the HHS and the CMS has required additional reporting by operators, we may not receive accurate information on the number of cases, which could result in a delay in reporting. We expect to see continued increased clinical protocols for infection control within facilities and increased monitoring of employees, guests and other individuals entering facilities; however, we do not yet know if future reimbursement rates in combination with the various relief programs that have been made available will be sufficient to cover the increased costs of enhanced infection control and monitoring. The extent of the COVID-19 pandemic's effect on our and our operators' operational and financial performance will depend on future developments, including the ultimate duration, spread and intensity of the outbreak, which may depend on factors such as the implementation of vaccines and treatments for COVID-19, government funds and other support for the senior care sector, and the efficacy of other policies and measures that may mitigate the impact of the pandemic, all of which are uncertain and difficult to predict. The adverse impact of COVID-19 on our business, results of operations, financial condition, and cash flows could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

The Board suspended dividend payments with respect to the Series A Preferred Stock, commencing with the fourth quarter of 2017, and determined to continue such suspension indefinitely in June 2018. No dividends have been declared or paid with respect to the Series A Preferred Stock since the third quarter of 2017. As a result of such suspension, as of the date of filing of this Quarterly Report the Company has $43.5 million of undeclared preferred stock dividends in arrears, with respect to the Series A Preferred Stock, whose annual dividend rate has increased to 12.875% commencing with the fourth quarter of 2018. For further information see Note 9 – Common and Preferred Stock.

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K12B filed on October 10, 2017

3.2	Certificate of Merger, effective September 29, 2017	Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K12B filed on October 10, 2017

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective December 31, 2018	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K12 filed on December 28, 2018

3.4	Amended and Restated Bylaws of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.3 of the Registrant's Current Report on Form 8-K12B filed on October 10, 2017

4.1	Form of Common Stock Certificate of Regional Health Properties, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K12B filed on October 10, 2017

4.2	Description of Regional Health Properties, Inc. Capital Stock	Incorporated by reference to Exhibit 4.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018

4.3*	AdCare Health Systems, Inc. 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.4*	AdCare Health Systems, Inc. 2020 Stock Incentive Plan	Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed December 17, 2020

4.5*	Form of Non-Statutory Stock Option Agreement (2011 Equity Plan)	Incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.6*	Form of Incentive Stock Option Agreement (2011 Equity Plan)	Incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.7*	Form of Restricted Common Stock Agreement –Non Employee Director (2020 Equity Plan)	Incorporated by reference to Exhibit 4.7 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

4.8*	Form of Restricted Common Stock Agreement –Employee (2020 Equity Plan)	Incorporated by reference to Exhibit 4.8 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

4.9	Form of Warrant to Purchase Common Stock of the Company (2011 Equity Plan)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-3 (File No. 333-175541)

4.10	Warrant to Purchase 50,000 Shares of Common Stock, dated December 28, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.21 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012

4.11	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Incorporated by reference to Exhibit 10.23.2 of the Registrant's Annual Report on Form 10-KSB as amended March 31, 2008

10.1	Lease, dated as of January 1, 2021, by and between ADK Georgia, LLC and PS Operator, LLC.	Incorporated by reference to Exhibit 10.245 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020

10.2	Management Consulting Services Agreement, dated as of January 1, 2021 by and between Vero Health Management, LLC, and Tara Operator, LLC.	Incorporated by reference to Exhibit 10.246 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020

10.3

Agreement Regarding Leases, dated as of On December 1, 2020, by and between Regional Health Properties, Inc., and 3223 Falligant Avenue Associates, L.P., 3460 Powder Springs Road Associates, L.P., Wellington Healthcare Services II, L.P. and Mansell Court Associates LLC.

Incorporated by reference to Exhibit 10.247 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020

10.4*	Employment Agreement, dated July 1, 2021, by and among Regional Health Properties, Inc. and Brent Morrison.

Incorporated by reference to Exhibit 10.229 of the Registrant's Amendment No. 1 to the Registration Statement on Form S-4 filed by Regional Health Properties, Inc. on July 2, 2021 (File No. 333-256667).

10.5	Management Agreement, dated as of September 22, 2021, by and between Peach Health Group, LLC and Tara Operator, LLC.	Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on September 27, 2021

10.6	Promissory Note, dated as of September 30, 2021, by and between Coosa Nursing, LLC and the Exchange Bank of Alabama.	Incorporated by reference to Exhibit 4.17 of the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 2021

10.7	Extension and Modification Agreement, dated as of October 01, 2021, by and between Meadowood Holdings Property, LLC and the Exchange Bank of Alabama.	Incorporated by reference to Exhibit 4.18 of the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 2021

10.8	Second Renewal Amended and Restated Promissory Note, dated as of August 17, 2021, by and between Regional Health Properties, Inc. and KeyBank National Association.	Incorporated by reference to Exhibit 4.19 of the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 2021

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Furnished herewith

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

* Identifies a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	November 22, 2022	/s/ Brent Morrison
Brent Morrison
Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 22, 2022	/s/ Paul O'Sullivan
Paul O'Sullivan
Vice President