Form 10-K
period 2022-12-31
REGIONAL HEALTH PROPERTIES, INC
filed 2023-04-14
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 001-33135

Regional Health Properties, Inc.

(Exact name of registrant as specified in its charter)

Georgia	81-5166048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
454 Satellite Boulevard NW, Suite 100, Suwanee, GA	30024-7191
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code (678) 869-5116

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	RHE	NYSE American
10.875% Series A Cumulative Redeemable Preferred Shares, no par value	RHE-PA	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Regional Health Properties, Inc.’s common stock held by non-affiliates as of June 30, 2022, the last business day of Regional Health Properties, Inc.’s most recently completed second fiscal quarter was $6,590.598. The number of shares of Regional Health Properties, Inc., common stock, no par value, outstanding as of March 16, 2023, was 1,883,028.

Regional Health Properties, Inc.

Form 10-K

Statement Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (this “Annual Report”) contain “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995. Any statements that do not relate to historical or current facts or matters are forward-looking statements. Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing and refinancing plans, strategic and business plans, tenants, operators, projected expenses and capital expenditures, competitive position, growth and acquisition opportunities, and compliance with, and changes in, governmental regulations. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words.

Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:

•
The increased risks associated with our portfolio stabilization measures;
•
Increases in market interest rates and inflation;
•
Epidemics or pandemics including the COVID-19 pandemic, and the related impact on our tenants, operators and healthcare facilities:
•
Our ability to raise capital through equity and debt financings, and the cost of such capital;
•
Our ability to meet the continued listing requirements of the NYSE American LLC (the “NYSE American”) and to maintain the listing of our securities thereon;
•
Our dependence on the operating success of our tenants and their ability to meet their obligations to us;
•
Operational risks with respect to our Healthcare Services segment
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
•
Our concentration in the healthcare property sector particularly in skilled nursing facilities and assisted living facilities making our profitability more vulnerable to a downturn in a specific sector than if we were investing in multiple industries:
•
The impact of liabilities associated with our legacy business of owning and operating healthcare properties, including pending and potential professional and general liability claims;
•
The relatively illiquid nature of real estate investments
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

PART I.

Item 1. Business

Description of Business

In this Annual Report except as the context suggests otherwise, the words "Regional Health" or "Regional" refer to Regional Health Properties, Inc., a Georgia corporation, and the words "Company," "we," "ours" and "us" refer to Regional Health and its subsidiaries.

Regional Health is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior housing.

Our primary business consists of acquiring and owning real estate property to be leased to third-party tenants in the healthcare sector. We primarily generate revenues by leasing properties to tenants and owning properties operated by third-party property managers throughout the United States (“U.S.”). In select circumstances, from time to time, in order to preserve the value of our assets, we may elect to take our facilities back from an operator and either hire a third-party manager or operate the facility ourselves until a new operator for the facility is secured.

We operate through two reportable segments: (i) real estate segment, which consists of owning and leasing/subleasing healthcare facilities, predominantly skilled nursing facilities ("SNFs") and assisted living facilities ("ALFs"), to third-party tenants, which in turn operate the facilities (the "Real Estate segment"); and (ii) healthcare services segment, which consists of operating the healthcare facilities (the "Healthcare Services segment").

We expect to grow our Real Estate segment while diversifying our portfolio by tenant and facility type within the healthcare sector. We plan to achieve these objectives primarily through making investments directly or indirectly in investments in joint ventures with larger firms.

Regional Health is successor to, and a former wholly owned subsidiary of, AdCare Health Systems, Inc. ("AdCare"). On September 29, 2017, AdCare merged with and into Regional Health, with Regional Health continuing as the surviving corporation (the "Merger").

Our principal executive offices are located at 454 Satellite Boulevard NW, Suite 100, Suwanee, GA 30024, and our telephone number is (678) 869-5116. We maintain a website at www.regionalhealthproperties.com. The contents of our website are not incorporated by reference herein or in any of our filings with the SEC.

Industry Trends

The skilled nursing sector of the long-term care industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting of patient care to lower cost settings. The growth of the senior population in the U.S. continues to increase healthcare costs, often faster than the available funding from government-sponsored healthcare programs. In response, federal and state governments have adopted cost containment measures that encourage the treatment of patients in more cost effective settings, such as SNFs, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals, inpatient rehabilitation facilities and other post-acute care settings. As a result, SNFs are generally serving a larger population of higher acuity patients than in the past.

Growth drivers for SNFs, according to projections published by the U.S. Census Bureau, revolve around the percentage of Americans who are turning 65 increasing from 16% of the population in 2019 to 21.6% of the population in 2030, as well as the average life expectancy of the general population increasing from 79.7 years in 2019 to an expected 81.7 years in 2030. This translates into an estimated increase of the 65+ population from 54.1 million to 80.8 million in 2019 and 2030, respectively. It is expected that these additional 26.7 million Americans will drive up demand for SNFs and facilities that house and provide care to this aging demographic, especially as they age into the prime 75+ age category.

The skilled nursing industry is large, highly fragmented, and characterized predominantly by numerous local and regional providers. Based on a decrease in the number of SNFs over the past few years, we expect that the supply and demand balance in the skilled nursing industry will continue to improve. We also anticipate that, as life expectancy continues to increase in the United States, notwithstanding the recent declines due to the COVID-19 pandemic and to increased deaths amongst younger and middle-aged individuals (due to the overdose epidemic and suicides), the overall demand for skilled nursing services will increase. More importantly for our business model, as reported by the National Investment Center for Seniors Housing and Care, the percentage of nursing home and senior housing properties that were owned by publicly traded real estate investment trusts ("REITs") was only 10.3% as of the year ended December 31, 2019. This indicates potential acquisitions and consolidation opportunities for Regional Health and organic growth represented by the aforementioned demographic trends.

We believe the skilled nursing industry has been, and will continue to be, impacted by several other trends. The use of long-term care insurance is increasing among seniors as a means of planning for the costs of skilled nursing care services. In addition, as a result of increased mobility in society, reduced average family size, and increased number of two-wage earner couples, more seniors are looking for alternatives outside their own family for their care. Further, we have identified a widening supply and demand imbalance within the SNF space. According to the American Health Care Association, the number of nursing home facilities has declined from 15,600 facilities in 2016 to 15,200 in July 2022. We anticipate that this decline in the number of nursing home facilities in light of the demographic trends identified above sets up conditions for increased utilization of SNF facilities.

Our Real Estate Portfolio

We have a geographically diverse portfolio of healthcare investments across the Southeast U.S. that offer a range of services including skilled nursing, assisted and independent living and memory care As of December 31, 2022, we had investments of approximately $66.5 million in twelve health care real estate properties and one leased property.

Skilled nursing facilities. SNFs provide services that include daily nursing, therapeutic rehabilitation, social services, activities, housekeeping, nutrition, medication management and administrative services for individuals requiring certain assistance for activities in daily living. A typical skilled nursing facility includes mostly one and two bed units, each equipped with a private or shared bathroom and community dining facilities.

Independent living communities. Independent living communities are age-restricted multi-family properties with central dining facilities that provide services that include security, housekeeping, activities, nutrition and limited laundry services. Our independent living communities are designed specifically for independent seniors who are able to live on their own, but desire the security and conveniences of community living. Independent living communities typically offer several services covered under a regular monthly fee.

Assisted living communities. ALFs provide services that include assistance for activities in daily living and permit residents to maintain some of their privacy and independence as they do not require constant supervision and assistance. Services bundled within one regular monthly fee usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24-hour availability of assistance with the activities of daily living, such as eating, dressing and bathing. Professional nursing and healthcare services are usually available at the community on call or at regularly scheduled times. A typical assisted living community is comprised of studios and one- and two-bedroom suites, each equipped with private bathrooms and efficiency kitchens.

Memory care communities. Memory care communities offer specialized options, services and clinical programs for individuals with Alzheimer’s disease and other forms of dementia. Purpose-built memory care communities offer a more residential environment than offered in a secured unit of a nursing facility. Memory Care communities offer dedicated care and specialized programming from specially trained staff for various conditions relating to memory loss in a secured environment that is typically smaller in scale and more residential in nature than traditional assisted living communities. Residents require a higher level of care, a secure environment, customized therapeutic recreation programs and more assistance with activities of daily living than in assisted living communities. Therefore, these communities have staff available 24 hours a day to respond to the unique needs of their residents.

Multi-Service Campuses. Multi-service campuses generally include some combination of co-located skilled nursing, independent living, assisted living and/or memory care units all housed at a single location and operated as a continuum of care. We also refer to continuing care retirement communities as multi-service campuses. These facilities are often marketed as an opportunity for residents to “age in place,” and tend to attract couples where the individuals may require or benefit from differing levels of care. As of December 31, 2022, our portfolio included 2 facilities that we classify as multi-service campuses.

Portfolio of Healthcare Investments

As of December 31, 2022, we owned a portfolio of nine SNFs and two multi service facilities strategically located across the Southeast U.S. In addition, we sublease one SNF.

The following table provides summary information regarding the number of facilities and related licensed beds/units by state and property type as of December 31, 2022:

Location	Skilled Nursing Facilities	Multi Service Properties	Total Properties
Alabama(a)	1	1	2
Georgia	3	-	3
North Carolina	1	-	1
Ohio(b)	2	1	3
South Carolina	2	-	2
	9	2	11

Location	Skilled Nursing Beds/Units	Multi Service Beds/Units	Total Beds/Units
Alabama(a)	124	161	285
Georgia	395	-	395
North Carolina	106	-	106
Ohio(b)	112	194	306
South Carolina	180	-	180
	917	355	1,272

Location	Skilled Nursing Investment	Multi Service Investment	Total Investment
Alabama(a)	9,613,199	4,884,514	14,497,713
Georgia	24,475,283	-	24,475,283
North Carolina	7,224,953	-	7,224,953
Ohio(b)	3,872,791	6,716,420	10,589,211
South Carolina	9,733,024	-	9,733,024
	$54,919,250	$11,600,934	$66,520,184
(a) Meadowood Retirement Village offers assisted living, memory care, and independent living and is therefore considered multi service.
(b) Eaglewood Village offers assisted living and Eaglewood Care Center offers skilled nursing. Both properties are co-located and are therefore considered multi service.

Our portfolio is currently diversified by six different licensed operators. For a more detailed discussion, see Item 2 – Properties and “Portfolio of Healthcare Investments” in Part I, Item 1., “Business”, in this Annual Report.

Acquisitions and Dispositions

Lease Termination. On December 30, 2022, the Company and Spring Valley, LLC (“Spring Valley”) entered into a Lease Termination Agreement (the “Lease Termination Agreement”) relating to the lease of the following eight nursing facilities: the Powder Springs facility, the Thomasville facility, the Jeffersonville facility, the Lumber City facility, the LaGrange facility, the Tara facility, the Oceanside facility and the Savannah Beach facility (collectively, the “Facilities”). The Lease Termination Agreement terminated the lease effective December 7, 2022 (the “Lease Termination Date”)

The Company made no acquisitions nor dispositions during the year ended December 31, 2021.

Leasing Transactions

Leasing Transactions. As of the filing date of this Annual Report, the Company is operating or has leased or subleased, as applicable, the following facilities to tenants:

Facility Name	State	Owned / Leased	Transaction Type
Coosa Valley Health & Rehab	AL	Owned	Lease
Meadowood Retirement Village	AL	Owned	Operating
Autumn Breeze Healthcare Center	GA	Owned	Lease
Glenvue Health and Rehab	GA	Owned	Operating
Mountain Trace Rehabilitation and Nursing Center	NC	Owned	Lease
Covington Care Center	OH	Leased	Sublease
Eaglewood Village	OH	Owned	Lease
Eaglewood Care Center	OH	Owned	Lease
Hearth & Care of Greenfield	OH	Owned	Lease
The Pavilion Care Center	OH	Owned	Lease
Georgetown Healthcare & Rehabilitation	SC	Owned	Lease
Sumter Valley Nursing and Rehab Center	SC	Owned	Lease

For a detailed description of each of the Company’s leases, see Note 6 - Leases to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Competitive Strengths

We believe the following competitive strengths contribute significantly to our success:

Geographically Diverse Property Portfolio. Our portfolio of 13 properties, 12 owned and 1 leased, comprising 1,703 licensed beds/units, is diversified across five states. Our properties in any one state did not account for more than 24% of our total properties as of the date of filing this Annual Report. Properties in our largest state, Ohio, are geographically dispersed around the Dayton area. We believe this geographic diversification will limit the effect of a decline in any one regional market on our overall performance.

Long-Term, Triple-Net Lease Structure. A substantial majority of our real estate properties are leased under triple-net operating leases with initial terms of 10 years pursuant to which the tenants are responsible for all facility maintenance, insurance and taxes, and utilities. As of the date of filing this Annual Report, the leases had an average remaining initial term of approximately five and a half years. In addition, our leases contain specific rent escalation amounts ranging from 1.0% to 3.0% annually. Further, each lease has one or more renewal options. For the facility subleased by the Company, the renewal option in the sublease agreement is dependent on the Company’s renewal of its lease agreement. We also receive additional security under these leases in the form of security deposits from the lessee and guarantees from the parent or other related entities of the lessee.

In-House Operating Team As of December 31, 2022, we managed 2 SNFs and an independent village community for a local hospital system in exchange for a management fee. In 2022, we began to utilize our operating team to operate some our owned facilities. By operating the skilled nursing facility, we are directly exposed to the risks and benefits of the performance of the facility. We generally utilize this structure when the current lessee can't support the lease any longer yet the properties present growth opportunities that may be achievable through capital investment and an improvement in operations. In addition, by having an in-house operating team, we can preserve a property's asset value when a tenant defaults on a lease forcing us to step in as operators.

Ability to Identify Talented Operators As a result of our management team’s operating experience, network of relationships and industry insight, we have been able and expect to continue to identify qualified local, regional and national operators. We seek operators who possess local market knowledge, demonstrate hands-on management, have proven track records, and focus on quality care and clinical outcomes. These operators are often located in secondary markets, which generally have lower costs to build and favorable demographics as demonstrated by the fact that the percentage of the population over the age of 65 is greater in the markets where we have invested than in the U.S. as a whole. We believe our management team’s experience gives us a key competitive advantage in objectively evaluating an operator’s financial position, focus on care and operating efficiency.

Significant Experience in Proactive Asset Management The members of our management team have significant experience developing systems to collect and evaluate data relating to the underlying operational and financial success of healthcare companies and healthcare-related real estate assets. We are able to utilize this experience and expertise to provide our tenants, when requested, with assistance in the areas of marketing, development, facility expansion and strategic planning. We also use information technology that allows us to efficiently and effectively collect tenant, financial, asset management and acquisitions information. Leveraging this allows us to be lean in our operations and proactive in sharing information with our tenants where we can be helpful to them. We actively monitor the operating results of our tenants, and, when requested, we offer support to our operators to identify and capitalize on opportunities to improve the operations of our facilities and the overall financial and operating strength of our operators.

Business Strategy

Our business strategy primarily is focused on investing capital in our current portfolio and growing our portfolio through the acquisition of skilled nursing and other healthcare facilities. More specifically, we seek to:

Focus on Healthcare Real Estate. We intend to continue to focus our investment program on healthcare real estate, predominately senior housing consisting of assisted living, memory care and SNFs. We have historically been focused on senior housing, and our senior management has operating and financial experience and a significant number of relationships in the long-term care industry. In addition, we believe investing in the sector best meets our investing criteria.

Diversify Our Portfolio. We look to diversify our portfolio through the acquisition of additional facilities. In addition, we plan to diversify our portfolio of mostly skilled nursing facilities with additional senior housing facilities including assisted living and memory care facilities. As we acquire new facilities, we expect to further add new tenants.

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

Monitor Investments. We monitor our real estate investments through, among other things: (i) reviewing and evaluating our tenants epidemic and pandemic protocols, including in relation to the COVID-19 pandemic; (ii) reviewing and evaluating tenant financial statements to assess operational and financial trends and performance; (iii) reviewing the state surveys, occupancy rates and patient payor mix of our facilities; (iv) verifying the payments of property and other taxes and insurance with respect to our facilities; and (v) conducting periodic physical inspections of our facilities. For tenants or facilities that do not meet performance expectations, we may seek to work with our tenants to ensure our mutual success or seek to re-lease facilities to stronger operators.

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

Management Fee Revenues and Other Revenues. The Company recognizes management fee revenues as services are provided. The Company has one contract to manage three facilities (the “Management Contract”), with payment for each month of service generally received in full on a monthly basis. As of December 31, 2021, the balance outstanding on the Management Contract was approximately $31,250 and as of December 31, 2022, was $42,250. The maximum penalty for service contract nonperformance under the Management Contract is $50,000 per year, payable after the end of the year. Further, the Company recognizes interest income from loans and investments, using the effective interest method when collectability is probable. The Company applies the effective interest method on a loan-by-loan basis.

Allowances. The Company assesses the collectability of our rent receivables, including straight-line rent receivables and working capital loans to tenants. The Company bases its assessment of the collectability of rent receivables and working capital loans to tenants on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company’s evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments or payments on a working capital loan, the Company provides a reserve against the recognized straight-line rent receivable asset or working capital loan for the portion that we estimate may not be recovered. If the Company changes its assumptions or estimates regarding the collectability of future rent payments required by a lease or required from a working capital loan to a tenant, the Company may adjust its reserve to increase or reduce the rental revenue or interest revenue from working capital loans to tenants recognized in the period the Company makes such change in its assumptions or estimates. The Company has reserved for approximately 1.5% of our patient care receivables based on accepted industry standards.

As of December 31, 2022, and December 31, 2021, the Company reserved for approximately $1.3 million and $0.2 million, respectively, of uncollected receivables. Accounts receivable, net totaled $6.3 million at December 31, 2022 compared with $2.1 million at December 31, 2021.

Government Regulation

Healthcare Regulation. Our tenants, and the Company’s Healthcare Services segment are typically subject to extensive and complex federal, state and local laws and regulations relating to quality of care, licensure and certain certificate of need (“CON”) requirements, government reimbursement, fraud and abuse practices, qualifications of personnel, adequacy of plant and equipment, data privacy and security, and other laws and regulations governing the operation of healthcare facilities. We expect that the healthcare industry will, in general, continue to face increased regulation and pressure in these areas. The applicable rules are wide-ranging and can subject our tenants to civil, criminal, and administrative sanctions, including: the possible loss of accreditation or license; denial of reimbursement; imposition of fines; suspension, decertification, or exclusion from federal and state healthcare programs; or facility closure. Changes in laws or regulations, reimbursement policies, enforcement activity, and regulatory non-compliance by tenants, operators, and managers can all have a significant effect on their operations and financial condition. These effects may adversely impact us, as detailed below, and set forth under Part I-. Item 1A – ..“Risk Factors” in this Annual Report.

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

Long-term/post-acute care facilities (and seniors housing facilities that receive Medicaid payments) are also subject to the Federal Anti-Kickback Statute. This law generally prohibits persons from offering, providing, soliciting, or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Long-term/post-acute care facilities are also subject to the Federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. The Stark Law prohibits submitting claims to Medicare if the claim results from a physician referral for certain designated services to a health service provider with whom the physician has a financial relationship unless the arrangement qualifies under one of the exceptions for a financial relationship, as set forth under the Stark Law. Similar prohibitions on physician self-referrals and submission of claims apply to state Medicaid programs. Furthermore, long-term/post-acute care facilities (and seniors housing facilities that receive Medicaid payments) are subject to substantial financial penalties under the Civil Monetary Penalties Act and the Federal False Claims Act and, in particular, actions under the Federal False Claims Act and its “whistleblower” provisions. Private enforcement of healthcare fraud has increased due in large part to amendments to the Federal False Claims Act that encourage private individuals (commonly called “whistleblowers”) to sue on behalf of the government. These whistleblower suits brought by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former patients, nurses and other employees, and competitors. Significantly, if a claim is successfully adjudicated, the Federal False Claims Act provides for treble damages and a civil penalty of up to $27,018 per claim.

Prosecutions, investigations, or whistleblower actions could have a material adverse effect on a property operator’s liquidity, financial condition, and operations, which could adversely affect the ability of the operator to meet its financial obligations to us. Finally, various state false claim act, anti-kickback laws and self-referral prohibitions may also apply to each property operator. Violation of any of the foregoing statutes can result in criminal and/or civil penalties that could have a material adverse effect on the ability of an operator to meet its financial obligations to us.

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

Additionally, other HIPAA provisions and regulations provide for communication of health information through standard electronic transaction formats and for the privacy and security of health information. In order to comply with the applicable regulations, healthcare providers often must undertake significant operational and technical implementation efforts. Operators also may face significant financial exposure if they fail to maintain the privacy and security of medical records and other personal health information about individuals. The Health Information Technology for Economic and Clinical Health (“HITECH”) Act, passed in February 2009, strengthened the Department of Health and Human Services (“HHS”) Secretary’s authority to impose civil money penalties for HIPAA violations occurring after February 18, 2009. HITECH directs the HHS Secretary to provide for periodic audits to ensure covered entities and their business associates (as that term is defined under HIPAA) comply with the applicable HITECH requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action. The U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”) issued an interim Final Rule which conformed HIPAA enforcement regulations to HITECH, increasing the maximum penalty for multiple violations of a single requirement or prohibition to $1.9 million. Higher penalties may accrue for violations of multiple requirements or prohibitions. Additionally, on January 17, 2013, CMS released an omnibus final rule, which expands the applicability of HIPAA and HITECH and strengthens the government’s ability to enforce these laws. The final rule broadens the definition of “business associate” and provides for civil money penalty liability against covered entities and business associates for the acts of their agents regardless of whether a business associate agreement is in place. This rule also modified the standard for when a breach of unsecured personally identifiable health information must be reported. Some covered entities have entered into settlement agreements with HHS for allegedly failing to adopt policies and procedures sufficient to implement the breach notification provisions in the HITECH Act. Additionally, the final rule adopts certain changes to the HIPAA enforcement regulations to incorporate the increased and tiered civil monetary penalty structure provided by HITECH, and makes business associates of covered entities directly liable under HIPAA for compliance with certain of the HIPAA privacy standards and HIPAA security standards. HIPAA violations are also potentially subject to criminal penalties.

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

Congress has significantly increased funding to the governmental agencies charged with enforcing the healthcare fraud and abuse laws to facilitate increased audits, investigations, and prosecutions of providers suspected of healthcare fraud. As a result, government investigations and enforcement actions brought against healthcare providers have increased significantly in recent years and are expected to continue. A violation of federal or state anti-fraud and abuse laws or regulations, or other related laws or regulations discussed above, by a tenant of our properties could have a material adverse effect on the tenant’s liquidity, financial condition, or operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under and otherwise complying with the terms of our leases. The Company could also be adversely affected in the event of a direct violation of such laws or regulations by the Company in its capacity as facility operator with respect to the Company’s Health Services segment, or in its capacity as business associate with respect to facilities managed by the Company.

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

COVID-19 Update

On March 11, 2020, the World Health Organization declared the outbreak of the respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, also known as COVID-19, a global pandemic. The COVID-19 pandemic has led governments and other authorities in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and the measures to protect its spread adversely affected our business in 2022, and we expect it will continue to adversely affect our business in 2023 and beyond, for a variety of reasons, including those discussed below and elsewhere hereunder.

As of December 31, 2022, the Company is aware that each of our facilities has reported one or more positive cases of COVID-19 among the residents and/or operator employee populations. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment, processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to SNFs, and higher hospital readmittances from SNFs.

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

While the Company has received approximately 80% of its expected monthly rental receipts from tenants for the year ended December 31, 2022, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient or timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis, as has occurred with more than one of our operators.

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

In addition, the COVID-19 pandemic led to CMS, the OIG and other regulatory agencies implementing various waivers and flexibilities intended to minimize burdens for healthcare providers and other industry participants that faced the challenges of the COVID-19 pandemic. These included, for example, coverage requirement waivers (e.g., three-day prior hospitalization requirement for SNF stay coverage), exercising administrative discretion in fraud and abuse enforcement, and waivers relating to telehealth and licensure requirements. On January 30, 2023, the Biden Administration announced its intent to end the national emergency and public health emergency declarations on May 11, 2023, related to the COVID-19 pandemic. Consequently, many of the waivers and flexibilities that were implemented by CMS, the OIG and other regulatory agencies in response to the COVID-19 pandemic are now scheduled to expire on May 11, 2023. We are unable to estimate at this time the impact these developments may have on the Company’s business.

Government Reimbursement

The majority of SNFs reimbursement, including our Lumber City, LaGrange, Thomasville, Glenvue and Tara Facilities, is through Medicare and Medicaid. These programs are often SNF’s largest source of funding. Senior housing communities generally do not receive funding from Medicare or Medicaid, but their ability to retain their residents is impacted by policy decisions and initiatives established by the administrators of Medicare and Medicaid. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“ACA”) and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Law”). The passage of the Healthcare Reform Law allowed formerly uninsured Americans to acquire coverage and utilize additional healthcare services. In addition, the Healthcare Reform Law gave the CMS new authorities to implement Medicaid waiver and pilot programs that impact healthcare and long-term custodial care reimbursement by Medicare and Medicaid. These activities promote “aging in place,” allowing senior citizens to stay longer in senior housing communities and diverting or delaying their admission into SNFs. In December 2017, Congress eliminated the penalty associated with the individual mandate to maintain health insurance effective January 1, 2019. In December 2018, as a result of the penalty associated with the individual mandate being eliminated, a federal trial court in Texas found that the entire ACA was unconstitutional. The Fifth Circuit Court of Appeals held that the individual mandate was unconstitutional and sent the case back to the trial court for additional analysis as to whether the rest of the ACA can survive. The U.S. Supreme Court agreed to review the case, and on June 17, 2021, dismissed the case, holding that the plaintiffs lacked standing to challenge the mandate or the remainder of the ACA. Additionally, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the ACA. These changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. We cannot predict the ultimate impact of these developments on our tenants. The potential risks, however, that accompany these regulatory and market changes are discussed below.

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

•
Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs. On October 4, 2016, CMS published a final rule that, for the first time in nearly 25 years, comprehensively updated the SNF requirements for participation under Medicare and Medicaid. Among other things, the rule implemented requirements relating to quality of care and quality of life, facility responsibilities and staffing considerations, resident assessments, and compliance and ethics programs. Failure to obtain and maintain Medicare and Medicaid certification by our tenants would result in denial of Medicare and Medicaid payments, which would likely result in a significant loss of revenue. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted payments resulting in lost revenue for specific patients. Efforts to impose reduced payments, greater discounts, and more stringent cost controls by government and other payors are expected to continue. Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs could have a material adverse effect on our tenants’ profitability and cash flows which, in turn, could adversely affect their ability to satisfy their obligations to us. We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our tenants’ operations. No assurance can be given that such reforms will not have a material adverse effect on our tenants or on their ability to fulfill their obligations to us. As a result of the Healthcare Reform Law, and specifically Medicaid expansion and establishment of Health Insurance Exchanges providing subsidized health insurance, more Americans have health insurance. These newly insured Americans utilize services delivered by providers at medical buildings and other healthcare facilities. The Healthcare Reform Law remains controversial. The continued attempts to repeal or reverse aspects of the law could result in insured individuals losing coverage, and consequently, forgoing services offered by provider tenants in medical buildings and other healthcare facilities. See Part I, Item 1A., “Risk Factors” in this Annual Report concerning a possible repeal of the ACA. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Healthcare Reform Law but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allowed states to decline to participate in the expansion—and to forego funding for the Medicaid expansion—without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is still unclear how many states will ultimately pursue this option. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but could also further strain state budgets. While the federal government paid for approximately 100% of those additional costs from 2014 to 2016, the federal matching rate decreased to 90% in 2020. We cannot predict whether other current or future efforts to repeal or amend the Healthcare Reform Law will be successful. Even absent changes to the Healthcare Reform Law, the executive branch of the federal government may make significant changes to the enforcement and implementation of Healthcare Reform Law requirements. We cannot predict the impact that any such repeal or amendment of the Healthcare Reform Law or related action by the executive branch would have on our operators or tenants and their ability to meet their obligations to us. We cannot predict whether the existing Healthcare Reform Law, or future healthcare reform legislation or regulatory changes, will have a material impact on our operators’ or tenants’ property or business. If the operations, cash flows, or financial condition of our operators and tenants are materially and adversely impacted by the Healthcare Reform Law or future legislation, our revenue and operations may be adversely affected as well.

•
CMS is transitioning Medicare from a traditional fee-for-service reimbursement model to a capitated, value-based, and bundled payment model. In the value-based model, the government pays a set amount for each beneficiary for a defined period of time, based on the beneficiary’s underlying medical needs, rather than the actual services provided. The result is increasing use of management tools to oversee individual providers and coordinate their services. This puts downward pressure on the number and expense of services provided. Roughly 11 million Medicare beneficiaries now receive care via Accountable Care Organizations, and Medicare Advantage health plans now provide care for roughly seventeen-million Medicare beneficiaries. The continued trend toward capitated, value-based, and bundled payment approaches has the potential to diminish the market for certain healthcare providers. In addition, on April 1, 2014, the Protecting Access to Medicare Act of 2014 was enacted, which implements value-based purchasing for SNFs. In fiscal year 2019, 2% of SNF payments began to be withheld and 60% of the amount withheld is being redistributed to SNFs as incentive payments through value-based payments. SNFs began reporting the claims-based 30-Day All-Cause Readmission Measure on October 1, 2015, and began reporting a resource use measure on October 1, 2016. Both measures are publicly available.

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

•
OIG has increased focus in recent years on billing practices by SNFs. In September 2015, OIG issued a report calling for reevaluation of the Medicare payment system for SNFs. In particular, OIG found that Medicare payments for therapy greatly exceeded SNFs’ costs for therapy, and that, under the current payment system, SNFs increasingly billed for the highest level of therapy even though key beneficiary characteristics remained largely the same. OIG determined that its findings demonstrated the need for CMS to reevaluate the Medicare SNF payment system, concluding that payment reform could save Medicare billions of dollars and encourage SNFs to provide services that are better aligned with beneficiaries’ care needs. OIG also formulates a formal work plan that addresses nursing facilities. The current work plan regarding nursing facilities includes several areas of investigation and review, including but not limited to (1) SNFs’ compliance in reporting related-party costs to Medicare, (2) potentially preventable inpatient hospitalizations of SNF residents, and (3) Medicare payments to SNFs under CMS’ Patient Driven Payment Model. If followed, these reports and recommendations may impact our tenants. We cannot predict the likelihood, scope, or outcome of any such investigations on our tenants if these recommendations are implemented.

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

•
CMS released its final rule outlining fiscal year 2023 Medicare payment rates and quality programs for SNFs. CMS estimates that the aggregate impact of the payment policies set forth in the final rule would result in an increase of 2.7%, or approximately $904 million, in Medicare Part A payments to SNFs in fiscal year 2023 compared to fiscal year 2022. CMS also adopted a new quality measure for the SNF QRP that assesses the rate of influenza vaccination coverage among health care personnel beginning with the fiscal year 2024 SNF QRP. In addition, CMS finalized several changes to the PDPM ICD-10 code mappings to improve consistency between the ICD-10 code mappings and current ICD-10 coding guidelines. CMS also finalized its proposal to suppress (not apply) the SNF 30-Day All-Cause Readmission Measure as part of the performance scoring for the fiscal year 2023 SNF VBP due to circumstances caused by the COVID-19 public health emergency affecting the ability to make fair, national comparisons of SNFs’ performance scores.

We are an ongoing participant in, and a direct recipient of, reimbursement under these government reimbursement programs with respect to the Lumber City, LaGrange, Thomasville, Glenvue and Tara Facilities. Additionally, a significant portion of the revenue of the healthcare operators to which we lease, and sublease properties is derived from governmentally-funded reimbursement programs, and any adverse change in such programs could negatively impact an operator’s ability to meet its obligations to us and our operating results directly due to the Company operating the Lumber City, LaGrange, Thomasville, Glenvue and Tara Facilities.

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

We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2022 or 2021.

Human Capital Resources

As of December 31, 2022, our Real Estate segment had 10 employees of which all were full-time employees (excluding facility-level employees related to the Company’s Management Contract for three facilities in Ohio). Our Healthcare Services segment had approximately 136 full-time equivalent employees. The Company’s Healthcare Services segment has had to utilize agency staffing to a much greater degree due to the COVID-19 pandemic related staffing shortages. The Company is actively working to attract and retain permanent employees. We offer benefits to care for the diverse needs of our employees. These include health benefits, paid vacations, benefits to support employee mental health, including an employee assistance program. As we continue to face evolving environmental and health challenges, we continually review our offerings to improve the competitiveness of our total compensation programs, including our health benefit offerings.

Item 1A. Risk Factors

The following are certain risk factors that could affect our business, operations and financial condition. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. This section does not describe all risks applicable to our business, and we intend it Item 1A only as a summary of certain material factors. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of the common stock, no par value per share (the "common stock"), and the 10.875% Series A Cumulative Redeemable Preferred Shares, no par value per share (the "Series A Preferred Stock"), could decline.

Risks Related to Our Business and Industry

Our portfolio stabilization in our Healthcare Services segment expose the Company to the various risks facing our tenants.

While the Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living, when business conditions require, the Company may undertake portfolio stabilization measures in order to preserve the value of our assets. This portfolio stabilization measure exposes the Company directly to all the risks our tenants face as discussed in this “Risk Factor -Risk Related to our Business and Industry" section.

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

We are subject to risks associated with public health crises, severe cold and flu seasons, epidemics and pandemics, including the COVID-19 pandemic, and other widespread illnesses.

We are subject to risks associated with public health crises, severe cold and flu seasons, epidemics and pandemics, such as the COVID-19 pandemic, and other widespread illnesses. In addition, we are subject to risk associated with government measures to prevent the spread of infectious diseases, including the global health concerns related to the COVID-19 pandemic. It is impossible to predict the severity of the annual cold and flu season or the occurrence of epidemics, pandemics or any other widespread illnesses.

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
•
Risks Related to Property Acquisitions and Dispositions: As a result of uncertainty regarding the length and severity of the COVID-19 pandemic and the impact of the pandemic on our business and related industries, our investments in and acquisitions of senior housing properties, as well as our ability to transition or sell properties with profitable results, may be limited. Such disruptions to acquisition, disposition and development activity may negatively impact our long-term competitive position.
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

Public health crises, severe cold and flu seasons, epidemics and pandemics, and other widespread illnesses could result in adverse impacts on our business, results of operations, cash flows and financial condition. Additional risks that may be associated with other future public health crises, severe cold and flu seasons, epidemics or pandemics, or other widespread illnesses include:

•
one or more of our tenants could experience deteriorating financial conditions and be unable or unwilling to pay rent on time and in full (which has, and could continue to result from, among other reasons (i) increased operating costs and staffing requirements related to compliance with Centers for Disease Control and Prevention (“CDC”) protocols, (ii) decreased occupancy rates, (iii) increased scrutiny by regulators, (iv) potential repayments of relief funds received by tenants, (v) nursing or other staffing shortages; or (vi) decisions by elderly individuals to avoid or delay entrance into assisted living and other long-term care facilities);
•
health orders, rent moratoriums, and other initiatives by federal, state, and local authorities could affect our operators and our ability to collect rent and/or enforce remedies for the failure to pay rent;
•
the possibility we may have to restructure tenants’ obligations and may not be able to do so on terms that are favorable to us;
•
decreased occupancy, including due to early resident move-outs, operators delaying new resident admissions and potential occupants postponing moves to our operators’ facilities;
•
the possibility that hospitals may cancel or significantly reduce elective surgeries, thereby reducing the number of people in need of skilled nursing care;
•
increased costs or delays that we have incurred, and may continue to incur, if we need to reposition or transition any of our currently-leased properties to another tenant or operator, which have adversely impacted, and may continue to adversely impact, our revenues and results of operations;
•
the expiration, or lack of enforcement, of liability immunity for health care providers in relation to a qualified pandemic under the Public Readiness and Emergency Preparedness Act (the “PREP Act”); and
•
complete or partial closures of, or other operational issues at, one or more of our properties resulting from government actions or directives.

The extent to which the COVID-19 pandemic, or other future health crises, may impact our business, results of operations, cash flows and financial condition, and those of our operators, depends on many factors which are highly uncertain and are difficult to predict. These factors include, but are not limited to, the duration, spread and severity of any outbreak, the timing, distribution and efficacy of vaccines and other treatments, the actions taken to contain the outbreak or health crisis or mitigate its impact, and the direct and indirect economic effects of the pandemic or other health crisis and containment measures.

We depend on affiliates of Aspire and C.R Management for a significant portion of our revenues and any inability or unwillingness by such entities to satisfy their obligations to us could have a material adverse effect on us.

As of the date of filing this Annual Report, our 13 properties (excluding the three facilities that are managed by us) are operated by a total of 11 separate tenants and two by the Company, with each of our tenants being affiliated with one of six local or regionally-focused operators. We refer to our tenants who are affiliated with the same operator as a group of affiliated tenants. Each of our operators operate (through a group of affiliated tenants) between one and five of our facilities, with our material operators, Aspire and C.R Management, each operating (through a group of affiliated tenants) five and two facilities, respectively. We therefore depend on tenants who are affiliated with Aspire and C.R Management for a significant portion of our revenues. We give no assurance that the tenants affiliated with C.R Management and Aspire will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their obligations under the applicable leases and subleases, and any inability or unwillingness by such tenants to do so could have a material adverse effect on us.

A prolonged economic slowdown could adversely impact the results of operations of our tenants, which could impair their ability to meet their obligations to us.

We believe the risks associated with our investments will be more acute during periods of economic slowdown or recession (such as the most recent recession) due to the adverse impact caused by various factors, including pandemics and other public health crises, inflation, deflation, increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a distressed real estate market, market volatility and weakened business and consumer confidence. This difficult operating environment caused by an economic slowdown or recession could have an adverse impact on the ability of our tenants to maintain occupancy rates, as the Company has experienced with its Healthcare Services segment, which could harm their financial condition and our financial condition Any sustained period of increased payment delinquencies, foreclosures or losses by our tenants could adversely affect our income from investments in our portfolio.

Increased competition, as well as increased operating costs, could result in lower revenues for some of our tenants (and our Healthcare Services segment) and may affect their ability to meet their obligations to us.

The long-term care industry is highly competitive, and we expect that it will become more competitive in the future. The Company and our tenants are competing with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. The Company and our tenants compete on a number of different levels, including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population in the surrounding areas. Operating expenses such as food, utilities, taxes, insurance and rent or debt service continue to increase. We cannot be certain that all of our tenants will be able to achieve occupancy and rate levels that will enable them to meet their full obligations to us. Our tenants may encounter increased competition in the future that could limit their ability to attract patients or residents or expand their businesses which would in turn affect their ability to make their lease payments to us.

In addition, the market for qualified nurses, healthcare professionals and other key personnel is highly competitive, and the Company and our tenants may experience difficulties in attracting and retaining qualified personnel. Increases in labor costs due to higher wages and greater benefits required to attract and retain qualified healthcare personnel incurred by our tenants could affect their ability to meet their obligations to us. This situation could be particularly acute in certain states and cities that have enacted legislation establishing minimum staffing requirements. The Tara Facility has incurred additional expenses related to the high cost of staffing agencies.

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

If a lessee experiences financial or legal difficulties, it could fail to pay us rent when due, assert counterclaims, or seek bankruptcy protection. In the case of a master lease, this risk is magnified, as a default could reduce or eliminate rental revenue from several properties. Over the past three years, four of our operators have experienced or continue to experience financial or legal difficulties resulting in non-payment of rent or bankruptcy. See Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Leased and Subleased Facilities to Third-Party Operators” for further discussion. Additionally, the COVID-19 pandemic has caused, and depending on its scope and duration could continue to cause, financial and legal difficulties for certain of our lessees. If an operator is unable to comply with the terms of its leases, we could be asked to defer rent or forced to modify the leases in ways that are unfavorable to us. Alternatively, the failure of an operator to perform its obligations under a lease or other agreements with us could force us to declare a default and terminate the lease. There can be no assurance that we would be able to find a suitable replacement operator or re-lease the property on substantially equivalent or better terms than the prior lease, if at all. If a lessee seeks bankruptcy protection, it could delay our efforts to collect past due amounts owed to us under the applicable lease and ultimately preclude collection of all or a portion of those amounts.

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

Our tenants who engage in business with the federal government may be sued under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. See “Government Regulation-Healthcare Regulation” in Part I, Item 1., “Business” in this Annual Report. These lawsuits can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any of these lawsuits are brought against our tenants, such suits combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on our tenants’ liquidity, financial condition and results of operations and on their ability to satisfy their obligations under our leases, which, could in turn, have a material adverse effect on us.

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

Healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure and security, are costly and at times tenant-specific. A new or replacement tenant may require different features in a property, depending on that tenant’s particular operations. If a current tenant is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property before we are able to secure another tenant. Supply chain volatility and labor shortages may increase these construction costs. In addition, approvals of local authorities for any required modifications and/or renovations may be necessary, resulting in delays in transitioning a facility to a new tenant. These expenditures or renovations and delays could materially and adversely affect our business, financial condition or results of operations.

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

Our Healthcare Services segment and tenants rely on reimbursement from third-party payors, including the Medicare (both traditional Medicare and “managed” Medicare/Medicare Advantage) and Medicaid programs, for substantially all of their revenues, as does our Healthcare Services segment. Federal and state legislators and regulators have adopted or proposed various cost-containment measures that would limit payments to healthcare providers, and budget crises and financial shortfalls have caused states to implement or consider Medicaid rate freezes or cuts. Private third-party payors also have continued their efforts to control healthcare costs. We give no assurance that our Healthcare Services segment or tenants that currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates could have a material adverse effect on the liquidity, financial condition, and operations of some of our tenants. These limits may be imposed by statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, court decisions, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries or carriers, government funding restrictions (at a program level or with respect to specific facilities), interruption or delays in payments due to any ongoing government investigations and audits at such property, or private payor efforts. Additionally, these limits could adversely affect our tenants' ability to comply with the terms of our leases and have a material adverse effect on us.

We pursue property acquisitions and seek strategic opportunities in the ordinary course of our business, which may result in significant usage of management resources or costs, and we may not fully realize the potential benefits of such transactions or the acquisition may not prove to be successful.

We regularly review, evaluate, engage in discussions regarding, and pursue acquisitions of properties and seek other strategic opportunities in the ordinary course of business in order to maximize stockholder value. We may devote a significant amount of our management resources to, and incur significant costs in connection with, such transactions, which may not result in definitive agreements or the completion of any transaction and could negatively impact our operations. In addition, there is no assurance that we will fully realize the potential benefits of any past or future acquisition or strategic transaction. Also, we might encounter unanticipated difficulties and expenditures relating to our acquired healthcare properties, including contingent liabilities, or our newly acquired healthcare properties might require significant management attention that would otherwise be devoted to our ongoing business. Such costs may negatively affect our results of operations.

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

As of the date of filing this Annual Report, the Company is a defendant in 10 professional and general liability actions, one such action was commenced on behalf of a former patient of the Company and the remaining actions were commenced by former patients of the Company’s current or prior tenants. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died while patients of our facilities due to professional negligence or understaffing. One such action, on behalf of the Company’s former patient, is covered by insurance, except that any award of punitive damages would be excluded from such coverage. 9 of such actions relate to events which occurred after the Company transitioned (the "Transition") the operations of the facilities in question to a third-party operator and which are subject to such operators’ indemnification obligations in favor of the Company.

The Company maintains insurance for professional and general liability claims for its Healthcare Services segment, which included in 2022 the LaGrange, Lumber City, Meadowood, Thomasville, Glenvue and Tara Facilities, however for claims prior to January 1, 2020, the Company is self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the Transition. The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses” in the Company’s audited consolidated balance sheets of $0.1 million and $0.2 million at December 31, 2022, and December 31, 2021, respectively. Additionally, at December 31, 2021 and December 31, 2020, approximately $0.1 million and $0.1 million was reserved for settlement amounts in “Accounts payable” in the Company’s audited consolidated balance sheets. See Note 13 - Commitments and Contingencies to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data.” in this Annual Report. Also see “Critical Accounting Policies - Self Insurance Reserve” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

Our properties are located in five states, with our largest presence in Ohio. As a result of this concentration, the conditions of state and local economies and real estate markets, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state and local funding, acts of nature and other factors that may result in a decrease in demand and reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our tenants’ revenue, costs and results of operations, affecting their ability to meet their obligations to us.

Risks Related to Laws and Regulations

Healthcare reform legislation impacts cannot accurately be predicted and could adversely affect our results of operations.

We and the healthcare operators leasing our properties depend on the healthcare industry and are susceptible to risks associated with healthcare reform. Legislative proposals are introduced each year that would introduce major changes in the healthcare system, both nationally and at the state level. Certain measures could negatively affect our business or the businesses of our tenants if enacted. Efforts may also be made to reduce the age at which individuals become eligible for Medicare, which could have an adverse impact on our tenants because Medicare sometimes reimburses long term care providers at rates lower than those paid by commercial payors. We also believe that additional resources may be dedicated to regulatory enforcement, which could increase our tenants’ costs of doing business and negatively impact their ability to pay their rent obligations to us. Additional stimulus funding for state and local governments may have a positive impact on our tenants because it may alleviate some pressures on state and local governments to reduce overall Medicaid expenditures.

Our tenants are subject to extensive federal, state and local laws and regulations affecting the healthcare industry that include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights and insurance, fraudulent or abusive behavior, and financial and other arrangements that may be entered into by healthcare providers. If our tenants or operators fail to comply with the laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant operational changes. Changes in enforcement policies by federal and state governments have also resulted in a significant increase in inspection rates, citations of regulatory deficiencies and sanctions, including terminations from Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and criminal penalties. Our tenants and operators could be forced to expend considerable resources responding to an investigation, lawsuit or other enforcement action under applicable laws or regulations. Additionally, if our tenants’ residents do not have insurance, it could adversely impact the tenants’ ability to satisfy their obligation to us.

Failure by our tenants to comply with various local, state, and federal government regulations may adversely impact their ability to make lease payments to us.

The failure of our tenants to comply with federal, state, or local regulations could result in penalties which could include loss or restriction of license, loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal, state and local health care programs, or closure of the facility. These regulations have increased in response to the COVID-19 pandemic. The loss or imposition of restrictions on any required license, registration, certificate of need, provider agreement or certification would prevent a facility from operating in the manner intended by the operator. Additionally, failure by any of our operators to comply with applicable laws and regulations could result in adverse publicity and reputational harm, and therefore could harm our business.

If we or our tenants fail to adhere to applicable privacy and data security laws, or experience a data security incident or breach, this could have a material adverse effect on us or on our tenants’ ability to meet their obligations to us.

We and our tenants are subject to HIPAA and various other state and federal laws that relate to privacy and data security, including the reporting of data breaches involving personal information as discussed in “—Government Regulation,” in Part I, Item1., “Business” in this Annual Report. Failure to comply with these requirements could have a materially adverse effect on us and the ability of our tenants to meet their obligations to us. Furthermore, the adoption of new privacy, security and data breach notification laws at the federal and state level could require us or our tenants to incur significant compliance costs. In addition, the cost and operational consequences of responding to cybersecurity incidents and breaches and implementing remediation measures could be significant.

While we and our tenants maintain various security controls, there is a risk of data security incidents or breaches resulting from unintentional or deliberate acts by third parties or insiders attempting to obtain unauthorized access to information, destroy or manipulate data, or disrupt or sabotage information systems. The trend toward increased remote work and rapid implementation of telehealth within the health care industry in response to the COVID-19 pandemic may have created new or increased cyber risks. Cyber incidents range from individual attempts to gain unauthorized access to our IT systems to sophisticated attacks by hacking groups and nation-state actors. Information technology systems are a vital part of the business of our Company and our tenants, and a security incident or breach could result in a material loss of business, business interruption, loss of patient or other critical data, regulatory enforcement, substantial legal liability and reputational harm. Despite the deployment of commercially reasonable efforts and sophisticated techniques to prevent cyber incidents, information systems remain potentially vulnerable because the techniques used by hackers continue to evolve and are designed not to be detected. In fact, some unauthorized access may not be detected for an extended period of time. As a result, we or our tenants may suffer cybersecurity incidents where we or our tenants have implemented cybersecurity protections. A data security incident or breach occurring at or involving the Company could have a material adverse impact on our Company. Where the data security incident or breach occurs at or involves a tenant, this could jeopardize the tenant’s ability to fulfill its obligations to us.

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

The cost of any required investigation, remediation, removal, fines or personal or property damages and the owner’s liability therefor could exceed the value of the property and the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect an operator’s ability to attract additional patients or residents and our ability to sell or rent such property or to borrow using such property as collateral which, in turn, could negatively impact our revenues. See “—Environment Regulation” in Part I, Item 1., “Business” in this Annual Report."

Risks Related to Our Capital Resources and Indebtedness

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

As of December 31, 2022, we had approximately $52.2 million in indebtedness, including current maturities of debt. We may also obtain additional short-term and long-term debt to meet future capital needs, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

For the year ended and as of December 31, 2022, we had a net loss of $6.9 million. At December 31, 2022, we had $0.8 million in cash, including a Medicaid overpayment of $0.2 million received in the third and fourth quarter of 2021, which was repaid in February 2023 and is recorded in “Accrued Expenses” in the Company’s consolidated balance sheets as of December 31, 2022. Additionally, the Company has approximately $3.1 million of restricted cash and $52.2 million in indebtedness net of $1.1 million deferred financing and unamortized discounts, of which the Company anticipates net principal repayments of approximately $1.8 million during the next twelve-month period. Additionally, as of December 31, 2022, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $45.9 million of accumulated accrued and unpaid dividends.

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

Our ability to raise capital through equity sales is dependent, in part, on the market price of our capital stock and the terms of our Series A Preferred Stock, including the amount of the undeclared preferred stock dividends in arrears with respect to the Series A Preferred Stock.

As with other publicly-traded companies, the availability of equity capital depends, in part, on the market price of our capital stock, which, in turn, will depend upon various market conditions and other factors that may change from time to time, and could negatively impact the market price of our stock, including:

•
the extent of investor interest;
•
our financial performance and that of our tenants;
•
general stock and bond market conditions; and
•
other factors such as governmental regulatory action.

Further, our ability to raise capital through equity sales has been adversely affected by the terms of our Series A Preferred Stock and the amount of the undeclared preferred stock dividend in arrears with respect to the Series A Preferred Stock, which was $45.9 million as of December 31, 2022.

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

Risks Related to Investment in Our Securities and Organizational Documents

The price of our common stock and Series A Preferred Stock has fluctuated, and a number of factors may cause the price of our common stock or Series A Preferred Stock to decline.

The market price of our common stock and Series A Preferred Stock has fluctuated and may fluctuate significantly in the future, depending upon many factors, many of which are beyond our control. These factors include:

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
•
changes in financial estimates, our ability to meet those estimates, or recommendations by securities analysts with respect to us or our competitors; and
•
future sales of the Company's equity or debt securities.

In addition, to the above factors, the market price of the Series A Preferred Stock may also fluctuate based upon additional factors including:

•
prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock;
•
trading prices of preferred equity securities issued by other companies in our industry;
•
the annual yield from distributions on the Series A Preferred Stock as compared to yields on other financial instruments; and
•
the amount of undeclared preferred stock dividends in arrears with respect to the Series A Preferred Stock, which was $45.9 million at December 31, 2022.

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

We suspended the quarterly dividend payment with respect to our Series A Preferred Stock commencing with the fourth quarter of 2017, and in June 2018, we determined to continue such suspension indefinitely. As a result of such suspension, the Company has $45.9 million of undeclared preferred stock dividends in arrears as of December 31, 2022. See Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources” in this Annual Report. As a result, the value of your investment in our common stock may suffer if sufficient funds are not available to first satisfy our obligations to the holders of our Series A Preferred Stock in the event of our liquidation.

There are no assurances of our ability to pay dividends in the future.

We are a holding company, and we have no significant operations. We rely primarily on dividends and other distributions from our subsidiaries to us so we may, among other things, pay dividends on our capital stock, if and to the extent declared by the Company's Board of Directors (the "Board"). The ability of our subsidiaries to pay dividends and make other distributions to us depends on their earnings and may be restricted in the future by the terms of certain agreements governing their indebtedness. If our subsidiaries are in default under such agreements, then they may not pay dividends or make other distributions to us.

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

The ownership and transfer restrictions contained in our Amended and Restated Articles of Incorporation, as amended and currently in effect (the "Charter"), may prevent or restrict you from acquiring or transferring shares of the common stock.

As a result of the Merger, the Charter contains provisions restricting the ownership and transfer of the common stock. These ownership and transfer restrictions include that, subject to the exceptions, waivers and the constructive ownership rules described in the Charter, no person (including any “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") may beneficially own, or be deemed to constructively own by virtue of the ownership attribution provisions of the Code, in excess of 9.9% (by value or number of shares, whichever is more restrictive) of the outstanding common stock. The Charter also prohibits, among other things, any person from beneficially or constructively owning shares of common stock to the extent that such ownership would cause the Company to fail to qualify as a REIT by reason of being “closely held” under the Code (without regard to whether the ownership interest is held during the last half of a taxable year) or that would cause the Company to otherwise fail to qualify as a REIT. Furthermore, any transfer, acquisition or other event or transaction that would result in common stock being beneficially owned by less than 100 persons (determined without reference to any rules of attribution) will be void ab initio, and the intended transferee shall acquire no rights in such common stock. These ownership and transfer restrictions could have the effect of delaying, deferring or preventing a transaction or a change in control involving the Company that might involve a premium price for our capital stock or otherwise be in the best interests of our shareholders.

Provisions in Georgia law, our Charter and our Amended and Restated Bylaws (the Bylaws") may delay or prevent a change in control or management that shareholders may consider desirable.

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

In addition, if the Company fails for 180 or more consecutive days to maintain a listing of the Series A Preferred Stock on a national exchange, then: (i) the annual dividend rate on the Series A Preferred Stock will be increased from 10.875% per annum to 12.875% per annum on the 181st day; and (ii) the holders of the Series A Preferred Stock are entitled to vote for the election of two additional directors to serve on the Board in accordance with, and subject to the requirements of, the Charter. Such increased dividend rate and voting rights will continue for so long as the Series A Preferred Stock is not listed on a national exchange. Additionally as the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four consecutive dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend period to has increased to 12.875%; commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash. See Note 10- Common and Preferred Stock to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

General Risk Factors

The costs of being publicly owned may strain our resources and impact our business, financial condition, results of operations and prospects.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting.

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

Item 2. Properties

Owned Facilities

The following table provides summary information regarding our facilities leased and subleased to third parties as of December 31, 2022:

Facility Name	Beds/Units	Structure	Operator Affiliation (a)
Alabama
Coosa Valley Health & Rehab	124	Owned	C.R. Management
Meadowood Retirement Village	161	Owned	Cavalier Senior Living
Subtotal (2)	285
Georgia
Autumn Breeze Healthcare Center	109	Owned	C.R. Management
Glenvue Health and Rehab	160	Owned	RHP Operations
Southland Healthcare and Rehabilitation Center	126	Owned	Beacon Health Management
Subtotal (3)	395
North Carolina
Mountain Trace Rehabilitation and Nursing Center	106	Owned	Vero Health Management
Subtotal (1)	106
Ohio (b)
Eaglewood Village	95	Owned	Aspire Regional Partners
Eaglewood Care Center	99	Owned	Aspire Regional Partners
Hearth & Care of Greenfield	50	Owned	Aspire Regional Partners
The Pavilion Care Center	62	Owned	Aspire Regional Partners
Subtotal (4)	306
South Carolina
Georgetown Healthcare & Rehabilitation	84	Owned	Oak Hollow Health Care Management
Sumter Valley Nursing and Rehab Center	96	Owned	Oak Hollow Health Care Management
Subtotal (2)	180
Total - All Facilities (12)	1,272
(a)
Indicates the operator with which the tenant of the facility is affiliated.
(b)
The Company leases one skilled nursing facility and subleases it to Aspire Regional Partners.

Our leases and subleases are generally on an individual facility basis with tenants that are separate legal entities affiliated with the above operators. See “Portfolio of Healthcare Investments” in Part I, Item 1, “Business”, in this Annual Report.

All facilities are SNFs except for the Eaglewood ALF facility and the Meadowood facility, which are ALF’s. Bed/units numbers refer to the number of licensed beds.

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

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Twelve Months Ended
Operating Metric (1)	March, 31, 2022	June, 30, 2022	September, 30, 2022	December, 31, 2022
Occupancy (%) (2)	65.1%	65.6%	66.9%	67.2%

(1)
Excludes three managed facilities in Ohio.
(2)
Occupancy percentages are based on licensed beds and include data related to the previously leased facilities.

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown:

		Licensed Beds		Annual Lease Revenue (1)
	Number of Facilities	Amount	Percent (%)	Amount ($) '000's	Percent (%)
2023	1	50	4.8%	241	3.9%
2024	1	126	12.0%	—	0.0%
2025	1	109	10.4%	910	14.9%
2026	—	—	0.0%	—	0.0%
2027	—	—	0.0%	—	0.0%
2028	4	355	33.8%	2,352	38.5%
2029	1	106	10.1%	538	8.8%
2030	1	124	11.8%	1,071	17.5%
Thereafter	2	180	17.1%	995	16.3%
Total	11	1,050	100.0%	6,108	100.0%

(1)
Straight-line rent.

Corporate Office

Our corporate office is located in Suwanee, Georgia. We lease approximately 3,000 square feet of office space in the Suwanee, Georgia area with a term through June 2023. The company is in discussions with its landlord regarding extending the lease.

Item 3. Legal Proceedings

The Company is a defendant in various legal actions and administrative proceedings arising in the ordinary course of business, including claims that the services the Company provided during the time it operated SNFs resulted in injury or death to patients. Although the Company settles cases from time to time when settlement can be achieved on a reasonable basis, the Company vigorously defends any matter in which it believes the claims lack merit and the Company has a reasonable chance to prevail at trial or in arbitration. Litigation is inherently unpredictable. There is no assurance that the outcomes of these matters will not have a material adverse effect on the Company’s financial condition. Although arising in the ordinary course of the Company's business, certain of these matters are described in “Note 13 - Commitments and Contingencies – Professional and General Liability Claims” to our audited consolidated financial statements included in Part II, Item 8 ., "Financial Statements and Supplementary Data" in this Annual Report.

The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. See “Risks Related to Our Business and Industry- If we are unable to resolve our professional and general liability actions on terms acceptable to us, then it could have a material adverse effect on our business, financial condition and results of operations in Part I, Item 1.A, “Risk Factors.” in this Annual Report.

Certain other legal matters are described in “Note 13 - Commitments and Contingencies – Other Legal Matters" to our audited consolidated financial statements included in Part II, Item 8., "Financial Statements and Supplementary Data" in this Annual Report. “Note 13 - Commitments and Contingencies – Professional and General Liability Claims” and “Note 13 – Commitments and Contingencies- Other Legal Matters”, each included in Part II, Item 8., "Financial Statements and Supplementary Data" in this Annual Report. are each incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

The common stock is listed for trading on the NYSE American under the symbol “RHE.” Based on information supplied from our transfer agent, there were approximately 5,766 shareholders of record of the common stock as of March 3, 2023.

We are a holding company and we have no significant operations. We rely primarily on dividends and other distributions from our subsidiaries to us so we may, among other things, pay dividends on the common stock, and the Series A Preferred Stock, if and to the extent declared by the Board. The ability of our subsidiaries to pay dividends and make other distributions to us depends on their earnings and may be restricted by the terms of certain agreements governing their indebtedness. If our subsidiaries are in default under such agreements, then they may not pay dividends or make other distributions to us.

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

The Board suspended dividend payments with respect to the Series A Preferred Stock commencing with the fourth quarter of 2017, and determined to continue such suspension indefinitely in June 2018. Accordingly, the Company has not paid dividends with respect to the Series A Preferred Stock since the third quarter of 2017. See Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this Annual Report. As a result of this dividend suspension, no dividends may be declared or paid on the common stock until all accumulated accrued and unpaid dividends on the Series A Preferred Stock have been, or contemporaneously are, declared and paid, or declared and a sum sufficient for the payment thereof is set apart for payment, for all past dividend periods. Additionally, as the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four consecutive dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%; commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash. See Note 10- Common and Preferred Stock to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2022, there were no open-market repurchases of the common stock or the Series A Preferred Stock.

For further information, see Note 10 - Common and Preferred Stock to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We plan to grow our Real Estate segment while diversifying our portfolio by tenant and facility type within the healthcare sector. We plan to achieve these objectives primarily through making investments directly or indirectly in healthcare real estate, including investments in joint ventures with larger health care investors.

Industry Trends and Uncertainties

Our operations have been and are expected to continue to be impacted by economic and market conditions. Together with the ongoing impact of the COVID-19 pandemic, increases in interest rates, labor shortages, supply chain disruptions, high inflation and increased volatility in public equity and fixed income markets have led to increased costs and limited the availability of capital. In 2022, several of our operators notified us that they could not continue to maintain the lease payment given the state of the facilities operations. In addition, one operator was notified by the State of Alabama to transition the facility to a new operators or the state was going to shut down the facility.

COVID-19 Pandemic. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment, processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to SNFs, and higher hospital readmittances from SNFs. The COVID-19 pandemic may also lead to temporary closures of nursing facilities operated by our tenants, impairing our tenants’ ability to make their rental payments to us pursuant to their respective lease agreements.

Portfolio Stabilization Measures. In the past our operators did not provide lease guarantees from affiliated entities. Given this, certain operators have terminated their leases in light of operational difficulties caused by the COVID-19 pandemic. While the Company is a self-managed real estate investment company that invests in real estate, when business conditions require, the Company undertakes portfolio stabilization measures. The table below summarizes the lease terminations since the onset of the COVID-19 pandemic and the Company’s resulting portfolio stabilization measures:

Date	Facility Name	Former Operator	Current Operator
January 2021	Powder Springs Nursing and Rehabilitation Center	Wellington Healthcare Services	Released to Empire Care Centers
January 2021	Tara at Thunderbolt Nursing and Rehabilitation Center	Wellington Healthcare Services	Regional Health Properties (managed by Peach Health)
April 2022	Meadowood Retirement Village	C.R. Management	Regional Health Properties (managed by Cavalier Senior Living)
May 2022	LaGrange Nursing and Rehabilitation Center	C.R. Management	Regional Health Properties (managed by Peach Health)
May 2022	Lumber City Nursing and Rehabilitation Center	Beacon Health Management	Regional Health Properties (managed by Peach Health)
July 2022	Thomasville Nursing and Rehabilitation Center	C.R. Management	Regional Health Properties
August 2022	Glenvue Health and Rehab	C.R. Management	Regional Health Properties (managed by Peach Health)
November 2022	Georgetown Healthcare & Rehabilitation	Symmetry	Oak Hollow Healthcare Management
November 2022	Sumter Valley Nursing and Rehab Center	Symmetry	Oak Hollow Healthcare Management

For more information, see Note 1 – Summary of Significant Accounting Policies, Note 6 – Leases and Note 9 – Segment Results. to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and
Supplementary Data” in this Annual Report.

On December 30, 2022, the Company and Spring Valley, LLC (“Landlord”) entered into a Lease Termination Agreement (the “Lease Termination Agreement”) relating to the lease (the “Lease”) of the following eight nursing facilities: the Powder Springs facility, the Thomasville facility, the Jeffersonville facility, the Lumber City facility, the LaGrange facility, the Tara facility, the Oceanside facility and the Savannah Beach facility (collectively, the “Facilities”). The Lease Termination Agreement provides that the Lease was terminated effective as of December 7, 2022 (the “Lease Termination Date”). In connection with the foregoing, Tenant entered into certain Operations Transfer Agreements (the “Operations Transfer Agreements”) with each of TV Thomasville LLC, LC Lumber City LLC, LG Lagrange LLC and TB Thunderbolt LLC (the “New Operators”), each with an effective date as of the Lease Termination Date. The Operations Transfer Agreements contain market industry terms.

Pursuant to the Lease Termination Agreement, (a) Landlord forgave all past due and current rent, late penalties, and additional rent for taxes due under the Lease as of the Lease Termination Date, as well as all accrued and unpaid interest and unpaid principal under the Promissory Note dated September 30, 2022, (b) Tenant and the Company remain liable to Landlord for any nursing home provider fees owed to the State of Georgia arising on or before the Lease Termination Date (“Unpaid Provider Fees”), (c) to fund any reimbursement for Unpaid Provider Fees, Tenant agreed to enter into a Promissory Note with a line of credit feature in favor of Landlord in the principal sum of $2,700,000 bearing an interest rate of 6.25%, payable monthly over 24 months, secured by Tenant’s accounts receivables associated with the facilities and earned prior to the Lease Termination Date, and guaranteed by the Company, and (d) except as set forth in the Lease Termination Agreement, Landlord, Tenant and the Company agreed to a release of claims. As consideration for Landlord’s agreement to enter into the Lease Termination Agreement and accelerate the expiration date of the term of the Lease, Tenant and its affiliates, including the Company, agreed to cooperate with Landlord and any third parties, including the New Operators, to continue the operation of and transfer the ownership of the Facilities with an effective date as of the Lease Termination Date.

Notes Receivable:

Peach Health Group

In connection with a master sublease agreement as amended on March 30, 2018, originally dated June 18, 2016, that the Company entered into with affiliates of Peach Health, the Company extended a line of credit to Peach Health (the “Peach Line”), which was subordinated to a line of credit extended to Peach Health by a third-party lender (the “Peach Working Capital Facility”). On August 27, 2020, subsequent to Peach Health repaying their Peach Working Capital Facility, the Company and Peach Health modified the Peach Line to: (i) reduce the then-outstanding $1.3 million balance under the Peach Line to approximately $0.5 million, in connection with which Peach Health paid to the Company $0.45 million in cash and the Company accepted $0.35 million non-cash payment in exchange for Peach Health assuming from the Company certain bed tax liabilities related to facilities their affiliates operate; (ii) extend the maturity date of the Peach Line to August 1, 2025; (iii) decrease the interest rate from 16.5% to 8% per annum; and (iv) Peach Health agreed not to pledge, hypothecate or grant any security interest in their collateral to any other party, other than their current arrangement with the U.S. Small Business Administration (the “SBA”), without the Company’s prior written consent. The remaining balance under the Peach Line shall be paid by Peach Health to the Company in 60 equal monthly installments. As of December 31, 2022, in accordance with the Peach Line terms, 32 such installments remain.

Symmetry Healthcare Management

Effective October, 21, 2022, the Company terminated the leases for two skilled nursing facilities located in South Carolina with affiliates of Dawn Healthcare (a subsidiary of Symmetry Healthcare Management). As part of the termination, Dawn Healthcare entered into a promissory note to pay the Company $407,199 in 14 installments of $29,085 each beginning in January 2023.

Beacon Health

In connection with the Operations Transfer Agreement for Lumber City, Beacon Health and the Company entered into a promissory note in the amount of $546,690. The balance will be paid over 24 months in amount of $24,000 per month. The principal balance will accrue at the rate of 8% annually.

The Company made no acquisitions or dispositions during the years ended December 31, 2022, and December 31, 2021.

For further information, see Note 1 – Summary of Significant Accounting Policies, and Note 8 – Notes Payable and Other Debt, to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Results of Operations

Years Ended December 31, 2022 and 2021

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

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000's)	2022	2021	Amount	Percent
Revenues:
Patient care revenues	22,060	$9,485	12,575	132.6%
Rental revenues	12,794	16,093	(3,299)	(20.5)%
Management fees	1,045	1,021	24	2.3%
Other revenues	26	91	(65)	(71.5)%
Total revenues	35,925	26,690	9,235	34.6%
Expenses:
Patient care expense	20,453	9,243	11,210	121.3%
Facility rent expense	4,876	6,464	(1,588)	(24.6)%
Cost of management fees	619	672	(53)	(7.9)%
Depreciation and amortization	2,404	2,591	(187)	(7.2)%
General and administrative expense	4,652	3,931	721	18.3%
Doubtful accounts expense (recovery)	4,916	182	4,734	2601.1%
Loss on disposal of assets	1,417	—	1,417	-
Loss on Lease Termination	1,436	—	1,436	-
Other operating expenses	1,974	1,074	900	83.8%
Total expenses	42,747	24,157	18,590	77.0%
Income from operations	(6,822)	2,533	(9,355)	(369.3)%
Other expense (income):
Interest expense, net	2,529	2,669	(140)	(5.2)%
(Gain) Loss on extinguishment of debt	452	(146)	598	(409.6)%
Other (income) expense, net	(2,936)	1,192	(4,128)	(346.3)%
Total other expense, net	45	3,715	(3,670)	(98.8)%
Net loss	$(6,867)	$(1,182)	$(5,685)	481.0%

*Not meaningful (“NM”).

Year Ended December 31, 2022, Compared with Year Ended December 31, 2021:

Patient care revenues— Patient care revenues for our Healthcare Services segment, as a result of the Company taking over operations at the LaGrange and Lumber City locations in May of 2022, the Thomasville location in July of 2022, and the Glenvue location in August of 2022, increased to $22.1 million for the year ended December 31, 2022 from approximately $9.5 million for the year ended December 31, 2021.

Rental revenues.— Total rental revenue decreased by approximately $3.3 million, or 20.5%, to $12.8 million for the year ended December 31, 2022, compared with $16.1 million for the year ended December 31, 2021. The decrease reflects approximately $3.1 million decrease in straight-line rent due to the C.R Management and Beacon Health Management Lease Terminations recognized for the year ended December 31, 2022. For further information see Note 6 - Leases, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” included in this Annual Report.

Other revenues—Other revenues decreased by approximately $0.07 million, or 71.5%, to $0.03 million for the year ended December 31, 2022, compared with approximately $0.09 million for the year ended December 31, 2021.

Patient care expense—Patient care expense was $20.5 million for the year ended December 31, 2022, up from $9.2 million for the twelve months ended December 31, 2021. The current period expense, which required an increased level of staffing, is due to the additional facilities we operated when compared to the prior year.

Facility rent expense—Facility rent decreased by approximately $1.6 million, or 24.6%, to $4.9 million for the year ended December 31, 2022, compared with approximately $6.5 million for the year ended December 31, 2021. The decrease is due primarily to an amendment to the Foster Lease as well as forgiveness for unpaid rent. See Note 6 - Leases, to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Depreciation and amortization—Depreciation and amortization decreased by approximately $0.2 million or 7.2%, to $2.4 million for the year ended December 31, 2022, compared with $2.6 million for the year ended December 31, 2021. The decrease is primarily due to the reduction in depreciation from fully depreciated equipment and computer related assets in the current year.

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000’s)	2022	2021	Amount	Percent
General and administrative expenses:
Real Estate Services	$3,458	$3,427	$31	0.9%
Healthcare Services	1,194	504	690	NM
Total	$4,652	$3,931	$721	18.3%

General and administrative— General and administrative costs increased by $0.7 million, or 18.3%, to $4.7 million for the year ended December 31, 2022, compared with $3.9 million for the year ended December 31, 2021. The increase within Healthcare Services is driven predominantly by the additional facilities which we're currently operating. For the Real Estate Services segment, the expenses were roughly flat year over year.

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000’s)	2022	2021	Amount	Percent
Provision (recovery) for doubtful accounts:
Real Estate Services	$4,298	$(78)	$4,376	NM
Healthcare Services (private payor)	618	260	358	137.7%
Total	$4,916	$182	$4,734	2601.1%

Provision (recovery) for doubtful accounts—Provision for doubtful accounts expense increased by approximately $4.7 million, to approximately $4.9 million, for the year ended December 31, 2022, compared with $0.2 million for the year ended December 31, 2021. This increase in expense is due to a $4.2 million provision for doubtful accounts recorded for non-payment of rent and from reductions taken to gain cooperation in transitioning facilities to a new operator as well as the impairment of straight-line rent associated with the lease terminations of Lumber City, LaGrange, Thomasville, Glenvue, Sumter, Southland and Georgetown within our Real Estate Services segment.

Loss on extinguishment of debt— Loss on extinguishment of debt is due to the refinancing of three facilities with HUD, see Note 2 - Liquidity to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data.” in this Annual Report.

Loss on Disposal of Assets- The loss on the disposal of assets for the year ended December, 31, 2022 is comprised of $1.4 million of leasehold improvements made at the eight leased facilities.

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000’s)	2022	2021	Amount	Percent
Other operating expenses:
Real Estate Services	$631	$1,016	$(385)	(37.9)%
Healthcare Services	1,343	58	1,285	NM
Total	$1,974	$1,074	$900	83.8%
Other operating expenses — Other operating expenses increased by approximately $0.9 million or 84%, to $2.0 million for the year ended December 31, 2022, compared with $1.1 million for the year ended December 31, 2021. The increase was due to professional and legal services related to operator transition transactions and additional expenses incurred in the current year from our expanded Healthcare Services segment.

Interest expense, net—Interest expense, net decreased by approximately $0.1 million or 5.2%, to $2.5 million for the year ended December 31, 2022, compared with $2.7 million for the year ended December 31, 2021. The decrease reflects the lower amount of debt outstanding. See Note 8 – Notes Payable and Other Debt to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data.” of this Annual Report

Loss on Lease Termination- The loss on lease termination for the twelve months ended December 31, 2022 is comprised of the write-off of straight line rent and a right of use asset.

Other expense, net— Other expense, net decreased by approximately $4.1 million, generating income of $2.9 million, for the year ended December 31, 2022, compared with an expense of $1.2 million in the year ended December 31, 2021. These expenses in both years are related to professional and legal services to evaluate and assist with possible opportunities to improve the Company’s capital structure. The expenses were offset by a $2.4 million gain related to the write-down of certain accounts payable balances for unclaimed property.

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

Management anticipates access to several sources of liquidity, including cash on hand, collection of patient accounts receivable, and debt refinancing during the twelve months from the date of this filing. At December 31, 2022, the Company had $0.8 million in unrestricted cash, including a Medicaid overpayment of $0.2 million, which was included in “Accrued Expenses” in the Company’s consolidated balance sheet as of December 31, 2022 and repaid by the time of this filing. In addition, as of December 31, 2022 the Company had $7.6 million of accounts receivable, mainly consisting of patient account receivables, which the Company plans to collect over the next twelve months.

During the year ended December 31, 2022, the Company generated negative cash flow from continuing operations of $3.5 million, mostly due to the increase in patient accounts receivable. The Company anticipates positive cash flow from operations in the future as the patient accounts receivable is collected, subject to the continued uncertainty in the industry, including the COVID-19 pandemic, and its impact on the Company’s business, financial condition, and results of operations. Subsequent to year end, the Company collected $1.9 million from the Employee Retention Tax Credit and continues to focus on collecting the patient receivables generated from operating five skilled nursing facilities in Georgia in 2022.

The Company is current with all of its debt and other financial obligations. During the year ended December 31, 2020, the Company benefited from various, stimulus measures not made available during the year ended December 31, 2021, made available to it through the CARES Act enacted by Congress in response to the COVID-19 pandemic which allowed for, among other things: (i) a deferral of debt service payments on U.S. Department of Agriculture (“USDA”) loans to maturity, (ii) an allowance for debt service payments to be made out of replacement reserve accounts for U.S. Department of Housing and Urban Development (“HUD”) loans and (iii) debt service payments to be made by the SBA on all SBA loans. For further information see Note 8 – Notes Payable and Other Debt to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

In early 2020, the Company began on-going efforts to investigate alternatives to retire or refinance our outstanding Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise. Our ability to retire or refinance our outstanding Series A Preferred Stock will depend on the capital markets and our financial condition at such time. There can be no assurance that any such alternative will be pursued or accomplished, and we may not be able to engage in any of these activities or engage in any of these activities on desirable terms. Costs associated with these efforts have been expensed as incurred in “Other expense, net” and were $1.3 million and approximately $1.2 million for the year ended December 31, 2022 and December 31, 2021, respectively.

Series A Preferred Dividend Suspension

We suspended the quarterly dividend payment with respect to our Series A Preferred Stock commencing with the fourth quarter of 2017, and on June 8, 2018, the Board suspended quarterly dividend payments indefinitely with respect to the Series A Preferred Stock. As of December 31, 2022, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has approximately $45.9 million of undeclared Series A Preferred Stock dividends in arrears. The dividend suspension has provided the Company with additional funds to meet its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividends periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to approximately $3.20 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Debt

As of December 31, 2022, the Company had $52.2 million in indebtedness, net of $1.1 million deferred financing and unamortized discounts. The Company anticipates net principal repayments of approximately $1.8 million during the next twelve-month period, which include approximately $1.3 million of routine debt service amortization, approximately $0.4 million payments on other non-routine debt and a $0.1 million payment of bond debt.

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

Debt Modification. In conjunction with the September 30, 2021, Coosa Facility refinance, the Company and the Exchange Bank of Alabama signed an agreement on October 1, 2021, (the “Meadowood Credit Facility”), that extended the maturity date on the $3.5 million Meadowood Credit Facility, as amended, in senior debt other mortgage indebtedness secured by the assets of Coosa and the assets of Meadowood, from May 1, 2022, to October 1, 2026. Additionally on December 30, 2022, the Company extended the maturity date on approximately $0.5 million other debt from August 25, 2023, to August 25, 2025 (known as the “KeyBank Exit Notes”).

In February 2022, the Company commenced an offer to exchange any and all of its outstanding shares of Series A Preferred Stock for newly issued shares of the Company's 12.5% Series B Cumulative Redeemable Preferred Shares. On July 25, 2022, the Company terminated such exchange offer, as a result of the failure to obtain the requisite approval from the holders of common stock.

For further information see Note – 8 Notes Payable and Other Debt to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Changes in Operational Liquidity

Beginning in 2021, several of the Company’s operators have defaulted on their contractual obligations and elected to transition the facilities back to the Company. Given the complexities in identifying and negotiating with new operators, the Company was forced to become the licensed operator of the facilities, most importantly the eight leased facilities under the “Foster Lease”. Operating the facilities requires substantial working capital until the facilities can begin receiving the government reimbursements.

Powder Springs Lease. In December 2020, the Company entered into a lease termination agreement with two affiliates of Wellington. Following the Wellington Lease Termination, effective January 1, 2021, Regional leased the Powder Springs Facility to PS Operator LLC (“PS Operator”), an affiliate of Empire Care Center, pursuant to a sublease (the “PS Sublease”). The PS sublease contained a variable lease component. For more information, see Note 6- Leases to our audited consolidated financial statements included in Part II, Item 8., “Financial
Statements and Supplementary Data” in this Annual Report.

During the year ended December 31, 2021, the Company recognized and collected $1.4 million of variable rent for the Powder Springs Facility replacing approximately $2.0 million of cash rent previously anticipated from the Wellington Tenant. During the year ended December 31, 2022, the Company recognized and collected $.9 million in rent.

Healthcare Services segment. As part of the Portfolio Stabilization initiative, the company took back five facilities in 2022. In addition to becoming the licensed operator, the Company is obligated to fund the working capital needs of each facility until patient reimbursement collections begin. For the years ended December 31, 2021 and 2022, the Healthcare Services lost $1.9 million and $1.8 million, respectively. In addition, the Account Receivable for the segment increased from $0.9 million in 2021 to $6.5 million in 2022. As described in more detail as referenced in Note 6 - Leases, to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report, the Company terminated the master lease. As of December 31 2022, the company operated 2 facilities.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Twelve Months Ended December 31,
(Amounts in 000’s)	2022	2021
Net cash (used in) provided by operating activities	$(3,596)	$4,894
Net cash used in investing activities	(281)	(123)
Net cash used in financing activities	(2,062)	(2,415)
Net change in cash and restricted cash	(5,939)	2,356
Cash and restricted cash at beginning of year	9,848	7,492
Cash and restricted cash, ending	$3,909	$9,848

Year Ended December 31, 2022

Net cash used in operating activities for the year ended December 31, 2022, was approximately $3.6 million, consisting primarily of our income from operations plus changes in working capital. The approximate $8.5 million decrease to the same period in the prior year includes an increase in accounts receivable of $6.6 million from the additional 5 facilities the company operated in 2022.

Net cash used in investing activities for the year ended December 31, 2022, was approximately $0.3 million. This capital expenditure was for computer hardware, software and furniture and fixtures for the additional facilities the Company operated in 2022.

Net cash used in financing activities for the year ended December 31, 2022, is the result of routine repayments totaling $1.6 million towards our senior debt obligations, $0.1 million repayment of the City of Springfield, Ohio First Mortgage Revenue Series 2012 B Bonds, and approximately $1.0 million toward our professional and general liability insurance and our directors’ and officers’ insurance.

Year Ended December 31, 2021

Net cash provided by operating activities for the year ended December 31, 2021, was approximately $4.9 million, consisting primarily of our income from operations plus changes in working capital, and noncash charges consisting of our collection of rent arrears from the Wellington Lease Termination and income from operations less noncash charges (primarily, depreciation and amortization and lease revenue in excess of cash rent received). The approximate $2.7 million increase compared to the same period in the prior year includes a $1.5 million Medicaid overpayment that the Company expects to repay shortly and reflects the net collection of $2.5 million from the Wellington Lease Termination, approximately $0.4 million additional interest payments as result of the CARES Act interest deferrals and additional net operating outflows of $0.9 million. The net additional operating outflows include significant outflows in relation to professional and legal services to evaluate and assist with possible opportunities to improve the Company’s capital structure, including on-going efforts to investigate alternatives to retire or refinance our outstanding Series A Preferred Stock.

Net cash used in investing activities for the year ended December 31, 2021, was approximately $0.1 million. This capital expenditure was for computer hardware, software and furniture and fixtures for the Tara Facility.

Net cash used in financing activities for the year ended December 31, 2021, is the result of routine repayments totaling $1.6 million towards our senior debt obligations, $0.1 million repayment of the City of Springfield, Ohio First Mortgage Revenue Series 2012 B Bonds, and approximately $1.0 million toward our current funding of other debt for professional and general liability insurance and our directors’ and officers’ insurance.

Notes Payable and Other Debt

Notes payable and other debt consists of the following:

	December 31,
Amounts in (000's)	2022	2021
Senior debt—guaranteed by HUD	$29,781	$30,178
Senior debt—guaranteed by USDA (a)	7,525	7,824
Senior debt—guaranteed by SBA (b)	580	602
Senior debt—bonds	6,253	6,379
Senior debt—other mortgage indebtedness	8,267	8,601
Other debt	895	594
Sub Total	53,301	54,178
Deferred financing costs	(1,005)	(1,177)
Unamortized discounts on bonds	(119)	(125)
Notes payable and other debt	$52,178	$52,876

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

Scheduled Minimum Debt Principal payments and Maturity payments

The schedule below summarizes the scheduled gross minimum principal payments and maturity payments as of December 31, 2022 for each of the next five years and thereafter.

Amounts in (000's)
2023	$1,778
2024	1,578
2025	2,157
2026	8,624
2027	1,425
Thereafter	37,740
Subtotal	53,302
Less: unamortized discounts on bonds	(119)
Less: deferred financing costs	(1,005)
Total notes payable and other debt	$52,178

Debt Covenant Compliance

As of December 31, 2022, the Company had approximately 16 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities, or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements (the “Financial Covenants”). The Company routinely tracks and monitors its compliance with its covenant requirements.

Included in several of the Company’s loan agreements are administrative covenants requiring that a set of audited financial statements be provided to the guarantor within 90 days of the end of each fiscal year (the “Administrative Covenants”).

At December 31, 2022, the Company was in compliance with the various Financial Covenants and Administrative Covenants related to all of the Company’s credit facilities.

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

As of December 31, 2022, and December 31, 2021, the Company reserved for approximately $1.3 million and $0.2 million, respectively, of uncollected receivables. We continually evaluate the adequacy of our bad debt reserves based on aging of older balances, payment terms and historical collection trends. Accounts receivable, net totaled $6.3 million at December 31, 2022 compared with $2.1 million at December 31, 2021.

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	December 31, 2022	December 31, 2021
Gross receivables
Real Estate Services	$1,094	$1,442
Healthcare Services (a)	6,493	880
Subtotal	7,587	2,322
Allowance
Real Estate Services	(338)	(35)
Healthcare Services (a)	(960)	(142)
Subtotal	(1,298)	(177)
Accounts receivable, net of allowance	$6,289	$2,145

(a)
As of December 31, 2022, includes $1.9 million from the Employee Retention Tax Credit (ERTC).

Off-Balance Sheet Arrangements

Guarantee

On November 30, 2018, the Company subleased five of the Company’s facilities located in Ohio (the “Aspire Facilities”) to affiliates of Aspire, pursuant to those subleases (the “Aspire Subleases”), whereby the Aspire affiliates took possession of, and commenced operating, the Aspire Facilities as subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Aspire Facilities are comprised of: (i) a 94-bed skilled nursing facility located in Covington, Ohio (the “Covington Facility”); (ii) an 80-bed assisted living facility located in Springfield, Ohio (the “Eaglewood ALF Facility”); (iii) a 99-bed skilled nursing facility located in Springfield, Ohio (the “Eaglewood Care Center Facility”); (iv) a 50-bed skilled nursing facility located in Greenfield, Ohio (the “H&C of Greenfield Facility”); and (v) a 50-bed skilled nursing facility located in Sidney, Ohio (the “Pavilion Care Facility”). Pursuant to the Aspire Subleases, the Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the consolidated financial statements at December 31, 2022.

Operating Leases

As of December 31, 2022, the Company leased a total of one SNF under non-cancelable leases, which has a rent escalation clause and provisions for payments of real estate taxes, insurance and maintenance costs; the SNF is leased by the Company are subleased to and operated by a third-party operator. The Company took over operations at the LaGrange and Lumber City locations in May of 2022, the Thomasville location in July of 2022, and the Glenvue location in August of 2022, all of which were previously subleased skilled nursing facilities.

Future minimum lease payments for each of the next five years and thereafter ending December 31 are as follows:

(Amounts in 000's)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2023	$648	$(54)	$594
2024	633	(73)	560
2025	645	(118)	527
2026	658	(162)	496
2027	671	(203)	468
Thereafter	915	(334)	581
Total	$4,170	$(944)	$3,226

(1)
Weighted average discount rate 7.98%

For a further description of the Company’s operating leases, see Note 6 - Leases to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Leased and Subleased Facilities to Third-Party Operators

As of December 31, 2022, eleven facilities (ten owned by us and one leased to us) are leased or subleased on a triple net basis, meaning that the lessee (i.e., the third-party operator of the property, or the Company with respect to the operated facilities) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.

Future minimum lease receivables for each of the next five years and thereafter ending December 31 are as follows:

(Amounts in 000's)
2023	$6,256
2024	6,187
2025	6,034
2026	5,362
2027	5,445
Thereafter	11,605
Total	$40,888

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

		Expiration	2023 Cash
Facility Name (5)	Operator Affiliation (1)	Date	Annual Rent
			(Thousands)
Owned
Eaglewood Village	Aspire Regional Partners	11/30/2028	630
Eaglewood Care Center	Aspire Regional Partners	11/30/2028	813
Hearth & Care of Greenfield	Aspire Regional Partners	11/30/2023	311
The Pavilion Care Center	Aspire Regional Partners	11/30/2028	340
Autumn Breeze Healthcare Center	C.R. Management	9/30/2025	962
Coosa Valley Health & Rehab	C.R. Management	8/31/2030	1,072
Georgetown Healthcare & Rehabilitation	Oak Hollow Health Care Management	3/31/2030	337
Mountain Trace Rehabilitation and Nursing Center	Vero Health Management	2/28/2029	528
Sumter Valley Nursing and Rehab Center	Oak Hollow Health Care Management	3/31/2030	450
Subtotal Owned Facilities (9)			5,443
Leased
Covington Care Center	Aspire Regional Partners	11/30/2028	813
Subtotal Leased Facilities (1)			$813
Total (10)			$6,256

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

Professional and General Liability

As of the date of filing this Annual Report, the Company is a defendant in a total of 10 professional and general liability actions. The Company has one legacy action from prior to the Transition and is a named party in 9 actions related directly to patient care that our current or prior tenants provided to their patients. For further information, see below and Note 15 – Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

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

As of the date of filing this Annual Report, the Company is also a defendant in 9 professional and general liability actions which set forth claims relating to time periods after the Transition, on behalf of former patients of our current or prior tenants. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing at the applicable facility operated by our tenants. These actions on behalf of former patients of our current or prior tenants all relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator (and of which four such actions relate to events which occurred after the Company sold such facilities) and are subject to such operators’ indemnification obligations in favor of the Company.

The Company maintains insurance for professional and general liability claims for its Healthcare Services segment however, for claims prior to January 1, 2020, the Company is self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the Transition. The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses” in the Company’s audited consolidated balance sheets of $0.1 million and $0.2 million at December 31, 2022, and December 31, 2021, respectively. Additionally at December 31, 2021 and December 31, 2020, approximately $0.1 million and $0.1 million was reserved for settlement amounts in “Accounts payable” in the Company’s audited consolidated balance sheets.

Accordingly, the self-insurance reserve accrual primarily reflects the Company’s estimate of settlement amounts for the pending actions, as appropriate and legal costs of settling or litigating the pending actions, as applicable. These amounts are expected to be paid over time as the legal proceedings progress. The duration of such legal proceedings could be greater than one year subsequent to the year ended December 31, 2022; however management cannot reliably estimate the exact timing of payments.

See Note 13 – Commitments and Contingencies to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

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

For a discussion of our critical accounting policies, see Note 1 – Summary of Significant Accounting Policies to our audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, in this Annual Report.

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

As of December 31, 2022, and December 31, 2021, the Company reserved for approximately $1.3 million and $0.2 million, respectively, of uncollected receivables. Accounts receivable, net totaled $6.3 million at December 31, 2022 compared with $2.1 million at December 31, 2021.

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

Asset Impairment

We review the carrying value of long-lived assets that are held and used in our operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. We estimate the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and identified no material asset impairment during the years ended December 31, 2022 and 2021.

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

Self-Insurance Reserve

The Company maintains insurance for professional and general liability claims for its Healthcare Services segment, which includes the Tara Facility or any other facility, such as the Meadowood Facility which the Company is likely to operate, however for claims prior to January 1, 2020, the Company is self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the Transition. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company’s estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 7 – Accrued Expenses and Note 13 - Commitments and Contingencies to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Income Taxes

As required by ASC Topic 740, “Income Taxes”, we established deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates in effect when such temporary differences are expected to reverse. When necessary, we record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2022, the Company has a valuation allowance of approximately $20.2 million. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. ASC 740 provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

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

In determining the need for a valuation allowance, the annual income tax rate, or the need for and magnitude of liabilities for uncertain tax positions, we make certain estimates and assumptions. These estimates and assumptions are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. Due to certain risks associated with our estimates and assumptions, actual results could differ. Judgment is required in evaluating uncertain tax positions. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the “more-likely-than-not recognition threshold” it is measured to determine the amount of benefit to recognize in the financial statements. The Company classifies unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as liabilities in the consolidated balance sheets. As of December 31, 2022, the Company has a full valuation allowance on all deferred tax balances.

The Company is subject to income taxes in the U.S. and numerous state and local jurisdictions. In general, the Company’s tax returns filed for the 2019 through 2022 tax years are still subject to potential examination by taxing authorities. To the Company’s knowledge, the Company is not currently under examination by any major income tax jurisdiction.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Regional Health Properties, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Regional Health Properties, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter cherry in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Patient Care Revenue Recognition

Description of Matter

The Company had $22 million in patient care revenues for the year ended December 31, 2022. As disclosed in the Note 1 to the consolidated financial statements, the Company provides patient care services to customers and receives payments for those services from Medicare, Medicaid, commercial insurers, and individual patients. Net revenues are recorded at the transaction price, which the Company determines based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration, such as implicit price concessions. Management estimates variable consideration using the expected value method, based on both historical and current information, which includes contractual agreements, discount policies, and historical reimbursement experience. The Company may constrain the estimated variable consideration included in the transaction price.

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

/s/ Cherry Bekaert LLP

Atlanta, Georgia
April 14, 2023

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)

	December 31, 2022	December 31, 2021
ASSETS
Property and equipment, net	$46,611	$50,127
Cash	843	6,792
Restricted cash	3,066	3,056
Accounts receivable, net of allowances of $1,298 and $177	6,289	2,145
Prepaid expenses and other	746	460
Notes receivable	1,099	362
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	110	134
Right-of-use operating lease assets	2,848	29,909
Goodwill	1,585	1,585
Lease deposits and other deposits	—	398
Straight-line rent receivable	2,912	8,257
Total assets	$68,580	$105,696
LIABILITIES AND EQUITY
Senior debt, net	45,163	$46,043
Bonds, net	6,120	6,239
Other debt, net	895	594
Accounts payable	3,293	3,749
Accrued expenses	5,036	4,987
Operating lease obligation	3,226	32,059
Other liabilities	1,131	1,629
Total liabilities	64,864	95,300
Commitments and Contingencies (Note 13)
Stockholders' equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,794 and 1,775 shares issued and 1,775 and 1,775 shares outstanding at December 31, 2022 and December 31, 2021, respectively	62,702	62,515
Preferred stock, no par value; 5,000 shares authorized; 2,812 shares issued and outstanding, redemption amount $70,288 at December 31, 2022 and December 31, 2021	62,423	62,423
Accumulated deficit	(121,409)	(114,542)
Total stockholders' equity	3,716	10,396
Total liabilities and stockholders' equity	$68,580	$105,696

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

	Year Ended December
	2022	2021
Revenues:
Patient care revenues	$22,060	$9,485
Rental revenues	12,794	16,093
Management fees	1,045	1,021
Other revenues	26	91
Total revenues	35,925	26,690
Expenses:
Patient care expense	20,453	9,243
Facility rent expense	4,876	6,464
Cost of management fees	619	672
Depreciation and amortization	2,404	2,591
General and administrative expense	4,652	3,931
Doubtful accounts expense (recovery)	4,916	182
Loss on disposal of assets	1,417	—
Loss on lease termination	1,436	—
Other operating expenses	1,974	1,074
Total expenses	42,747	24,157
(Loss) income from operations	(6,822)	2,533
Other (income) expense:
Interest expense, net	2,529	2,669
(Gain) Loss on extinguishment of debt	452	(146)
Other (income) expense, net	(2,936)	1,192
Total other (income) expense, net	45	3,715
Net loss	(6,867)	(1,182)
Preferred stock dividends - undeclared	(8,997)	(8,997)
Net Loss attributable to Regional Health Properties, Inc. common stockholders	$(15,864)	$(10,179)
Net loss per share of common stock attributable to Regional Health Properties, Inc.
Basic and diluted:	$(8.93)	$(5.87)
Weighted average shares of common stock outstanding:
Basic and diluted	1,776	1,734

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

	Shares of Common Stock	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balance, December 31, 2020	$1,688	$2,812	$62,041	$62,423	$(113,360)	$11,104
Stock-based compensation	87	—	481	—	—	481
Exercises of options and warrants	(1)	—	(7)	—	—	(7)
Treasury shares, no par value	1
Net loss	—	—	—	—	(1,182)	(1,182)
Balance, December 31, 2021	$1,775	$2,812	$62,515	$62,423	$(114,542)	$10,396
Stock-based compensation	—	—	233	—	—	233
Exercise of restricted share awards net settlement option	—	—	(46)	—	—	(46)
Net loss	—	—	—	—	(6,867)	(6,867)
Balance, December 31, 2022	$1,775	$2,812	$62,702	$62,423	$(121,409)	$3,716

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

	Twelve Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,867)	$(1,182)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,404	2,591
Stock-based compensation expense	233	481
Rent expense in excess of cash paid	122	7
Rent revenue in excess of cash received	(425)	(2,687)
Amortization of deferred financing costs, debt discounts and premiums	86	97
(Gain) Loss on extinguishment of debt	452	(146)
Loss on disposal of assets	1,417	—
Loss on lease termination	1,436	—
Bad debt expense	4,916	182
Changes in operating assets and liabilities:
Accounts receivable	(6,677)	790
Prepaid expenses and other assets	197	932
Accounts payable and accrued expenses	(393)	3,377
Other liabilities	(497)	452
Net cash (used in) provided by operating activities	(3,596)	4,894
Cash flows from investing activities:
Purchase of property and equipment	(281)	(123)
Net cash used in investing activities	(281)	(123)
Cash flows from financing activities:
Proceeds from senior debt	7,778	—
Payment of senior debt	(8,830)	(2,266)
Deferred financing costs	(296)	—
Payment of other debt	(718)	(121)
Debt extinguishment and issuance costs	—	(21)
Proceeds from other debt	50	—
Repurchase of common stock	(46)	(7)
Net cash used in financing activities	(2,062)	(2,415)
Net change in cash and restricted cash	(5,939)	2,356
Cash and restricted cash, beginning	9,848	7,492
Cash and restricted cash, ending	$3,909	$9,848

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

(Amounts in 000’s)

	Twelve Months Ended December 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash interest paid	$2,445	$2,797
Supplemental disclosure of non-cash activities:
Non-cash payments of long-term debt	—	(5,044)
Non cash debt issuance costs and extinguishment expenses	—	(102)
Net payments through Lender	$—	$(5,146)
Non-cash proceeds from sale of property and equipment	—	—
Non-cash proceeds from financing	—	5,146
Net proceeds through Lender	$—	$—

Non-cash gain on PPP Loan forgiveness	$—	$229
Capture of security deposit and other payables	$—	$38
Settlement agreements in excess of cash paid	$—	$—
Reclassification from accounts receivable to notes receivable	$546	$—
Vendor-financed insurance	$1,259	$867

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Business Overview

Regional Health’s predecessor was incorporated in Ohio on August 14, 1991, under the name Passport Retirement, Inc. In 1995, Passport Retirement, Inc. acquired substantially all of the assets and liabilities of AdCare Health Systems, Inc. and changed its name to AdCare Health Systems, Inc. (“AdCare”). AdCare completed its initial public offering in November 2006, relocated its executive offices and accounting operations to Georgia in 2012, and changed its state of incorporation from Ohio to Georgia in December, 2013. Regional Health Properties, Inc. is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior housing. Our business primarily consists of leasing such facilities to third-party tenants, which operate the facilities.

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. Significant estimates include the self-insurance reserve for professional and general liability, patient care revenues, allowance for doubtful accounts, contractual allowances for Medicaid, Medicare, and managed care reimbursements, deferred tax valuation allowance, valuation of goodwill and other long-lived assets, and cash flow projections. Actual results could differ materially from those estimates.

Reclassifications

Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period's presentation. These classifications had no impact on net loss or cash flows from operations for the year ended 2022 or 2021.

Principles of Consolidation

The consolidated financial statements include the Company’s majority owned and controlled subsidiaries. All intercompany transactions and balances have been eliminated through consolidation.

Arrangements with other business enterprises are evaluated, and those in which Regional is determined to have controlling financial interest are consolidated. Guidance is provided by FASB ASC Topic 810-10, “Consolidation—Overall”, which includes consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This guidance includes controlling financial interests that may be achieved through arrangements that do not involve voting interests. In absences of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s (“VIE”) assets and activities are the best evidence of control. If an enterprise holds the power to direct and right to receive benefits or absorb the losses of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to consolidate the assets, liabilities and results of operations of the VIE in its financial statements.

The Company has evaluated and concluded that as of December 31, 2022, and December 31, 2021, the Company has no relationship with a VIE in which it is the primary beneficiary required to consolidate the entity.

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

Revenue Recognition and Allowances

Patient Care Revenue. ASC Topic 606, Revenue from Contracts with Customers requires a company to recognize revenue when the company transfers control of promised goods and services to a customer. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. Revenue from our Healthcare Services business segment is derived from services rendered to patients in the Tara, Lumber City, LaGrange, Meadowood, Thomasville and Glenvue facilities. The Company receives payments from the following sources for services rendered in our facilities: (i) the federal government under the Medicare program administered by CMS; (ii) state governments under their respective Medicaid and similar programs; (iii) commercial insurers; and (iv) individual patients and clients. The vast majority (greater than 90%) of the revenue the Company has recognized is from government sources. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and other price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. The Company recognizes revenue at the amount that reflects the consideration the Company expects to receive in exchange for the services provided. These amounts are due from residents or third-party payors and include variable consideration for retroactive adjustments from estimated reimbursements, if any, under reimbursement programs. Performance obligations, such as providing room and board, wound care, intravenous drug therapy, physical therapy, and quality of life activities amongst others, are determined based on the nature of the services provided are determined based on the nature of the services provided. Estimated uncollectable amounts due from patients are generally considered implicit price concessions that are a direct reduction to net patient care revenues.

Triple-Net Leased Properties. The Company’s triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is probable. ASU 2014-09, Revenue from Contracts with Customers, as codified in ASC 606, does not apply to rental revenues, which is a portion of the Company’s revenue. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in straight-line rent receivable on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one or more tenant(s) of the Company’s facilities, rental income for the affected facilities is recognized only upon cash collection, and any accumulated straight-line rent receivable is expensed in the period in which the Company deems rent collection to no longer be probable. For additional information with respect to such facilities, see Note 2 – Liquidity and Note 6 – Leases.

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

Allowances. The Company assesses the collectability of its rent receivables, including straight-line rent receivables and working capital loans to tenants. The Company bases its assessment of the collectability of rent receivables and working capital loans to tenants on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company’s evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments or payments on a working capital loan, then the Company provides a reserve against the recognized straight-line rent receivable asset or working capital loan for the portion that we estimate may not be recovered. Payments received on impaired loans are applied against the allowance. If the Company changes its assumptions or estimates regarding the collectability of future rent payments required by a lease or required from a working capital loan to a tenant, then the Company may adjust its reserve to increase or reduce the rental revenue or interest revenue from working capital loans to tenants recognized in the period the Company makes such change in its assumptions or estimates. See Note 6 – Leases. The Company has reserved for approximately 1.5% of our patient care receivables based on the historic industry standards and continues to assess the adequacy of such reserve.

As of December 31, 2022, and December 31, 2021, the Company reserved for approximately $1.3 million and $0.2 million, respectively, of uncollected receivables. Accounts receivable, net totaled $6.3 million at December 31, 2022 compared with $2.1 million at December 31, 2021.

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	December 31, 2022	December 31, 2021
Gross receivables
Real Estate Services	$1,094	$1,442
Healthcare Services (a)	6,493	880
Subtotal	7,587	2,322
Allowance
Real Estate Services	(338)	(35)
Healthcare Services (a)	(960)	(142)
Subtotal	(1,298)	(177)
Accounts receivable, net of allowance	$6,289	$2,145

(a)
At December 31, 2022, our accounts receivable included $1.9 million from the Employee Retention Tax Credit (ERTC).

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

The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The circumstances and events regarding the possible presence of impairment are based on inputs such as, market conditions, operator performance, and legal matters. If there is an indication of possible impairment we conduct a review that is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and estimated hold period. This estimate considers factors such as expected future operating income, market and other applicable trends including the terminal value of the property. If impairment exists, due to the inability to recover the carrying amount of the property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property.

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or financing lease. As of December 31, 2022, the Company’s leased facility is accounted for as an operating lease. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

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

The following table summarizes real estate tax recognized on our consolidated statements of operations in “Other Operating Expenses” for the year ended December 31, 2022, and 2021:

	Year Ended December 31,
(Amounts in 000’s)	2022	2021
Rental revenues	$391	$464
Other operating expenses	$391	$464

Additionally, we now expense certain leasing costs, other than leasing commissions, as they are incurred. Current GAAP provides for the deferral and amortization of such costs over the applicable lease term.

Accounts Payable

The following table presents the Company's Accounts payable for the periods presented:

(Amounts in 000’s)	December 31, 2022	December 31, 2021
Accounts payable
Real Estate Services	$797	$2,781
Healthcare Services	2,496	968
Total Accounts payable	$3,293	$3,749

Other Liabilities

As of December 31, 2022, and December 31, 2021, the Company had $1.1 million and $1.6 million, respectively, in Other liabilities; the $0.5 million decrease compared to the prior period relates to restricted sublease improvements with lease security deposits comprising the remainder of the balances in both periods.

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

The Company evaluates the recoverability of the finite lived intangibles whenever an impairment indicator is present. The circumstances and events regarding the possible presence of an impairment indicator are based on inputs such as, market conditions, operator performance, and legal matters. If there is an indication of possible impairment we conduct a review that is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and estimated hold period. This estimate considers factors such as expected future operating income, market and other applicable trends including the terminal value of the property. If impairment exists, due to the inability to recover the carrying amount of the CON, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the CON.

The Company’s indefinite lived intangibles consist primarily of values assigned to CON/bed licenses that are separable from the buildings. The Company does not amortize goodwill or indefinite lived intangibles. The Company's goodwill is related to certain property acquisitions but is evaluated for impairment on the operator level. On an annual basis, the Company evaluates the recoverability of the indefinite lived intangibles and goodwill by performing an impairment test. The Company performs its annual test for impairment during the fourth quarter of each year or more frequently if events and circumstances indicate the goodwill might be impaired. For the years ended December 31, 2022, and 2021, the test results indicated no impairment necessary.

Prepaid Expenses and Other

As of December 31, 2022, and December 31, 2021, the Company had $0.7 million and $0.5 million, respectively, in Prepaid expenses and other; approximately $0.2 million increase is related to insurance for the facilities we operate while the other amounts are predominantly for directors’ and officers’ insurance and mortgage insurance premiums.

Extinguishment of Debt

The Company recognizes extinguishment of debt when the criteria for a troubled debt restructure are not met and the change in the debt terms is considered substantial. The Company calculates the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt (including deferred finance fees) and recognizes a gain or loss on the consolidated statement of operations in the period of extinguishment. For further information see Note – 2 Liquidity, and “Debt – Debt Refinance” in Part II, Item 7., “Management’s Discussion
and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this Annual
Report.

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

Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

(Amounts in 000’s)	December 31, 2022	December 31, 2021
Stock options	13	13
Common Stock warrants - employee	34	34
Common Stock warrants - nonemployee	1	9
Total shares	48	56

The weighted average contractual terms in years for these securities, with no intrinsic value, are 1.5 years for the stock options and 1.9 years for the warrants.

Other Operating Expenses

Other operating expenses includes real estate tax expenses recognized during the year ended December 31, 2022, and December 31, 2021, where the lessee has not made those payments directly to a third party in accordance with their respective leases with us, mortgage insurance and other professional services expenses.

Other expense, net

The Company has retained professional and legal services to evaluate and assist with possible opportunities to improve the Company’s capital structure, including on-going efforts to investigate alternatives to retire or refinance our outstanding Series A Preferred Stock. For further information, see Note 2 – Liquidity.

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

Judgment is required in evaluating uncertain tax positions. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is measured to determine the amount of benefit to recognize in the financial statements. The Company classifies unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as liabilities in the consolidated balance sheets. As of December 31, 2022, the Company has a full valuation allowance on all deferred tax balances.

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

The Company is subject to income taxes in the U.S. and numerous state and local jurisdictions. In general, the Company’s tax returns filed for the 2019 through 2022 tax years are still subject to potential examination by taxing authorities. To the Company’s knowledge, the Company is not currently under examination by any major income tax jurisdiction.

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

In 2015, the insurance programs described above changed in order to address the different needs of the Company as a result of the Transition. The Company’s workers compensation plan transitioned from a high deductible to a guaranteed cost program in February 2015. As of December 31, 2022, there are no outstanding claims or unsettled claims for the legacy self-insured employee medical plan and the large deductible workers’ compensation plan.

Professional liability insurance was provided to facilities operations up until the date of the Transition. Claims which were associated with operations of the Company prior to the Transition but not reported as of the transition date were self-insured.

The Company maintains insurance for professional and general liability claims for its Healthcare Services segment, which includes any facility the Company is likely to operate, however for claims prior to January 1, 2020, the Company is self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the Transition. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company’s estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 7 – Accrued Expenses and Note 13 - Commitments and Contingencies.

In addition, the Company maintains certain other insurance programs, including commercial general liability, property, casualty, directors’ and officers’ liability, crime, and employment practices liability.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2019-10 Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, extended the effective date of ASU 2016-13, which is now effective for annual and interim periods beginning after December 15, 2022, for smaller reporting companies and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company adopted ASU 2016-13 effective January 1, 2022. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

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

As of December 31, 2022 the company determined remaining escheatment liabilities for discontinued operations are $.8 million and are included in accrued expenses. As a result of this change in accounting estimate the Company recognized income net of expenses for discontinued operations of approximately $2.4 million for the year ended December 31, 2022 included in “Other (income) expense”.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months from the date of this filing. At December 31, 2022, the Company had $0.8 million in unrestricted cash, including a Medicaid overpayment of $0.2 million received in the third and fourth quarter of 2021, which the Company repaid on March 10, 2023 and is recorded in “Accrued Expenses” in the Company’s consolidated balance sheet as of December 31, 2022. In addition, as of December 31, 2022 the Company had $7.6 million of accounts receivable, mainly consisting of patient account receivables, which the Company plans to collect over the next twelve months.

In early 2020, the Company began on-going efforts to investigate alternatives to retire or refinance our outstanding Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise. Our ability to retire or refinance our outstanding Series A Preferred Stock will depend on the capital markets and our financial condition at such time. There can be no assurance that any such alternative will be pursued or accomplished, and we may not be able to engage in any of these activities or engage in any of these activities on desirable terms. Costs associated with these efforts have been expensed as incurred in “Other expense, net” and were approximately $1.3 million and approximately $1.2 million for the year ended December 31, 2022 and December 31, 2021, respectively.

Series A Preferred Dividend Suspension

We suspended the quarterly dividend payment with respect to our Series A Preferred Stock commencing with the fourth quarter of 2017, and on June 8, 2018, the Board suspended quarterly dividend payments indefinitely with respect to the Series A Preferred Stock. As of December 31, 2022, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has approximately $45.9 million of undeclared preferred stock dividends in arrears. The dividend suspension has provided the Company with additional funds to meet its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividends periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to approximately $3.20 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Debt

As of December 31, 2022, the Company had $52.2 million in indebtedness, net of $1.1 million deferred financing and unamortized discounts. The Company anticipates net principal repayments of approximately $1.8 million during the next twelve-month period, which include approximately $1.7 million of routine debt service amortization, approximately $0.1 million payments on other non-routine debt and a $0.1 million payment of bond debt. For further information, see Note 8 – Notes Payable and Other Debt.

Debt Refinance. On October 21, 2022, the Company, through wholly-owned subsidiaries, consummated a HUD refinancing of its senior mortgages on three SNFs in Ohio. Funding was provided by Newpoint Real Estate Capital LLC ("Newpoint") pursuant to three HUD guaranteed secured Healthcare Facility Notes (the "HUD Notes"). Proceeds from the HUD Notes were used to pay off existing HUD guaranteed secured mortgages and pay transaction costs. Newpoint is the servicer on other loans extended to the Company.

Consequently, the Company recorded a net loss of approximately $0.4 million on extinguishment of debt during the year ended December 31, 2022, consisting of a $0.2 million prepayment penalty and $0.2 million of expensed deferred financing fees associated with the extinguishment of the Eaglewood Care Center, The Pavilion Care Center, and Hearth & Care of Greenfield loans.

The aggregate principal amount of the three HUD Notes is $7.8 million, and the interest rate on the three HUD Notes is 3.97% fixed for the full term of each HUD Note. The Northwood HUD Note has a principal amount of $5.0 million and matures on November 1, 2052. The Greenfield HUD Note has a principal amount of $2.0 million and matures on November 1, 2050. The Pavilion HUD Note has a principal amount of $0.8 million and matures on December 1, 2039. Payments of principal and interest on the HUD Notes commenced on October 1, 2022. Each HUD Note is secured by a Healthcare Deed to Secure Debt, Security Agreement and Assignment of Rents covering the facilities. Newpoint may declare the loans, accrued interest and any other amounts immediately due and payable upon certain customary events of default.

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

Consequently, the Company recorded a net gain of approximately $0.1 million on extinguishment of debt during the year ended December 31, 2021, consisting of the $0.2 million gain on forgiveness of the PPP Loan partially offset by $0.1 million of expensed deferred financing fees associated with the extinguishment of the Coosa MCB Loan.

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

Debt Covenant Compliance

At December 31, 2022, the Company was in compliance with the various financial and administrative covenants related to all of the Company’s credit facilities.

Changes in Operational Liquidity

Beginning in 2021, several of the Company’s operators have defaulted on their contractual obligations and elected to transition the facilities back to the Company. Given the complexities in identifying and negotiating with new operators, the Company was forced to become the licensed operator of the facilities, most importantly four of the eight leased facilities under the “Foster Lease”. Operating the facilities requires substantial working capital until the facilities can begin receiving the government reimbursements.

Powder Springs Lease. In December 2020, the Company entered into a lease termination agreement with two affiliates of Wellington. Following the Wellington Lease Termination, effective January 1, 2021, Regional leased the Powder Springs Facility to PS Operator LLC (“PS Operator”), an affiliate of Empire Care Center, pursuant to a sublease (the “PS Sublease”). The PS sublease contained a variable lease component. For more information, please reference Note 6- Leases.

During the year ended December 31, 2021, the Company recognized and collected $1.4 million of variable rent for the Powder Springs Facility replacing approximately $2.0 million of cash rent previously anticipated from the Wellington Tenant. During the year ended December 31, 2022, the Company recognized and collected $.9 million in rent.

Healthcare Services segment. As part of the Portfolio Stabilization initiative, the company took back five facilities in 2022. In addition to becoming the licensed operator, the Company is obligated to fund the working capital needs of each facility until patient reimbursement collections begin. For the year ended 2022 and 2021, the Healthcare Services lost $.5 million and $1.8 million, respectively. In addition, the Account Receivable for the segment increased from $0.9 million in 2021 to $6.5 million in 2022. As described in more detail as referenced in Note 6 - Leases, the Company terminated the master lease. As of December 31 2022, the Company operated 2 facilities.

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

NOTE 3. CASH, RESTRICTED CASH, AND INVESTMENTS

The following presents the Company’s cash and restricted cash:

	December 31,
Amounts in (000's)	2022	2021
Cash (a)	$843	$6,792
Restricted cash:
Cash collateral	135	125
HUD and other replacement reserves	2,155	1,914
Escrow deposits	459	700
Restricted investments for debt obligations	317	317
Total restricted cash	3,066	3,056

Total cash and restricted cash	$3,909	$9,848
(a)
Includes a Medicaid overpayment of $.02 million which the Company expects to repay soon and is recorded in “Accrued Expenses” in the Company’s consolidated balance sheet as of December 31, 2022 and a Medicaid overpayment of $1.5 million as of December 31, 2021.

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

NOTE 4. PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

		December 31,
(Amounts in 000's)	Lives (Years)	2022	2021
Buildings and improvements	5 - 40	$63,746	$65,695
Equipment and computer related	2 - 10	1,807	4,494
Land (1)	—	2,774	2,776
		68,327	72,965
Less: accumulated depreciation and amortization		(21,716)	(22,838)
Property and equipment, net		$46,611	$50,127

(1)
Includes $0.1 million of land improvements with an average estimated useful remaining life of approximately 7 years.

During the year ended December 31, 2022, and the twelve months ended December 31, 2021, the Company recorded no impairments in property and equipment.

The following table summarizes total depreciation and amortization for the year ended December 31, 2022, and 2021:

	December 31,
Amounts in (000's)	2022	2021
Depreciation	$1,966	$2,153
Amortization	438	438
Total depreciation and amortization	$2,404	$2,591

NOTE 5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment)1)	Bed Licenses - Separable (2)	Lease Rights	Total	Goodwill (2)
Balances, December 31, 2021
Gross	$14,276	$2,471	$206	$16,953	$1,585
Accumulated amortization	(4,168)	—	(72)	(4,240)	—
Net carrying amount	$10,108	$2,471	$134	$12,713	$1,585
Amortization expense	(414)	—	(24)	(438)	—
Balances, December 31, 2022
Gross	14,276	2,471	206	16,953	1,585
Accumulated amortization	(4,583)	—	(96)	(4,678)	—
Net carrying amount	$9,693	$2,471	$110	$12,275	$1,585
(1)
Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 4 – Property and Equipment).

Expected amortization expense for the year ended December 31, for all definite-lived intangibles, for each of the next five years and thereafter is as follows:

Amounts in (000's)	Bed Licenses	Lease Rights
2023	$414	$23
2024	414	18
2025	414	18
2026	414	18
2027	414	18
Thereafter	7,623	15
Total	$9,693	$110

NOTE 6. LEASES

Operating Leases

As of December 31, 2021, the Company leased a total of nine SNFs from owners unaffiliated with the Company under non-cancelable leases, most of which had rent escalation clauses and provisions for payments of real estate taxes, insurance, and maintenance costs.

On December 30, 2022, the Company and Spring Valley entered into a Lease Termination Agreement relating to the lease of the following eight nursing facilities: the Powder Springs facility, the Thomasville facility, the Jeffersonville facility, the Lumber City facility, the LaGrange facility, the Tara facility, the Oceanside facility and the Savannah Beach facility (collectively, the “Facilities”). The Lease Termination Agreement terminated the lease effective December 7, 2022 (the “Lease Termination Date”). In connection with the foregoing, the Company entered into certain Operations Transfer Agreements (the “Operations Transfer Agreements”) with the new operators. Pursuant to the Lease Termination Agreement, (a) Spring Valley forgave all past due and current rent, late penalties, and additional rent for taxes due under the lease as of the Lease Termination Date, as well as all accrued and unpaid interest and unpaid principal under the Promissory Note dated September 30, 2022, (b) the Company remains liable to Spring Valley for any nursing home provider fees owed to the State of Georgia arising on or before the Lease Termination Date (“Unpaid Provider Fees”), (c) to fund any reimbursement for Unpaid Provider Fees, the Company agreed to enter into a Promissory Note with a line of credit feature in favor of Spring Valley in the principal sum of $2,700,000 bearing an interest rate of 6.25%, payable monthly over 24 months, secured by the accounts receivables associated with the facilities and earned prior to the Lease Termination Date, and guaranteed by the Company, and (d) except as set forth in the Lease Termination Agreement, Spring Valley, Tenant and the Company agreed to a release of claims.

As of December 31, 2022, the Company leases one SNF facility in Covington, Ohio. The remaining lease term for the Covington facility is approximately 5.6 years. The Company subleases the Covington facility to a third party.

The Company also leases its corporate offices in Suwanee, Georgia.

As of both December 31, 2022 and December 31, 2021, the Company is in compliance with all operating lease financial covenants.

Facility Leased to the Company

The Covington facility is leased under an agreement dated August 26, 2002, as subsequently amended (the “Covington Prime Lease”), by and between the Company and Covington Realty, LLC (“Covington”). On August 1, 2015, the Covington Prime Lease was amended, whereby the parties agreed to: (i) provide consent to the sublease of the facility to a third-party operator; (ii) extend the term of the lease; and (iii) set the annual base rent, effective May 1, 2015, and continuing throughout the lease term, equal to 102% of the immediately preceding lease year’s base rent. On January 11, 2019, the Company and Covington entered into a forbearance agreement (the “Covington Forbearance Agreement”), whereby the Company and Covington agreed to: (i) extend the lease term from April 30, 2025 until April 30, 2029 (the “Term”); (ii) reduce the base rent by approximately $0.8 million until April 30, 2025, the remainder of the prior lease term; and (iii) relieve the Company from approximately $0.5 million of outstanding lease amounts (the “Rent Due”) as of December 31, 2018. Covington has released the Company of 2/3 of the Rent Due and will release the remaining 1/3 of Rent Due on December 31, 2023, assuming the Company and its sublessee remains in compliance with the lease. During each of December 2021 and December 2022, the Company recognized approximately $0.1 million as a reduction of “Facility rent expense” on our consolidated statements of operations from the respective portions of forgiven rent.

Future Minimum Lease Payments

Future minimum lease payments for each of the next five years ended December 31, and thereafter are as follows:

(Amounts in 000's)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2023	$648	$(54)	$594
2024	633	(73)	560
2025	645	(118)	527
2026	658	(162)	496
2027	671	(203)	468
Thereafter	915	(334)	581
Total	$4,170	$(944)	$3,226

(1)
Weighted average discount rate 7.98%

Lessor

Facilities Leased or Subleased by the Company

As of December 31, 2021, the Company leased or subleased 20 facilities (12 owned by the Company and eight leased to the Company) to third-party tenants on a triple net basis, meaning that the lessee (i.e., the third-party tenant of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments to the Company, as applicable.

As of December 31, 2022, the Company leased or subleased 11 facilities to third-party tenants on a triple net basis. The reduction in facilities leased by the Company is the result of the Lease Termination Agreement described above, whereby the Company terminated its lease (and related subleases) of eight SNFs.

The weighted average remaining lease term for our facilities is 5.6 years.

Below is a description of the leases with the Company as lessor as of December 31, 2022.

Aspire. On November 30, 2018, the Company subleased five facilities located in Ohio to affiliates (collectively, “Aspire Sublessees”) of Aspire Regional Partners, Inc. (“Aspire”). The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Aspire Facilities are comprised of 5 facilities: (i) a 94-bed SNF located in Covington, Ohio (the “Covington Facility”); (ii) an 80-bed assisted living facility located in Springfield, Ohio (the “Eaglewood ALF Facility”); (iii) a 99-bed SNF located in Springfield, Ohio (the “Eaglewood Care Center Facility”); (iv) a 50-bed SNF located in Greenfield, Ohio (the “H&C of Greenfield Facility”); and (v) a 50-bed SNF located in Sidney, Ohio (the “Pavilion Care Facility”). Under the Aspire Subleases, a default related to an individual facility may cause a default under all the Aspire Subleases. Each sublease has an initial term of 10 years, with renewal options, except for the H&C of Greenfield Facility, which has an initial five year term, and set annual rent increases generally commencing in the third lease year. From month seven of the Aspire Subleases, monthly rent amounts may increase based on each facility’s prior month occupancy, with minimum annual rent escalations of at least 1% generally commencing in the third lease year. Minimum rent receivable for the Covington Facility, the Eaglewood ALF Facility, the Eaglewood Care Center Facility, the H&C of Greenfield Facility and the Pavilion Care Facility for the year ended December 31, 2019 (the first lease year) was $0.4 million, $0.5 million, $0.4 million, $0.2 million and $0.2 million per annum, respectively. For the year ended December 31, 2020, minimum rent receivable increased for the Covington and the Eaglewood ALF Facility to $0.5 million and $0.6 million per annum, respectively. The set annual rent increases, mentioned above, commenced on December 1, 2021.

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

On February 28, 2019, the Company and the Mountain Trace tenant mutually terminated the lease with respect to the Mountain Trace Facility and operations at the facility were transferred to Vero Health X, LLC, an affiliate of Vero Health Management, LLC (both “Vero Health”). On November 1, 2022, the Company and the Sumter and Georgetown tenants mutually terminated the leases for the Sumter and Georgetown facilities and operations for those facilities were transferred to an affiliate of Oak Hollow Healthcare Management, LLC.

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

Oak Hollow Healthcare Management. On November 1, 2022, the Company entered into two lease agreements ("the Oak Hollow Lease") with Oak Hollow Healthcare Management, providing that Oak Hollow would take possession of and operate the Georgetown and Sumter Facilities located in South Carolina. The Oak Hollow Lease became effective, upon the termination of the prior Georgetown and Sumter Tenant mutual lease termination on November 1, 2022. The Oak Hollow Leases are for an initial term of 10 years, with renewal options, is structured as a triple net leases and rent for the Georgetown and Sumter Facilities are approximately $0.3 and $.4 million per year, respectfully. Both leases have annual 2.5 % rent escalation clauses.

C.R. Management. Since 2015, the Company has leased six facilities to affiliates of C.R. Management (“CRM”), pursuant to a long-term, triple net operating lease. On December 14, 2021, CRM and the Alabama Department of Public Health (the “ADPH”) entered into two Consent Agreements (one for the ALF and one for the SCALF, collectively a multi-campus) pursuant to which CRM will no longer be permitted to operate or manage the Meadowood Facility. On December 14, 2021, the State Board of Health for the State of Alabama issued final administrative Consent Orders with respect to the Consent Agreements. The action imposed by the State of Alabama was a violation of the lease and put CRM in violation of all six facilities with the Company.

The Company and CRM agreed to take back three skilled nursing facilities and one assisted living facility, and the Company became the licensed operator and Peach Health Group agreed to manage the facilities. Currently, CRM leases two skilled nursing facilities, Autumn Breeze and Coosa Valley, from the Company.

Future Minimum Lease Receivables

(Amounts in 000's)
2023	$6,256
2024	6,187
2025	6,034
2026	5,362
2027	5,445
Thereafter	11,605
Total	$40,888

The following table summarizes the Company’s leases to third-parties as of December 31, 2022. Each lease is structured as “triple-net” and contains specific rent escalation amounts ranging from 1.0% to 3.0% annually. Further, each lease has one or more renewal options. For those facilities subleased by the Company, the renewal option in the sublease agreement is dependent on the Company’s renewal of the prime lease agreement.

		Expiration	2023
Facility Name	Operator Affiliation (1)	Date	Annual Rent
			(Thousands)
Owned
Eaglewood Village	Aspire Regional Partners	11/30/2028	$630
Eaglewood Care Center	Aspire Regional Partners	11/30/2028	813
Hearth & Care of Greenfield	Aspire Regional Partners	11/30/2023	311
The Pavilion Care Center	Aspire Regional Partners	11/30/2028	340
Autumn Breeze Healthcare Center	C.R. Management	9/30/2025	962
Coosa Valley Health Care	C.R. Management	8/31/2030	1,072
Georgetown Healthcare & Rehabilitation	Oak Hollow Healthcare Management	10/31/2032	337
Mountain Trace Rehabilitation and Nursing Center	Vero Health Management	2/28/2029	528
Sumter Valley Nursing and Rehab Center	Oak Hollow Healthcare Management	10/31/2032	450
Subtotal Owned Facilities (10)			$5,443
Leased
Covington Care Center	Aspire Regional Partners	11/30/2028	813
Subtotal Leased Facilities (1)			$813
Total (11)			$6,256

(1)
Represents the number of facilities which are leased or subleased to separate tenants, which tenants are affiliates of the entity named in the table above.

NOTE 7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
Amounts in (000's)	2022	2021
Accrued employee benefits and payroll related	$539	$343
Real estate and other taxes (1)	2,428	1,391
Self-insured reserve	80	162
Accrued interest	210	206
Unearned rental revenue	43	192
Medicaid overpayment - Healthcare Services	169	1,529
Other accrued expenses	1,567	1,164
Total	$5,036	$4,987

(1)
In 2022, includes approximately $0.7 million of bed taxes in arrears related to the Wellington Transition in 2020 as well as $1.3 million of our own dates of operation under the Healthcare Services segment and approximately $0.3 million property tax accrual for the twelve months ended December 31, 2022 for the Real Estate segment. In 2021, includes approximately $0.7 million of bed taxes in arrears related to the Wellington Transition and approximately $0.3 million bed tax accrual for the twelve months ended December 31, 2021 for the Healthcare Services segment.

NOTE 8. NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consists of the following:

(Amounts in 000’s)	December 31, 2022	December 31, 2021
Senior debt—guaranteed by HUD	$29,782	$30,178
Senior debt—guaranteed by USDA (a)	7,526	7,824
Senior debt—guaranteed by SBA(b)	580	602
Senior debt—bonds	6,253	6,379
Senior debt—other mortgage indebtedness	8,266	8,601
Other debt	895	594
Subtotal	53,302	54,178
Deferred financing costs	(1,005)	(1,177)
Unamortized discount on bonds	(119)	(125)
Notes payable and other debt	$52,178	$52,876

(a)
U.S. Department of Agriculture (“USDA”)
(b)
U.S. Small Business Administration (“SBA”)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		December 31, 2022	December 31, 2021
Senior debt - guaranteed by HUD (b)
The Pavilion Care Center	Newpoint Capital	12/01/2039	Fixed	3.97%	$835	$862
Hearth and Care of Greenfield	Newpoint Capital	8/01/2050	Fixed	3.97%	1,949	1,845
Woodland Manor	Newpoint Capital	11/01/2052	Fixed	3.97%	4,980	4,836
Glenvue	Newpoint Capital	10/01/2044	Fixed	3.75%	7,297	7,509
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	6,344	6,528
Georgetown	Newpoint Capital	10/01/2046	Fixed	2.98%	3,214	3,305
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	5,163	5,293
Total					$29,782	$30,178
Senior debt - guaranteed by USDA (c)
Mountain Trace (d)	Community B&T	12/24/2036	Prime + 1.75%	8.00%	$3,680	$3,835
Southland (e)	Cadence Bank, NA	07/27/2036	Prime + 1.50%	7.75%	3,846	3,989
Total					$7,526	$7,824
Senior debt - guaranteed by SBA
Southland(f,g)	Cadence Bank, NA	07/27/2036	Prime + 2.25%	8.50%	580	602
Total					$580	$602

(a)
Represents interest rates as of December 31, 2022 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from 0.09% to 0.53% per annum.

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

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		December 31, 2022	December 31, 2021
Senior debt - bonds (b)
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,253	$6,379
Total					$6,253	$6,379

(a)
Represents interest rates as of December 31, 2022 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of approximately 0.10% per annum.
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

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		December 31, 2022	December 31, 2021
Senior debt - other mortgage indebtedness
Meadowood (b)	Exchange Bank of Alabama	10/01/2026	Fixed	4.50%	$3,319	$3,478
Coosa (c)	Exchange Bank of Alabama	10/10/2026	Fixed	3.95%	$4,946	5,123
Total					$8,266	$8,601

(a)
Represents interest rates as of December 31, 2022 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.34% per annum.
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

(Amounts in 000’s)
Lender	Maturity	Interest Rate		December 31, 2022	December 31, 2021
Other debt
First Insurance Funding (a)	03/01/2023	Fixed	3.65%	$357	$99
KeyBank (b)	08/25/2025	Fixed	0.00%	495	495
Marlin Capital Solutions	6/1/2027	Fixed	5.00%	43	—
Total				$895	$594

(a)
Annual Insurance financing primarily for the Company’s directors’ and officers’ insurance.
(b)
On December 30, 2022, Key Bank and the Company extended the maturity date from August 25, 2023 to August 25, 2025.

Debt Covenant Compliance

As of December 31, 2022, the Company had approximately 16 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company;

and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

At December 31, 2022, the Company was in compliance with the various financial and administrative covenants related to all of the Company’s credit facilities

Scheduled Minimum Debt Principal payments and Maturity payments

The schedule below summarizes the scheduled gross minimum principal payments and maturity payments as of December 31, 2022 for each of the next five years and thereafter.

(Amounts in 000’s)
2023	$1,778
2024	1,578
2025	2,157
2026	8,624
2027	1,425
Thereafter	37,740
Subtotal	53,302
Less: unamortized discounts	(119)
Less: deferred financing costs, net	(1,005)
Total notes and other debt	$52,178

NOTE 9. SEGMENT RESULTS

Effective January 1, 2021, pursuant to the Wellington Lease Termination, as a portfolio stabilization measure the Company commenced operating the previously subleased Tara Facility. In 2022, the Company commenced operations at the previously leased Meadowood and Glenvue facilities as well as the subleased Lumber City, LaGrange and Thomasville facilities. Accordingly, the Company now has two primary reporting segments: (i) Real Estate Services, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants, including the Company’s management of three facilities on behalf of third-party owners; and (ii) Healthcare Services, which consists of the operation of the Lumber City, LaGrange, Meadowood, Thomasville, Glenvue and the Tara Facilities.

The Company reports segment information based on the “management approach” defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

The table below presents the results of operations for our reporting segments for the periods presented.

	Twelve Months Ended December 31,			Twelve Months Ended December 31,
	2022	2022	2022	2021	2021	2021
(Amounts in 000’s)	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total
Revenues:
Patient care revenues	$—	$22,060	$22,060	$—	$9,485	$9,485
Rental revenues	12,794	—	12,794	16,093	—	16,093
Management fees	1,045	—	1,045	1,021	—	1,021
Other revenues	26	—	26	91	—	91
Total revenues	13,865	22,060	35,925	17,205	9,485	26,690
Expenses:
Patient care expense	—	20,453	20,453	—	9,243	9,243
Facility rent expense	4,050	826	4,876	5,274	1,190	6,464
Cost of management fees	619	—	619	672	—	672
Depreciation and amortization	2,371	33	2,404	2,575	16	2,591
General and administrative expense	3,458	1,194	4,652	3,427	504	3,931
Doubtful accounts expense (recovery)	4,298	618	4,916	(78)	260	182
Loss on disposal of assets	1,296	121	1,417	—	—	—
Loss on Lease Termination	1,436	—	1,436	—	—	—
Other operating expenses	631	1,343	1,974	1,016	58	1,074
Total expenses	18,159	24,588	42,747	12,886	11,271	24,157
Income (loss) from operations	(4,294)	(2,528)	(6,822)	4,319	(1,786)	2,533
Other (income) expense:
Interest expense, net	2,567	(38)	2,529	2,653	16	2,669
(Gain) Loss on extinguishment of debt	452	—	452	(146)	—	(146)
Other (income) expense, net	(987)	(1,949)	(2,936)	1,192	—	1,192
Total other (income) expense, net	2,032	(1,987)	45	3,699	16	3,715
Net loss	$(6,326)	$(541)	$(6,867)	$620	$(1,802)	$(1,182)

Total assets for the Real Estate Services segment and Healthcare Services segment were $63.5 million and $5.6 million respectively, as of December 31, 2022.

Total assets for the Real Estate Services segment and Healthcare Services segment were $103.2 million and $2.5 million respectively, as of December 31, 2021.

NOTE 10. COMMON AND PREFERRED STOCK

Common Stock

There were no dividends declared or paid on the common stock during the years ended December 31, 2022 and 2021.

Preferred Stock

As of December 31, 2022, the Company had 2,811,535 shares of the Series A Preferred Stock issued and outstanding. The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to the redemption date.

No dividends were declared or paid on the Series A Preferred Stock for the years ended December 31, 2022 and 2021.

Holders of the Series A Preferred Stock generally have no voting rights but have limited voting rights under certain circumstances, as described in the Charter. The Company is required to redeem the Series A Preferred Stock following a “Change of Control,” as defined in the Charter.

Dividends

The following table summarizes the preferred stock dividends in arrears at December 31, 2022:

	Date paid / Arrears date	Dividends Per Share	Dividend Arrears (in 000's)
Common Stock Dividends: *
	4/30/2015	$0.050	$0.050
	7/31/2015	0.055	0.055
	10/31/2015	0.060	0.060
For the year ended December 31, 2015		$0.165	$0.165

Preferred Stock Dividends:
	3/31/2017	$0.68	$—
	6/30/2017	0.68	—
	9/30/2017	0.68	—
	12/31/2017	$0.68	$1,912
For the year ended December 31, 2017		$0.68	$1,912

	3/31/2018	$0.68	$1,912
	6/30/2018	0.68	1,912
	9/30/2018	0.68	1,912
	12/31/2018	0.80	2,249
For the year ended December 31, 2018		$2.84	$7,985

	3/31/2019	$0.80	$2,250
	6/30/2019	0.80	2,249
	9/30/2019	0.80	2,249
	12/31/2019	0.80	2,249
For the year ended December 31, 2019		$3.20	$8,997
	3/31/2020	$0.80	$2,250
	6/30/2020	0.80	2,249
	9/30/2020	0.80	2,249
	12/31/2020	0.80	2,249
For the year ended December 31, 2020		$3.20	$8,997
	3/31/2021	$0.80	$2,250
	6/30/2021	0.80	2,249
	9/30/2021	0.80	2,249
	12/31/2021	0.80	2,249
For the year ended December 31, 2021		$3.20	$8,997
	3/31/2022	0.80	2,250
	6/30/2022	0.80	2,249
	9/30/2022	0.80	2,249
	12/31/2022	0.80	2,249
For the year ended December 31, 2022		$3.20	$8,997
Cumulative Total Outstanding			$45,885

* The Board has suspended payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Such dividend suspension does not trigger a default under the Company’s outstanding indebtedness.

As of December 31, 2022, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has approximately $45.9 million of undeclared preferred stock dividends in arrears. Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company legally available for the payment of distributions, cumulative preferential cash dividends at an annual rate equal to 10.875% of the $25.00 per share stated liquidation preference of the Series A Preferred Stock, which is equivalent to an annual rate of $2.72 per share. Dividends on the Series A Preferred Stock are payable quarterly in arrears, on March 31, June 30, September 30, and December 31, of each year, unless suspended by the Board. On June 8, 2018, the Board determined to continue suspension of the payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Under the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock shall continue to accrue and accumulate regardless of whether such dividends are declared by the Board. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for four dividends periods: (i) the annual dividend rate on the Series A Preferred Stock has increased to 12.875% ,which is equivalent to an annual rate of approximately $3.20, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash; and (ii) the holders of the Series A Preferred Stock are entitled to vote, as a single class, for the election of two additional directors to serve on the Board, as further described in the amended and restated articles of incorporation of the Company, otherwise referred to as the Charter.

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

The 2020 Plan replaces the AdCare Health Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Plan”), which was assumed by Regional Health pursuant to the Merger. The 2011 Plan which was originally due to expire on March 28, 2021 and provided for a maximum of 168,950 shares of common stock to be issued. No additional awards may be granted under the 2011 Plan. As of December 31, 2022, the number of securities remaining available for future issuance under the 2020 Plan is 155,000.

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

The following table summarizes employee and nonemployee stock-based compensation for the years ended December 31, 2022 and 2021:

	Year Ending December 31,
Amounts in (000's)	2022	2021
Employee compensation:
Restricted stock	$233	$481
Total employee stock-based compensation expense	$233	$481
Non-employee compensation:
Restricted stock	$—	$—
Total non-employee stock-based compensation expense	$—	$—
Total stock-based compensation expense	$233	$481

Common Stock Options

The following summarizes the Company’s employee and non-employee stock option activity for the years ended December 31, 2022 and 2021:

	Number of Options (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (000's) (a)
Outstanding and vested at December 31, 2020	13	$47.53	3.5	$—
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—	—
Outstanding and vested at December 31, 2021	13	$47.53	2.5	$—
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding and vested at December 31, 2022	13	$47.53	1.6	$—

(a)
Represents the aggregate gain on exercise for vested in-the-money options.

No stock options were granted during the years ended December 31, 2022 and December 31, 2021. At December 31, 2022, the Company has no unrecognized compensation expense related to options.

The following summary information reflects stock options outstanding, vested, and related details as of December 31, 2022:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Exercisable (000's)	Weighted Average Exercise Price
$15.72 - $47.99	9	2.0	$46.81	9	$46.81
$48.00 - $51.60	4	0.8	$48.96	4	$48.96
Total	13	1.6	$47.53	13	$47.53

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

The following summarizes the Company’s employee and non-employee common stock warrant activity for the years ended December 31, 2022 and 2021:

	Number of Warrants (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (000's) (a)
Outstanding and vested at December 31, 2020	58	$52.09	3.0	$—
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(15)	$50.28		$—
Outstanding and vested at December 31, 2021	43	$52.71	2.6	$—
Granted		$—
Exercised		$—
Forfeited		$—
Expired	(8)	$49.76		$—
Outstanding and vested at December 31, 2022	35	$53.31	1.9

(a)
Represents the aggregate gain on exercise for vested in-the-money warrants.

No warrants were granted during the years ended December 31, 2022 and December 31, 2021. The Company has no unrecognized compensation expense related to common stock warrants as of December 31, 2022.

The following summary information reflects warrants outstanding, vested, and related details as of December 31, 2022:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Exercisable (000's)	Weighted Average Exercise Price
$36.00 - $47.99	1	0.8	$47.52	1	$47.52
$48.00 - $59.99	32	1.8	$52.50	32	$52.50
$60.00 - $70.80	2	0.4	$70.80	2	$70.80
Total	35	1.9	$53.31	35	$53.31

Restricted Stock

The following summarizes the Company’s restricted stock activity for the years ended December 31, 2022 and 2021:

	Number of Shares (000's)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	14	$3.60
Granted	87	$13.01
Vested	(22)	$7.18
Forfeited	—	$-
Unvested at December 31, 2021	79	$12.99
Granted	24	$4.51
Vested	(29)	$13.01
Forfeited	(23)	$12.95
Unvested at December 31, 2022	51	$8.99

For restricted stock unvested at December 31, 2022, approximately $0.2 million in compensation expense will be recognized over the next year.

NOTE 12. VARIABLE INTEREST ENTITIES

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

As of December 31, 2022, all of the Company’s facilities operated, leased and subleased to third-party operators and managed for third-parties or operated by the Company are certified by CMS and are operational.

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

As of December 31, 2022, the Company and its tenants operate in an industry that is extremely regulated. As such, in the ordinary course of business, the Company’s tenants are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition, the Company believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations against or involving the Company, for the Company’s prior operations, or the Company’s tenants, whether currently asserted or arising in the future, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Professional and General Liability Claims

As of December 31, 2022, the Company is a defendant in a total of 10 professional and general liability actions, one of which were dismissed in February 2023. The Company has one legacy action from prior to the Transition, and is a named party in 9 actions related directly to patient care that our current or prior tenants provided to their patients, subsequent to December 31, 2022, the Company was named in two additional actions related directly to patient care that one of our tenants provided to their patient. For further information, see below and Note 15 – Subsequent Events.

Claims on behalf of the Company’s Former Patients Prior to the Transition

As of December 31, 2022, the Company is a defendant in one professional and general liability action commenced on behalf of one of our former patients who received care at one of our facilities prior to the Transition. The plaintiff in this action alleges negligence due to failure to provide adequate and competent staff resulting in injuries, pain and suffering, mental anguish and malnutrition and seeks unspecified actual and compensatory damages, and unspecified punitive damages. This action is covered by insurance, except that any punitive damages awarded would be excluded from coverage.

Claims on behalf of the Company’s Prior or Current Tenant’s Former Patients after the Transition

As of December 31, 2022, the Company is a defendant in an aggregate of 9 professional and general liability actions which set forth claims relating to time periods after the Transition, on behalf of former patients of our current or prior tenants, two of which were dismissed in January 2023, see Note 15 – Subsequent Events. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing at the applicable facility operated by our tenants. These actions on behalf of former patients of our current or prior tenants all relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator (and of which four such actions relate to events which occurred after the Company sold such facilities) and are subject to such operators’ indemnification obligations in favor of the Company. There is no assurance that our tenants will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.

During the year ended December 31, 2022, the following professional and general liability action (included in the 9 actions mentioned above) related to our current or former tenant’s former patients were filed against the Company.

•
On June 28, 2022, Ms. Betty Coleman’s husband (and executor of her estate) filed suit against Tara Operator, LLC (amongst others) alleging she received negligent care and treatment while a resident of Tara’s skilled nursing facility where she was a resident from Tara at Thunderbolt Health and Rehabilitation (11/18/19-6/30/20). Although Tara Operator was served via its registered agent, due to a misunderstanding, Tara Operator did not answer the complaint timely and automatically went into default. On September 19, 2022, Tara Operator filed its proposed answer to the Complaint and its motion to set aside the default judgment. A hearing was held on that motion on October 21, 2023 at which Tara Operator argued that under Georgia’s Default Statute and legal precedent, the Court had the discretion to set aside the default due to the anticipated injustice as well as inconsistent rulings should the default remain. The Court took the matter under advisement and, to date, no order has been issued. Should the default not be set aside, Tara Operator will request a certificate to appeal the ruling to the Court of Appeals and will also move to transfer venue to arbitration.

During the year ended December 31, 2021, the following professional and general liability action (included in the 13 actions mentioned above) related to our current or former tenant’s former patients were filed against the Company.

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

Fair Labor Standards Legal Complaint

On October 7, 2021, a violation of Fair Labor Standards action was filed in the District Court for the Southern District of Ohio, Western Division at Dayton, by Colleen Long against the Company and UVMC Nursing Care Inc. dba Koester Pavilion (the “Defendants”) on behalf of herself and all current and former non-exempt employees employed from approximately September 30, 2018 onwards (hereinafter the “Putative Class Members”) at a facility managed by the Company alleging Defendants have failed to pay all overtime wages due. The plaintiff is seeking an order certifying the Putative Class Members as an Ohio Class and designation of the plaintiff as representative for the Ohio Class. Additionally, the plaintiff is seeking, for Putative Class Members, back pay equal to the amount of all unpaid overtime pay for three years preceding October 7, 2021 plus an additional equal amount in liquidation damages, punitive damages of not less than $150.00 for each day the violation continued, an award of 6% of the total unpaid wages or $200.00 for each instance of failure to pay wages owed within thirty days, whichever is greater, attorney’s fees and costs, and any other relief the plaintiff is entitled to. The Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in this action. This case has reached a mutually agreed upon settlement.

NOTE 14. INCOME TAXES

There was no provision for income taxes for the years ended December 31, 2022 and 2021.

At December 31, 2022 and 2021, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(Amounts in 000's)	2022	2021
Net deferred tax asset (liability):
Allowance for doubtful accounts	$29	$44
Accrued expenses	192	143
Right of use asset	800	7,919
Right of use liability	(706)	(7,388)
Net operating loss carry forwards	21,127	18,253
Property, equipment & intangibles	(3,315)	(2,998)
Stock based compensation	175	209
Self-Insurance Reserve	20	40
Interest Expense	1,862	2,300
Total deferred tax assets	20,184	18,522
Valuation allowance	(20,184)	(18,522)
Net deferred tax liability	$—	$—

The items accounting for the differences between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Year Ended December 31,
	2022	2021
Federal income tax at statutory rate	21.0%	21.0%
State and local taxes	2.2%	(2.6)%
Nondeductible expenses	(1.3)%	(1.7)%
Change in valuation allowance	(21.6)%	(16.7)%
Effective tax rate	—%	—%

As of December 31, 2022, the Company had consolidated federal NOL carry forwards of $91.3 million. As a result of the Tax Reform Act, approximately $25.8 million of NOL’s generated in 2018 and after do not expire and are currently offset by a full valuation allowance. The NOLs generated before December 31, 2018, which amount to $65.3 million begin to expire in 2025 through 2037 and currently are offset by a full valuation allowance. As of December 31, 2022, the Company had consolidated state NOL carry forwards of $48.3 million. These NOLs begin to expire in 2023 through 2042 and currently are offset by a full valuation allowance.

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

In February 2023, Symmetry Healthcare Management made the first of 14 monthly payments of $29,085. The Company accepted a lump sum payment of $250,000 as payoff for the remaining promissory note balance.

The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, made a number of changes to employer retention tax credits previously made available under the CARES Act, including modifying and extending the Employee Retention Credit ("ERC") for the six calendar months ending June 30, 2021. As a result of such legislation, the Company qualified for ERC for the first, second and third calendar quarters of 2021 due to the decrease in its gross receipts and has applied for ERC of $1.9 million through amended quarterly payroll tax filings for the applicable quarters. Through the date of this filing, the Company has received all of the ERC which we applied for. We continue to monitor compliance with the terms and conditions of the ERC and PPP programs and developing interpretations and enforcement of the ERC and PPP program rules and the regulations.

Dismissed Claims on behalf of the Company’s Prior or Current Tenant’s Former Patients after the Transition

In February 2023, the Company was dismissed from the case involving Ronald and Sarah Ross against our prior operator Symmetry Healthcare Management.

Claims on behalf of the Company’s Prior or Current Tenant’s Former Patients after the Transition

Subsequent to year ended December 31, 2022, the Company was named in two new cases.

The resident’s daughter filed suit on behalf of Mr. Shellman filed suit on February 14, 2023 asserting claims of professional and ordinary negligence as well the alleged breach of various state and federal regulations. The lawsuit relates to Mr. Shellman’s residence at Glenvue nursing facility which was operated by C.R. of Glenvue, LLC which is also named as a defendant. Plaintiff’s counsel has agreed to extend the deadline for Glenvue H&R Property Holdings, LLC to respond to the lawsuit up to and including May 15, 2023 to enable him to review the response filed by C.R. of Glenvue, LLC and determine whether or not Plaintiff will agree to the dismissal of Glenvue H&R Property Holdings, LLC. If plaintiff does not agree, we intend to serve Plaintiff with a notice that Glenvue H&R Property Holdings, LLC constitutes an excluded party pursuant to O.C.G.A. 31-7-3.3. Should Plaintiff still not agree to the dismissal of Glenvue H&R Property Holdings, LLC, we will file a motion for summary judgment seeking judgment in its favor. The Court may require Glenvue H&R Property Holdings, LLC to participate in discovery prior to ruling on this motion. In the event that occurs, Glenvue H&R Property Holdings, LLC can seek the recovery of its attorneys fees and expenses pursuant to the above-referenced excluded party statute.

The family of Mable Polite filed suit on March 15, 2023 asserting claims of professional and ordinary negligence as well the alleged breach of various state and federal regulations. The lawsuit relates to Ms. Polite’s residence at the Thunderbolt nursing facility from March 19, 2020 to March 20, 2021. Plaintiff has also asserted claims against 3223 Falligant Avenue Associates, LP and other Wellington related entities. 3223 Falligant Avenue was the operator and licensee of the facility for the first part of Ms. Polite’s residence prior to Tara Operator becoming the operator. Based upon the date the suit was filed, there is an argument that certain claimed acts of negligence are barred by the limitations period. Ms. Polite’s daughter signed an arbitration agreement on her admission to Thunderbolt but we are not in possession of a power of attorney or other documentation authorizing her to execute this agreement. Nonetheless, Tara Operator will file its answer to the Complaint (due April 14) via special appearance to reserve the right to seek arbitration should a power of attorney be located.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this evaluation, management used the framework and criteria set forth in the report entitled Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on this evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The charters for the Board’s Compensation Committee, the Audit Committee and the Nominating and Corporate Governance Committee (the "Nominating Committee") of the Board are available in the corporate governance subsection of the Investor Relations page of our website, at www.regionalhealthproperties.com, and are also available in print upon written request to the Corporate Secretary, Regional Health Properties, Inc., 454 Satellite Boulevard NW, Suite 100, Suwanee, Georgia 30024.

Item 10. Directors, Executive Officers and Corporate Governance

Information About our Executive Officers

The following table sets forth certain information with respect to our executive officers and directors.

Name	Age	Position
Brent S. Morrison	47	Chief Executive Officer, President, Corporate Secretary and Chairman of the Board
Paul J. O'Sullivan	45	Senior Vice President
Michael J. Fox	45	Lead Independent Director
Kenneth S. Grossman	66	Director
Steven L. Martin	65	Director
Kenneth W. Taylor	61	Director
David A. Tenwick	85	Director

Directors are elected at each of annual meeting of shareholders of the Company to serve until the Company’s next annual meeting of shareholders. The terms of each of the Company’s current directors expire at the Company’s 2023 annual meeting of shareholders and until such director’s successor is elected and qualified, or until such director’s earlier death, resignation or removal. Executive officers serve at the discretion of the Board. See Part III, Item 11., “Executive Compensation" in this Annual Report for more information.

Biographical information with respect to each of our executive officers and directors is set forth below.

Brent S. Morrison. Mr. Morrison has served as the Company’s Chief Executive Officer and President since March 2019, Corporate Secretary since December 2022, a director since October 2014 and Chairman of the Board since January 2023. He also served as the Company's Interim Chief Executive Officer and Interim President from October 2017 to March 2019. Mr. Morrison is currently the Managing Director of Zuma Capital Management LLC, a position he has held since 2012. Prior thereto, Mr. Morrison was a Research Analyst for Wells Fargo Advisors from 2012 to 2013, the Senior Research Analyst at the Strome Group, a private investment firm, from 2009 to 2012, a Research Analyst at Clocktower Capital, LLC, a global long/short equity hedge fund based in Beverly Hills, California, from 2007 to 2009 and a Vice President of Wilshire Associates, a financial consulting firm, from 1999 to 2007. Mr. Morrison also served on the board of directors of iPass Inc., which provides global enterprises and telecommunications carriers with cloud-based mobility management and Wi-Fi connectivity services, from May 2015 to June 2016. Mr. Morrison’s expertise and background in the long-term care industry as well as capital markets provide experience that the Board considers valuable.

Paul J. O'Sullivan. Mr O'Sullivan has served as Senior Vice President of the Company since January 2023. He served as Vice President of the Company from December 2020 to January 2023. Prior thereto, Mr. O'Sullivan was Vice President of Asset Management for Formation Development Group, LLC, a private equity real estate development firm that specializes in senior housing development from February 2017 to June 2020. Prior to that, Mr. O'Sullivan was a Financial Analyst for CSG Advisors, a municipal bond advisory firm, from 2014 to February 2017, and an Asset

Manager for Formation Capital, a private equity firm focused on senior housing investments, from 2008 to 2014. From 2001 to 2007, Mr. O'Sullivan held accounting positions with Jameson Inns, Home Depot, Aelera, and Spherion.

Michael J. Fox. Mr. Fox has served as a director since October 2013 and Lead Independent Director since April 2015. Mr. Fox is the Chief Executive Officer of Park City Capital, LLC (“Park City”), a value-oriented investment management firm he founded in June 2008. From 2000 to 2008, Mr. Fox worked at J.P. Morgan in New York, most recently as Vice President and Senior Business Services Analyst. As J.P. Morgan’s Senior Business Services Analyst, Mr. Fox headed the firm’s Business Services equity research group from 2005 to 2008. From 2000 to 2005, Mr. Fox was a member of J.P. Morgan’s Leisure equity research group which was consistently recognized by Institutional Investor’s All America Research Team. Mr. Fox also served on the board of directors of Resonant Inc. from February 2016 to March 2022 when Resonant Inc. was acquired by Murata Manufacturing Co., Ltd. Mr. Fox’s expertise and background in the financial and equity markets and his involvement in researching the commercial real estate industry provide experience that the Board considers valuable.

Kenneth S. Grossman. Mr. Grossman has served as a Director since February 2023. Mr. Grossman is an investor and attorney specializing in companies undergoing and/or emerging from restructuring or reorganization; Senior Managing Director of Steppingstone Group, LLC, an investment partnership formed in 2016 with the principals of Brookstone Partners, a private equity investor, to jointly pursue opportunities in distressed debt and restructuring of operating companies. Mr. Grossman has been engaged in the investment and management of capital as a buy-side principal since 1990. Since 2017, Mr. Grossman has served on the boards of several public and private companies, including Lehman Bros. Special Finance, Barnwell Industries, Inc., Performance Sports Group and Nebraska Book Company and has managed capital for Steppingstone Group, LLC, as well as other private partnerships. Mr. Grossman has served as an independent director of both private and public companies, and as a member of creditor, bank group and shareholder committees for other businesses. Mr. Grossman’s experience includes a strong network of relationships and management roles involving large portfolios in this investment sector maintained by multi-strategy and arbitrage firms. Admitted to the New York Bar in 1982, Mr. Grossman practiced law with Shea & Gould until 1989, where he specialized in bankruptcy, creditor’s rights and commercial litigation. In 1989, Mr. Grossman became affiliated with Balfour Investors where he began managing investments in companies undergoing financial and operational restructuring. He served as senior portfolio manager for several large investment partnerships from 1996 through 2009, including for Alpine Associates, Del Mar Asset Management and Ramius. More recently, Mr. Grossman utilized that experience in leadership roles and as a director of Lehman Brothers Special Finance, Inc. and Signature Group Holdings, Inc. (formerly Fremont General Corporation), as they emerged from Chapter 11 bankruptcy. Mr. Grossman is currently a board member and/or special advisor for Concise Capital Management and a director of Performance Sports Group, Inc., Buffalo Armory, LLC and Nebraska Book Co, Inc. Mr. Grossman’s extensive background in corporate financial and operational restructurings and related capital markets relationships and experience will add valuable insights and knowledge beneficial to the Company and the Board.

Steven L. Martin. Mr. Martin has served as a Director since February 2023. Mr. Martin has worked in the private sector since 2011 managing personal equity/debt accounts and those of friends and family, including public, private and restructurings. Prior to working in the private sector, Mr. Martin worked for Kings Point Capital Management, LLC, a wealth management firm, from October 2015 to March 2016, as a Managing Partner for Slater Capital Management, LLC, from 1996 to 2010, and as a Partner and Retail/Consumer Analyst for Lafer Equity Partners from 1994 to 1996. Mr. Martin is a seasoned investment professional with more than 30 years of experience, primarily in equities, both public and private. Mr. Martin also serves as a board member and Treasurer of New York City Cooperative. Mr. Martin’s expertise and background in the financial markets provides experience that the Board considers valuable.

Kenneth W. Taylor. Mr. Taylor has served as a director since February 2018. Since February 2023 to present, Mr. Taylor has served as the Chief Financial Officer and Chief Operations Officer of Pinnacle X-Ray Solutions Holding, Inc., an Altus Capital Partners portfolio company and a leading manufacturer of industrial x-ray systems. Prior to that, Mr. Taylor was the Chief Financial Officer of Construction Forms Inc. an H.I.G. Capital portfolio company and a leading supplier of concrete pumping and industrial processing from February 2022 to February 2023. From March 2019 to January 2022, Mr. Taylor served as the Chief Financial Officer of H-E Parts International, a division of Hitachi Ltd and a leading supplier of parts, re-manufactured components and equipment to the global mining, heavy construction and energy industries, since March 2019. Previously, Mr. Taylor served as Chief Operations Officer and Chief Financial Officer for Cellairis, a leading supplier of mobile device accessories and repair services through 500 domestic and international franchisee operated company-leased stores since June 2012. In addition, Mr. Taylor served as Chief Operation Officer and Chief Financial Officer, for Anisa International, Inc., a leading manufacturer of cosmetic brushes, from 2009 to 2012, as Chief Financial Officer for InComm Holdings, Inc., a leading supplier of prepaid and gift cards products and networks, from 2004 to 2009, as Chief Financial Officer for The Edge Flooring, a private equity-backed flooring startup manufacturer, from 2003 to 2004, Chief Financial Officer for Numerex Corporation , a leading supplier of IoT products and gateways, from 2002 to 2003, as Chief Financial Officer for Rodenstock NA, Inc., a startup ophthalmic lens manufacturer, from 2001 to 2002, as Corporate Controller for Scientific Games Corporation, a leading supplier of products and services to the global lottery industry, from 1987 to 2000. Since 2010, Mr. Taylor has also served as a director for Thanks Again, LLC, a leading supplier of loyalty and consumer engagement services to global airports. Mr. Taylor’s business and principal financial officer experience provide experience that the Board considers valuable.

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

Committees of the Board

The Board has three standing committees that assist it in carrying out its duties — the Audit Committee, the Compensation Committee and the Nominating Committee.

Each member of the Audit Committee, the Compensation Committee and the Nominating Committee is independent under the listing standards of the NYSE American. The charters of the Audit Committee, the Compensation Committee and the Nominating Committee are available on the Investor Relations page of our website at www.regionalhealthproperties.com and may also be obtained, without charge, by contacting the Corporate Secretary, Regional Health Properties, Inc., 454 Satellite Boulevard NW, Suite 100, Suwanee, Georgia 30024. The following chart shows the membership of our standing committees, as of the date of this Annual Report.

Name	Audit Committee	Compensation Committee	Nominating Committee
Michael J. Fox	√	√	Chair
Kenneth S. Grossman	-	-	-
Steven L. Martin	-	-	-
Brent S. Morrison	-	-	-
Kenneth W. Taylor	Chair	√	√
David A. Tenwick	√	Chair	√

Audit Committee. The Audit Committee was established in accordance with Section 3(e)(58)(A) of the Exchange Act. The Audit Committee has the responsibility of reviewing our financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities and determining that all audits and examinations required by law are performed. The Audit Committee also approves the appointment of the independent auditors for the next fiscal year, approves the services to be provided by the independent auditors and the fees for such services, reviews and approves the auditor’s audit plans, reviews and reports upon various matters affecting the independence of the independent auditors and reviews with the independent auditors the results of the audit and management’s responses. The Board has determined that Mr. Taylor qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K of the Exchange Act, and that he is independent for purposes of the NYSE American rules with respect to audit committee members.

Compensation Committee. The Compensation Committee is responsible for establishing our compensation plans. The Compensation Committee’s duties include the development with management of benefit plans for our employees and the formulation of bonus plans and incentive compensation packages. The Compensation Committee approves the compensation of each senior executive and each member of the Board. In approving the compensation of each senior executive (other than the Chief Executive Officer), the Compensation Committee may consider recommendations made by the Chief Executive Officer. The Compensation Committee is also charged with the oversight of compensation plans and practices for all employees of the Company. The Compensation Committee relies upon data made available for the purpose of providing information on organizations of similar or larger scale engaged in similar activities. The purpose of the Compensation Committee’s activity is to assure that our resources are used appropriately to recruit and maintain competent and talented executives and employees able to operate and grow the Company successfully.

Nominating Committee. The Nominating Committee is responsible for evaluating and recommending to the Board qualified nominees for election as directors and qualified directors for committee membership, establishing evaluation procedures and conducting an annual evaluation of the performance of the Board, developing corporate governance principles, recommending those principles to the Board and considering other matters pertaining to the size and composition of the Board.

Director Attendance at Board, Committee and Annual Shareholder Meetings

During 2022, the Board held five meetings, the Audit Committee held four meetings, the Compensation Committee held three meetings and the Nominating Committee held no meetings. Each incumbent director attended at least

75% of the aggregate number of meetings held by the Board and by each of the committees on which he served during 2022. In addition, three of the four directors serving at that time attended the Company’s 2022 Annual Meeting of Shareholders (the "2022 Annual Meeting"). Directors are expected to make reasonable efforts to attend the Company’s annual meeting of shareholders.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of our common stock (the “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership with the SEC. Reporting Persons are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that the Reporting Persons complied with all Section 16(a) filing requirements since January 1, 2022.

Board Structure

Our Charter and our Bylaws provide the Board with flexibility to select the appropriate leadership structure for the Company. The Board does not have a policy as to whether the roles of Chairman of the Board and Chief Executive Officer should be separate or combined, or whether the Chairman of the Board should be a management or a non-management director. Currently, Mr. Morrison serves as the Chairman of the Board.

Mr. Fox serves as the Lead Independent Director of the Board (the “Lead Independent Director”). As the primary interface between management and the Board, the Lead Independent Director serves as a key contact for the independent directors, thereby enhancing the Board’s independence from management. In addition, the Lead Development Director provides a valuable counterweight to a combined Chairman and Chief Executive Officer role, when we have such a dual role as we have had from time to time. The Lead Independent Director’s responsibilities include as applicable, among other things:

•	Consulting with the Chairman of the Board (or the Chief Executive Officer, if there is no Chairman of the Board) regarding the agenda for Board meetings;

•	Scheduling and preparing agendas for meetings of non-management directors;

•	Presiding over meetings of non-management directors and executive sessions of meetings of the Board from which employee directors are excluded;

•	Acting as principal liaison between non-management directors and the Chairman of the Board (or the Chief Executive Officer, if there is no Chairman of the Board) on sensitive issues; and

•	Raising issues with management on behalf of the non-management directors when appropriate.

The Board employs a number of corporate governance measures to provide an appropriate balance between the respective needs for the operational and strategic leadership provided by management directors, on one hand, and the oversight and objectivity of independent directors, on the other. These corporate governance measures include having a Lead Independent Director with the responsibilities described above, having all of our standing Board committees consist entirely of independent directors, and having each independent director serve on Board committees. Further: (i) all directors play an active role in overseeing the Company’s business both at the Board and committee levels; (ii) directors have full and free access to members of management; and (iii) each of the Board committees has the authority to retain independent financial, legal or other experts as it deems necessary. Also, the Lead Independent Director holds separate executive sessions of non-management directors and independent directors as he deems necessary.

Director Nomination Process

With respect to the director nomination process, the Nominating Committee’s responsibilities include reviewing the size and overall composition of the Board and recommending changes to the Board; identifying and recommending to the Board qualified individuals to become Board members; making recommendations to the Board with respect to retirement arrangements or policies for Board members; monitoring and reviewing any issues relating to the independence of directors; considering director candidates recommended by shareholders; assisting the Board in developing processes and procedures for evaluating Board nominees recommended by shareholders; and recommending to the Board individuals qualified to fill vacancies.

The Nominating Committee has not established specific minimum age, education, years of business experience or specific types of skills for potential director candidates but, in general, expects qualified candidates will have ample experience and a proven record of business success and leadership. Director candidates will be evaluated based on their financial literacy, business acumen and experience, independence for purposes of compliance with SEC rules and the NYSE American listing standards and their willingness, ability and availability for service, as well as other criteria established by the Nominating Committee. The Nominating Committee believes that continuity in leadership maximizes the Board’s ability to exercise meaningful oversight. Because qualified incumbent directors are generally uniquely positioned to provide shareholders the benefit of continuity of leadership and seasoned judgment gained through experience as a director, the Nominating Committee will generally consider as potential candidates those incumbent directors interested in standing for re-election who they believe have satisfied director performance expectations, including regular attendance at, preparation for and meaningful participation in meetings of the Board and its committees.

The Nominating Committee will consider the recommendations of shareholders regarding potential director candidates. Any shareholder who wishes to have the Nominating Committee consider a candidate for election by the Board is required to give written notice of his or her intention to make such a nomination. Our Bylaws set forth the procedures required to be followed for a shareholder to nominate a potential director candidate. A proposed nomination that does not comply with these procedures will not be considered by the Nominating Committee. There are no differences in the manner in which the Nominating Committee considers or evaluates director candidates it identifies and director candidates who are recommended by shareholders.

Board Diversity

The Nominating Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the members of the Nominating Committee will consider and discuss diversity, among other factors, with a view toward the role and needs of the Board as a whole. When identifying and recommending director nominees, the members of the Nominating Committee generally will view diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint and perspective, professional experience, education, skill and other qualities or attributes that together contribute to the functioning of the Board. The Nominating Committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the goal of creating a Board that best serves the needs of the Company and its shareholders.

Risk Oversight

The Board oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance shareholder value. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. The involvement of the full Board in setting our business strategy is a key part of the Board’s risk oversight and method for determining what constitutes an appropriate level of risk for us. Risk is assessed throughout the business, focusing on three primary areas of risk: financial risk, legal/compliance risk and operational/strategic risk.

While the Board has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk management. In particular, the Audit Committee focuses on financial risk, including internal controls, and receives an annual risk assessment report from an outside consultant. The Nominating Committee’s risk oversight responsibilities include recommending qualified nominees to be elected to the Board by our shareholders, reviewing and assessing periodically our policies and practices on corporate governance, and overseeing an annual evaluation of the Board. In addition, in setting compensation, the Compensation Committee strives to create a combination of short-term and longer-term incentives that encourage a level of risk-taking behavior consistent with our business strategy.

Code of Ethics

We have adopted a written code of conduct, our Code of Business Conduct and Ethics, which is applicable to all our directors, officers and employees (including our principal executive officer, principal financial officer, principal caccounting officer or controller, and any person performing similar functions). Our Code of Business Conduct and Ethics is available in the corporate governance subsection of the Investor Relations page of our website at www.regionalhealthproperties.com and also may be obtained, without charge, by contacting the Corporate Secretary, Regional Health Properties, Inc., 454 Satellite Boulevard NW, Suite 100, Suwanee, Georgia 30024.

Insider Trading Policy and Hedging

We have adopted an Insider Trading Policy which, among other things, prohibits our officers, directors and employees from trading our securities on a short-term basis, purchasing our securities on margin, engaging in short sales with respect to our securities, and buying or selling puts or calls with respect to our securities. We have not otherwise adopted any practices or policies regarding the ability of our officers, directors and employees to purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities.

Communication with the Board and its Committees

The Board welcomes communications from shareholders and interested parties. Shareholders and interested parties may send communications to the Board, any of its committees or one or more individual directors, in care of the Corporate Secretary, Regional Health Properties, Inc., 454 Satellite Boulevard NW, Suite 100, Suwanee, Georgia 30024. Any correspondence addressed to the Board, any of its committees or to any one of our directors in care of our offices will be forwarded to the addressee without review by management.

Item 11. Executive Compensation.

Executive Compensation Tables

Summary Compensation Table. The following table sets forth the compensation paid to, earned by or accrued for our named executive officers:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		All Other Compensation ($)	Total ($)
Brent S. Morrison*	2022	220,000		150,000	108,240	(1)	—	478,240
Chief Executive Officer, President, Corporate Secretary and Director
(principal executive officer)	2021	200,000	(2)	—	307,440	(3)	—	507,440

Paul J. O'Sullivan**	2022	150,000		—	—		—	150,000
Senior Vice President (principal financial officer and principal accounting officer)

Benjamin A. Waites***	2022	94,791	(4)	24,000	—		—	118,791
Former Chief Financial Officer and Vice President (former principal financial officer)
	2021	175,000		49,000	307,440	(5)	—	531,440

*Mr. Morrison, a director of the Company since October 2014, commenced serving as the Company’s Chief Executive Officer and President (and principal executive officer) on March 25, 2019 (when he became an employee of the Company) and commenced serving as the Corporate Secretary on December 30, 2022. Mr. Morrison previously served as the Company’s Interim Chief Executive Officer and Interim President (and principal executive officer) from October 18, 2017 until March 24, 2019 (during which time he was a non-employee, independent contractor to the Company).

**Mr. O’Sullivan commenced serving as the Company’s principal financial officer and principal accounting officer on May 26, 2022 and commenced serving as the Company's Senior Vice President in January 2023.

**Mr. Waites served as the Company’s Chief Financial Officer and Vice President (and principal financial officer) from September 8, 2020 until March 21, 2022.

(1)Represents compensation paid to Mr. Morrison as an employee for the year ended December 31, 2022, in the form of a restricted stock grant of 24,000 shares of common stock, with a grant price of $4.51 per share, which vests as to one half of the shares on January 1, 2023 and January 1, 2024. See “Compensation Arrangements With Executive Officer” below.

(2) Represents the amount of Mr. Morrison’s pro-rata annual salary of $220,000, paid to Mr. Morrison as an employee from July 1, 2021, through December 31, 2021 and pro-rata annual salary of $180,000, paid to Mr. Morrison as an employee from January 1, 2021 through June 30, 2021. See “Compensation Arrangements With Executive Officer” below.

(3) Represents compensation paid to Mr. Morrison as an employee for the year ended December 31, 2021, in the form of a restricted stock grant of 24,000 shares of common stock, with a grant price of $12.81 per share, which vests as to one-third of the shares on January 1, 2022, January 1, 2023 and January 1, 2024. See “Compensation Arrangements With Executive Officer” below.

(4) Represents the amount of Mr. Waites’s pro-rata annual salary of $175,000, paid to Mr. Waites as an employee from September 8, 2020 through December 31, 2020.

(5) Represents compensation paid to Mr. Waites as an employee for the year ended December 31, 2021, in the form of a restricted stock grant of 24,000 shares of common stock, with a grant price of $12.81 per share, which vests as to one-third of the shares on January 1, 2022, January 1, 2023 and January 1, 2024. Unearned awards were forfeited upon Mr. Waites seperation. See "-Compensation Arrangements With Former Executive Officer" below.

Outstanding Equity Awards at Fiscal Year-End Table

The Outstanding Equity Awards at Fiscal Year-End table below sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2022:

	OPTION AWARDS				STOCK AWARDS
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)— Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Stock that is Not Vested	Equity Incentive Plan Award: Total Number of Unearned Shares, Units or Other Rights that have Not Vested		Equity Incentive Plan Award: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested
Brent S. Morrison	4,323	—	$46.80	12/17/2024	—	—	40,000	(1)	$313,200

Paul J. O'Sullivan	—	—	$—	—	—	—	5,000	(2)	$66,300

Benjamin A. Waites (3)	—	—	$—	—	—	—	—		$—

(1)
Restricted shares vest on the following schedule: 8,000 shares on each of January 1, 2023 and January 1, 2024 and 12,000 shares on each of January 1, 2023 and January 1, 2024.
(2)
Restricted shares vest on the following schedule: 5,000 shares on January 1, 2023.
(3)
Unearned awards were forfeited upon Mr. Waites's separation. See "-Compensation Arrangements With Former Executive Officer" below.

Compensation Arrangements With Executive Officer

Mr. Morrison. Mr. Morrison, a director of the Company since October 2014, commenced serving as the Company’s Chief Executive Officer and President (and principal executive officer) on March 25, 2019 and Corporate Secretary on December 30, 2022, and served as Interim Chief Executive Officer and Interim President (and principal executive officer) from October 18, 2017 to March 24, 2019.

On November 17, 2017, the Board and the Compensation Committee of the Board agreed to provide Mr. Morrison, as compensation for his service as a non-employee Interim Chief Executive Officer and Interim President, a cash payment in the amount of $15,000 per month, without withholdings, payable on a date to be determined by Mr. Morrison, as well as reimbursement for reasonable travel and other out-of-pocket expenses incurred by Mr. Morrison in connection with the performance of his duties as Interim Chief Executive Officer and Interim President.

On March 25, 2019, upon the Board’s appointment of Mr. Morrison as the Company’s Chief Executive Officer and President, the Board and the Compensation Committee determined that Mr. Morrison’s then-current compensation plan would remain place, with withholdings as an employee, until the Company negotiated and executed an employment agreement with Mr. Morrison.

On June 3, 2019, the Board approved a one-time bonus equal to three months of his current salary in the amount of $45,000 paid upon the closing of the sale of four healthcare properties to MED Healthcare Partners, LLC and upon repayment of the amounts owed to Pinecone Reality Partners II, LLC.

On July 1, 2021, the Company entered into an employment agreement with Mr. Morrison (the “Morrison Employment Agreement”), pursuant to which, among other things: (i) the Company agreed to pay Mr. Morrison $220,000 per year, subject to increase by the Compensation Committee; (ii) Mr. Morrison is eligible to earn an annual bonus based on achievement of performance goals established by the Compensation Committee of up to 125% of his base salary; and (iii) the Company provides Mr. Morrison with such other benefits as other senior executives of the Company receive. Pursuant to the Morrison Employment Agreement, the Company agreed to employ Mr. Morrison for an initial term of three years.

Pursuant to the Morrison Employment Agreement, the Company granted to Mr. Morrison, subject to the 2020 Plan (as defined herein): (i) on July 1, 2021, a restricted stock award of 24,000 shares of common stock, which vests in three equal installments on January 1, 2022, January 1, 2023 and January 1, 2024; (ii) on January 1, 2022, a restricted stock award of 24,000 shares of common stock, which vests in two equal installments on January 1, 2023 and January 1, 2024; and (iii) on January 1, 2023, an option to purchase 24,000 shares of common stock, which vests immediately on the grant date. Pursuant to the Morrison Employment Agreement, the Company agreed to grant Mr. Morrison, subject to the 2020 Plan, on January 1, 2024, an option to purchase 24,000 shares of common stock, which will vest immediately on the grant date. The exercise price per share for the common stock subject to each option shall equal the Fair Market Value (as defined in the 2020 Plan) of a share of common stock on the respective dates of grant, unless the 2020 Plan requires a higher exercise price.

Pursuant to the Morrison Employment Agreement, upon termination of Mr. Morrison’s employment for any reason, the Company will pay Mr. Morrison: (i) unpaid salary earned through his termination date; (ii) any vacation time earned but not used as of his termination date in accordance with the Company’s policies as then in effect; (iii) reimbursement, in accordance with the Company’s policies and procedures, for business expenses incurred but not yet paid as of his termination date; (iv) except in the case of termination for cause, any annual bonus for any completed fiscal year to the extent not yet paid and earned; and (v) all other payments, benefits or fringe benefits to which he is entitled under the terms of the applicable arrangements and/or under applicable law (all of the foregoing clauses (i) through (v), the “Accrued Obligations”). If Mr. Morrison is terminated for cause, then the awards that were granted to but not yet vested or exercisable as of his termination date will be automatically forfeited.

If Mr. Morrison is terminated without cause, then (i) Mr. Morrison will be entitled to (a) the Accrued Obligations and (b) a severance payment equal to six months salary plus a bonus of 100% of Mr. Morrison’s salary for any completed fiscal year to the extent earned but not paid, (ii) to the extent Mr. Morrison participates in Company health programs, the Company will pay Mr. Morrison an amount in cash, on a monthly basis, equal to the Company’s portion of the premiums for Mr. Morrison’s health plan benefits for Mr. Morrison and any eligible dependents for a period of 12 months from his termination date, and (iii) equity awards shall automatically accelerate and become fully vested and exercisable as of his termination date. If Mr. Morrison is terminated without cause within one year following a change in control, the severance will be increased from six months salary to twelve months salary.

Compensation Arrangements With Former Executive Officer

Benjamin A. Waites. Mr. Waites relinquished his duties and responsibilities for the Company effective March 21, 2022, after serving as the Company’s Chief Financial Officer since September 8, 2020. Pursuant to a Separation and Release of Claims Agreement executed June 13, 2022 (the “Waites Separation Agreement”), the Company agreed to pay Mr. Waites: (i) salary and benefits through March 31, 2022, including the payout of any earned but unused paid time off in accordance with the Company’s usual policy and procedures; (ii) three months of base salary in accordance with the Company’s regular payroll practices; and (iii) a final additional payment of $24,000 within 30 days following the last base salary payment, subject to Mr. Waites compliance with the provisions of the Separation Agreement. Under the Separation Agreement, Mr. Waites agreed: (i) for a period of three months, to cooperate with the Company regarding matters arising out or, of related to, Mr. Waites’ service to the Company; and (ii) to customary confidentiality and non-disparagement covenants. Except as set forth in the Separation Agreement, Mr. Waites is not entitled to any further compensation or benefits.

On July 1, 2021, subject to the 2020 Plan, the Company granted to Mr. Waites a restricted stock award of 24,000 shares of common stock, which was to vest in three equal installments on January 1, 2022, January 1, 2023 and January 1, 2024. On January 1, 2022, subject to the 2020 Plan, the Company granted to Mr. Waites an option to purchase 24,000 shares of common stock at an exercise price of $4.51 per share, which was to vest in two equal installments on January 1, 2023 and January 1, 2024. Unearned awards were forfeited upon Mr. Waites’ separation.

2020 Equity Incentive Plan

The Board believes that stock-based incentive awards can play an important role in our success by encouraging and enabling our employees, directors and consultants upon whose judgment, initiative and efforts we largely depend for the successful conduct of our business to acquire a proprietary interest in us. The Board believes that providing such persons with a direct stake in us assures a closer identification of the interests of such individuals with ours and our shareholders, thereby stimulating their efforts on our behalf and strengthening their desire to remain with us.

On November 4, 2020, the Board adopted, subject to shareholder approval, the Regional Health Properties, Inc. 2020 Equity Incentive Plan (the “2020 Plan”). On December 16, 2020, at the Company’s 2020 Annual Meeting of Shareholders, the Company’s shareholders approved the 2020 Plan. The 2020 Plan is designed to enhance the flexibility to grant equity awards to our employees, directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Compensation Committee.

Summary of the 2020 Plan

The following description of certain features of the 2020 Plan is intended to be a summary only. The summary does not purport to be a complete description of all of the provisions of the 2020 Plan and is qualified in its entirety by the full text of the 2020 Plan, which is filed as an exhibit to the Registration Statement of which this proxy statement/prospectus is a part.

Administration. The 2020 Plan will be administered by the Compensation Committee. The Compensation Committee has full power, subject to the provisions of the 2020 Plan, to: (i) select, from among the individuals eligible for awards, the individuals to whom awards will be granted; (ii) make any combination of awards to participants; (iii) determine the type of awards; and (iv) determine the specific terms and conditions of each award.

Eligibility; Plan Limits. All employees and non-employee directors are eligible to participate in the 2020 Plan as well as consultants who are natural persons and are designated as eligible by the Compensation Committee. As of October 8, 2020, approximately 22 individuals would have been eligible to participate in the 2020 Plan had it been effective on such date, including two executive officers, 14 employees who are not executive officers, three non-employee directors and three consultants. There are certain limits on the number of awards that may be granted under the 2020 Plan. For example, awards with respect to no more than 24,000 shares of common stock may be granted to any individual in any one calendar year, and no more than 250,000 shares of common stock may be granted in the form of incentive stock options.

Director Compensation Limit. The 2020 Plan provides that the value of all awards under the 2020 Plan and all other cash compensation paid by us to any non-employee director in any calendar year shall not exceed $75,000.

Stock Options. The 2020 Plan permits the granting of: (i) options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Code, and (ii) options that do not so qualify. Options granted under the 2020 Plan will be non-qualified options if they fail to qualify as incentive options or exceed the annual limit on incentive stock options. Incentive stock options may only be granted to employees of the Company and its subsidiaries. Non-qualified options may be granted to any persons eligible to receive incentive options and to all other eligible participants in the 2020 Plan. The option exercise price of each option will be determined by the Compensation Committee. The exercise price may not be less than 100% of the fair market value of the common stock on the date of grant. Fair market value for this purpose shall be the closing sales price of the common stock as quoted on the NYSE American, or if the closing sales price is not quoted on such date of determination, the closing sales price on the last preceding date for which such quotation exists. The exercise price of an option may not be reduced after the date of the option grant without shareholder approval, other than to appropriately reflect changes in our capital structure.

The term of each option will be fixed by the Compensation Committee and may not exceed ten years from the date of grant. The Compensation Committee will determine at what time or times each option may be exercised. In general, unless otherwise permitted by the Compensation Committee, no option granted under the 2020 Plan is transferable by the optionee other than by will or by the laws of descent and distribution, and options may be exercised during the optionee’s lifetime only by the optionee.

Upon exercise of options, the option exercise price must be paid in full: (i) in cash or by certified check; (ii) by delivery of shares of common stock having a value equal to the exercise price; (iii) by broker-assisted exercise; (iv) with respect to stock options that are not incentive stock options, by a “net exercise” arrangement, pursuant to which the number of shares issued upon exercise is reduced by a number of shares with a fair market value equal to the exercise price; or (iv) by any other means approved by the Compensation Committee consistent with applicable law.

To qualify as incentive options, options must meet additional federal tax requirements, including a $100,000 limit on the value of shares subject to incentive options that first become exercisable by a participant in any one calendar year.

Restricted Common Stock. The Compensation Committee may award shares of common stock to participants subject to such conditions and restrictions as the Compensation Committee may determine. These conditions and restrictions may include the achievement of certain Company and individual performance goals and/or continued employment or other service with the Company through a specified restricted period.

Restricted Stock Units. The Compensation Committee may award restricted stock units to participants. Restricted stock units are ultimately payable in the form of shares of common stock, subject to such conditions and restrictions as the Compensation Committee may determine. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment or other service with the Company through a specified vesting period.

Deferred Stock Units. The Compensation Committee may award deferred stock units to participants. Deferred stock units are ultimately payable in the form of shares of common stock, generally at a later date elected by the participant.

Stock Appreciation Rights. The Compensation Committee may award stock appreciation rights subject to such conditions and restrictions as the Compensation Committee may determine. Stock appreciation rights entitle the recipient to cash, shares of common stock or a combination thereof equal to the value of the appreciation in the stock price over the base price. The base price of a stock appreciation right that is granted in tandem with a stock option will be equal to the exercise price of such stock option and the base price of a stock appreciation right that is not granted in tandem with a stock option may not be less than 100% of the fair market value of the common stock on the date of grant.

Performance Units. The Compensation Committee may grant performance units, which entitle a participant to cash, shares of common stock or a combination of the two upon the achievement of certain performance criteria.

Other Stock-Based Awards. The Compensation Committee may grant other awards denominated or payable in, valued in whole or in part by reference to, or otherwise based upon or related to common stock or other equity interests of the Company (or a Company subsidiary or operating partnership, if applicable).

Certain Corporate Events. The Compensation Committee has broad discretion to take action under the 2020 Plan, as well as to make adjustments to the number and kind of shares issuable under the 2020 Plan and the terms, conditions and exercise price (if any) of existing and future awards, to prevent the dilution or enlargement of intended benefits and facilitate necessary or desirable changes in the event of certain transactions and events affecting the common stock, such as stock dividends, stock splits, mergers, acquisitions, consolidations and other corporate transactions.

In addition, in the event of certain non-reciprocal transactions between the Company and our shareholders known as “equity restructurings,” the Compensation Committee will make equitable adjustments to the 2020 Plan and outstanding awards.

In the event of a “change-in-control” (as defined in the 2020 Plan), and except as may be otherwise provided in the applicable award agreement, to the extent that the surviving entity declines to assume or replace outstanding awards, then all such outstanding awards will become fully vested and exercisable in connection with the transaction, all forfeiture and other restrictions with respect to such awards will lapse, and all performance goals with respect to such awards will be deemed met to the extent provided in the participant’s award agreement or any other written agreement entered into between us and the participant. Upon or in anticipation of a change-in-control in which outstanding awards will not be replaced or assumed by the surviving entity, the Compensation Committee may cause any outstanding awards to terminate at a specified time in the future, including, but not limited to, the date of such change-in-control, and will and give the participant the right to exercise such awards during a period of time determined by the Compensation Committee in its sole discretion.

Tax Withholding. Participants in the 2020 Plan are responsible for the payment of any federal, state or local taxes that we are required by law to withhold upon the exercise of options or stock appreciation rights or vesting of other awards. The Compensation Committee may require awards to be subject to mandatory share withholding up to the required withholding amount. The Compensation Committee may also require the tax withholding obligation to be satisfied by a sell to cover arrangement.

Amendments and Termination. The Board or the Compensation Committee may at any time amend, suspend or terminate the 2020 Plan; provided, however, no such action of the Board or the Committee may be taken without shareholder approval if such action would otherwise require shareholder approval under applicable law, including the rules of the NYSE American. Additionally, no amendment, suspension or termination of the 2020 Plan may impair any rights or obligations under any outstanding award without the participant’s consent. Under the rules of the NYSE American, any amendments that materially increase the number of shares to be issued under the 2020 Plan, materially increase the benefits to the participants in the 2020 Plan, materially expand the class of participants eligible to participate in the 2020 Plan, or expand the types of options or awards provided under the 2020 Plan, will be subject to approval by our shareholders.

Effective Date of Plan. The 2020 Plan was approved by our Board on November 4, 2020 and became effective on December 16, 2020, the date on which it was approved by our shareholders.

Tax Aspects Under the Code

The following is a summary of the principal federal income tax consequences of certain transactions under the 2020 Plan. It does not describe all federal tax consequences under the 2020 Plan, nor does it describe state or local tax consequences.

Incentive Options. No taxable income is generally realized by the optionee upon the grant or exercise of an incentive option. If shares of common stock issued to an optionee pursuant to the exercise of an incentive option are sold or transferred after two years from the date of grant and after one year from the date of exercise, then: (i) upon sale of such shares, any amount realized in excess of the exercise price (the amount paid for the shares) will be taxed to the optionee as a long-term capital gain, and any loss sustained will be a long-term capital loss; and (ii) we will not be entitled to any deduction for federal income tax purposes. The exercise of an incentive option will give rise to an item of tax preference that may result in alternative minimum tax liability for the optionee.

If shares of common stock acquired upon the exercise of an incentive option are disposed of prior to the expiration of the two-year and one-year holding periods described above (a “disqualifying disposition”), generally: (i) the optionee will realize ordinary income in the year of disposition in an amount equal to the excess (if any) of the fair market value of the shares of common stock at exercise (or, if less, the amount realized on a sale of such shares of common stock) over the exercise price thereof; and (ii) we will be entitled to deduct such amount. Special rules will apply where all or a portion of the exercise price of the incentive option is paid by tendering shares of common stock.

If an incentive option is exercised at a time when it no longer qualifies for the tax treatment described above, then the option is treated as a non-qualified option. Generally, an incentive option will not be eligible for the tax treatment described above if it is exercised more than three months following termination of employment (or one year in the case of termination of employment by reason of disability). In the case of termination of employment by reason of death, the three-month rule does not apply.

Non-Qualified Options. No income is realized by the optionee at the time a non-qualified option is granted. Generally: (i) at exercise, ordinary income is realized by the optionee in an amount equal to the difference between the exercise price and the fair market value of the shares of common stock on the date of exercise, and we receive a tax deduction for the same amount; and (ii) at disposition, appreciation or depreciation after the date of exercise is treated as either short-term or long-term capital gain or loss depending on how long the shares of common stock have been held. Special rules will apply where all or a portion of the exercise price of the non-qualified option is paid by tendering shares of common stock. Upon exercise, the optionee will also be subject to social security taxes on the excess of the fair market value over the exercise price of the option.

Other Awards. We generally will be entitled to a tax deduction in connection with other awards under the 2020 Plan in an amount equal to the ordinary income realized by the participant at the time the participant recognizes such income. Participants typically are subject to income tax and recognize such tax at the time that an award is exercised, vests or becomes non-forfeitable, unless the award provides for a further deferral.

Parachute Payments. The vesting of any portion of an award that is accelerated due to the occurrence of a change in control may cause a portion of the payments with respect to such accelerated awards to be treated as “parachute payments” as defined in the Code. Any such parachute payments may be non-deductible by us, in whole or in part, and may subject the recipient to a non-deductible 20% federal excise tax on all or a portion of such payment (in addition to other taxes ordinarily payable).

Retirement Programs

The Company does not provide any retirement plans or programs.

Director Compensation

Director Compensation and Reimbursement Arrangements

On January 31, 2023, the Compensation Committee approved, and on February 8, 2023 the Board approved, the Company’s director compensation plan for the year ending December 31, 2023. Pursuant to this plan, 2023 director fees for all directors (excluding Mr. Morrison), were set at $49,800 payable in cash in monthly payments of $4,125. The Lead Independent Director earns an extra $1,000 per month or $12,000 per year.

On January 12, 2022, the Board and the Compensation Committee approved the Company’s director compensation plan for the year ending December 31, 2022. Pursuant to this plan, 2022 director fees for all directors (excluding Mr. Morrison), were set at $37,500 payable in cash in monthly payments of $3,125.

In addition, each director (excluding Mr. Morrison) also received, or will receive, a payment of $1,000 in cash for each in-person Board meeting attended during the years ended December 31, 2022 and ending December 31, 2023. Directors are also reimbursed for travel and other out-of-pocket expenses in connection with their duties as directors.

Director Compensation Table
The following table sets forth information regarding compensation paid to our non-employee directors for the year ended December 31, 2022. Directors who are employed by us do not receive any compensation for their activities related to serving on the Board:

Name (1)	Fees earned or paid in cash $	Stock awards $	All other compensation $	Total $
Michael J. Fox	37,500	—	—	37,500
Kenneth W. Taylor	37,500	—	—	37,500
David A. Tenwick	37,500	—	—	37,500

(1)
Kenneth S. Grossman and Steven L. Martin were elected to the Board at the 2022 Annual Meeting held on February 14, 2023.

The number of outstanding exercisable and unexercisable options and warrants, and the number of unvested shares of restricted stock held by each of our non-employee directors as of December 31, 2022, are shown below:

	As of December 31, 2022
	Number of Shares Subject to Outstanding Options or Warrants		Number of Shares of Unvested
Director (1)	Exercisable	Unexercisable	Restricted Stock
Michael J. Fox (2)	6,129	—	—
Kenneth W. Taylor	—	—	—
David A. Tenwick (3)	2,315	—	—

(1)
Kenneth S. Grossman and Steven L. Martin were elected to the Board at the 2022 Annual Meeting held on February 14, 2023.
(2)
Includes: (i) options to purchase 1,806 shares of common stock, with an expiration date of January 1, 2024, at an exercise price of $48.72 per share; and (ii) options to purchase 4,323 shares of common stock, with an expiration date of December 17, 2024, at an exercise price of $46.80 per share.
(3)
Includes: options to purchase 2,315 shares of common stock, with an expiration date of January 1, 2024, at an exercise price of $48.72 per share.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of the Common Stock and Series E Preferred Stock

The following table furnishes information, as of March 15, 2023, as to shares of the common stock and the Company's Series E Redeemable Preferred Shares (the "Series E Preferred Stock") beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of the common stock, (ii) each of our directors and our named executive officers identified in Part III, Item 11., “Executive Compensation - Summary Compensation Table” of this Annual Report; and (iii) our directors and executive officers as a group. As of March 15, 2023, there were 1,883,028 shares of common stock outstanding.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)		Percent of Outstanding Common Stock (3)
Directors and Named Executive Officers:
Michael J. Fox	84,122	(4)	4.5%
Kenneth S. Grossman	—		*
Steven L. Martin	—		*
David A. Tenwick	30,300	(5)	1.6%
Brent S. Morrison	88,370	(6)	4.7%
Kenneth W. Taylor	9,562	(7)	*
Paul J. O'Sullivan	46,130	(8)	2.4%
All Directors and Executive Officers as a Group:	212,354		11.3%

* Less than one percent.

(1)
The address for each of our directors and executive officers is c/o Regional Health Properties, Inc., 454 Satellite Boulevard NW, Suite 100, Suwanee, Georgia 30024.
(2)
Except as otherwise specified, each individual has sole and direct beneficial voting and dispositive power with respect to shares of the common stock indicated.
(3)
Percentage is calculated based on 1,883,028 shares of common stock outstanding as of March 15, 2023.
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
(6)
Includes: (i) 60,047 shares of common stock held by Mr. Morrison; and (ii) options to purchase 4,323 shares of common stock held by Mr. Morrison at an exercise price of $46.80 per share and options to purchase 24,000 at $3.51.
(7)
Includes 9,562 shares of common stock held by Mr. Taylor.
(8)
Includes: (i) 22,130 shares of common stock held by Mr. O'Sullivan; and (ii) 24,000 unvested shares granted in January 2023.

Ownership of the Series A Preferred Stock

The following table furnishes information, as of March [15], 2023 and based on information reported by each beneficial owner, as to the shares of Series A Preferred Stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding shares of Series A Preferred Stock; (ii) each of our directors and named executive officers; and (iii) our directors and executive officers as a group. As of March [15], 2023, there were 2,811,535 shares of Series A Preferred Stock outstanding.[1]

Name and Address of Beneficial Owner (1)	Number of Shares of Series A Preferred Stock Beneficially Owned (2)	Percent of Outstanding Series A Preferred Stock (3)
Charles L. Frischer (4)	479,673	17.1%
Michael J. Fox	—	—
Kenneth S. Grossman	137,536	4.9%
David A. Tenwick	—	—
Steven L. Martin	113,329	4.0%
Brent S. Morrison	—	—
Paul O’Sullivan	—	—
Kenneth W. Taylor	—	—
All Directors and Executive Officers as a Group	730,538	26.0%

(1)
The address for each of our directors and executive officers is c/o Regional Health Properties, Inc., 454 Satellite Boulevard NW, Suite 100, Suwanee, Georgia 30024.
(2)
Except as otherwise specified, each individual has sole and direct beneficial voting and dispositive power with respect to the shares of Series A Preferred Stock indicated.
(3)
Percentage is calculated based on 2,811,535 shares of Series A Preferred Stock outstanding as of March 15, 2023.
(4)
Information obtained from the Schedule 13D/A filed by Charles L. Frischer and the Libby Frischer Family Partnership (“LFFP”), an entity that Mr. Frischer is the general partner of, with the SEC on March 1, 2023. Of the shares of Series A Preferred Stock reported in such Schedule 13D/A, Charles L. Frischer reports having sole voting power and sole dispositive power with respect to 468,673 shares of Series A Preferred Stock, and LFFP reports having sole voting power and sole dispositive power with respect to 11,000 shares of Series A Preferred Stock.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2022, with respect to shares of the common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval. The information includes the number of shares covered by and the weighted average exercise price of outstanding options and warrants and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants	Weighted -Average Exercise Price of Outstanding Options, Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1))
Equity compensation plans approved by security holders (2)	13,406	$47.53	155,000
Equity compensation plans not approved by security holders (3)	42,969	$52.71
Total	56,375	$51.48	155,000

(1)
Represents shares available for future issuance under the 2020 Plan, which was approved by the Company’s shareholders on December 16, 2020 at the 2020 Annual Meeting of Shareholders of the Company.
(2)
Represents options issued pursuant to the Company’s 2011 Stock Incentive Plan, which was approved by our shareholders.
(3)
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Messrs. Grossman and Martin are affiliated with holders of the Company’s Series A Preferred Stock. The Board, upon the recommendation of the Nominating Committee, nominated Messrs. Grossman and Martin, who were director nominees recommended by certain of the holders of the Series A Preferred Stock, to stand for election at the 2022 Annual Meeting. Messrs. Grossman and Martin were elected to the Board at the 2022 Annual Meeting held on February 14, 2023. The Company previously negotiated with certain of the holders of the Series A Preferred Stock, including affiliates of Messrs. Grossman and Martin, the terms of the exchange offer considered by shareholders during 2022 and are continuing such negotiations with respect to the proposed exchange offer for which the Company has filed a Registration Statement on Form S-4.

For a description of arrangements with Mr. Fox (a director of the Company), see “Arrangements with Directors Regarding Election/Appointment” in Part III, Item 10. "Directors, Executive Officers and Corporate Governance" in this Annual Report.

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

Director Independence

The NYSE American listing standards require that at least 50% of the members of a listed company’s board of directors qualify as “independent,” as defined under NYSE American rules and as affirmatively determined by the Board. After review of all the relevant transactions and relationships between each director (and his family members) and the Company, senior management and our independent registered public accounting firm, the Board affirmatively determined that at all times during the year ended December 31, 2022, and through the date of filing this Annual Report, each of Messrs. Fox, Grossman, Martin, Taylor and Tenwick was independent within the meaning of applicable NYSE American rules.

For purposes of determining the independence of Mr. Fox, the Board considered the Fox Agreement. See “Arrangements with Directors Regarding Election/Appointment” in Part III, Item 10. - Directors, Executive Officers and Corporate Governance in this Annual Report.

For purposes of determining the independence of Mr. Grossman and Mr. Martin, the Board considered the relationships described under “—Related Party Transactions” above.

Item 14. Principal Accountant Fees and Services

Pursuant to appointment by the Audit Committee, Cherry Bekaert, LLP (“Cherry Bekaert”) has audited the financial statements of the Company and its subsidiaries for the years ended December 31, 2022 and 2021, respectively.

The following table sets forth the aggregate fees that Cherry Bekaert billed or will bill to the Company for the years ended December 31, 2022 and 2021, respectively. All of the fees were approved by the Audit Committee in accordance with its policies and procedures.

	Year Ended December 31,
(Amounts in 000's)	2022	2021
Audit fees (total)(1)	$232	$207
Audit-related fees (total)(2)	70	5
Tax fees	—	—
All other fees	—	—
Cherry Bekaert Total fees	$302	$212

(1)
Audit fees include fees associated with professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q during the twelve months ended December 31, 2022 and 2021.
(2)
Audit related fees include fees for additional services related to acquisitions, registration statements and other regulatory filings.

Pre-Approval Policy

The Audit Committee is required to approve all auditing services and permitted services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, subject to the de minimis exceptions for services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the Audit Committee prior to completion of the audit.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. The following financial statements of Regional Health Properties, Inc. and its Subsidiaries are included in Part II, Item 8., "Financial Statements and Supplementary Data" in this Annual Report.

(i)
Consolidated Balance Sheets—December 31, 2022 and 2021;
(ii)
Consolidated Statements of Operations—Years ended December 31, 2022 and 2021;
(iii)
Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2022 and 2021;
(iv)
Consolidated Statements of Cash Flows—Years ended December 31, 2022 and 2021; and
(v)
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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1		Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective September 21, 2017

3.1(a)		Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K12 filed on December 28, 2018
Articles of Amendment to Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective December 31, 2018

3.2		Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
Amended and Restated Bylaws of Regional Health Properties, Inc., effective September 21, 2017

4.1		Incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
Description of Regional Health Properties, Inc. Capital Stock

4.2		Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
Form of Common Stock Certificate of Regional Health Properties, Inc
.
4.3*		Incorporated by reference to Exhibit 4.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
Warrant to Purchase 70,000 Shares of Common Stock, dated May 15, 2013, issued by AdCare Health Systems, Inc. to Ronald W. Fleming

10.1*		Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 17, 2020
Regional Health Properties, Inc. 2020 Equity Incentive Plan

10.1(a)*		Incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021
Form of Restricted Common Stock Agreement – Non Employee Director (2020 Equity Plan)

10.1(b)*		Incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021
Form of Restricted Common Stock Agreement – Employee (2020 Equity Plan)

10.1(c)*		Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on January 6, 2022
Form of Incentive Stock Option Award Agreement (pursuant to the Regional Health Properties, Inc. 2020 Equity Incentive Plan).

10.1(d)*		Filed herewith
Form of Non-Qualified Stock Option Award Agreement (pursuant to the Regional Health Properties, Inc. 2020 Equity Incentive Plan).

10.2*

Incorporated by reference to Exhibit 10.229 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-4 filed by Regional Health Properties, Inc. on July 2, 2021 (File No. 333-256667).

Employment Agreement, dated July 1, 2021, by and among Regional Health Properties, Inc. and Brent Morrison.

10.3*		Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 18, 2013
Letter Agreement, dated October 1, 2013, among AdCare Health Systems, Inc., Park City Capital, LLC and Michael J. Fox

10.4*		Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020
Consulting Agreement, dated as of August 16, 2020, by and between E. Clinton Cain and Regional Health Property, Inc.

10.5		Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 5, 2011
Mt. Kenn Property Holdings, LLC Deed to Secure Debt, Assignment of Rents and Security Agreement dated April 29, 2011

10.6		Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2011
Form of Promissory Note, issued by Mount Trace Nursing ADK, LLC

10.7		Incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10

10.8		Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
Term Note, dated July 27, 2011, made by Erin Property Holdings, LLC in favor of Bank of Atlanta

10.8(a)		Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020
Note and Loan Modification Agreement, dated as of September 3, 2020, by and between Erin Property Holdings, LLC and Regional Health Property, Inc. and Cadence Bank, NA

10.90		Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Note, dated July 27, 2011, made by Erin Property Holdings, LLC, in favor of Bank of Atlanta, with respect to the SBA Loan

10.10		Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Term Loan Agreement, dated July 27, 2011, among Erin Property Holdings, LLC, Erin Nursing, LLC, AdCare Health Systems, Inc. and Bank of Atlanta, with respect to the USDA Loan

10.11		Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan

10.12		Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan

10.13		Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan

10.14		Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan

10.15		Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan

10.16		Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan

10.17		Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan

10.18		Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the USDA Loan

10.19		Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the SBA Loan

10.20		Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Guaranty, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan

10.21		Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Guaranty, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan

10.22		Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Unconditional Guaranty Business and Industry Guarantee Loan Program, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan

10.23		Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Unconditional Guarantee Business and Industry Guarantee Loan Program, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan

10.24		Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Unconditional Guarantee, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the SBA Loan

10.25		Incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Unconditional Guarantee, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the SBA Loan

10.26		Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Escrow Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Bank of Atlanta, and Bank of Atlanta as Escrow Agent, with respect to the USDA Loan and the SBA Loan

10.27		Incorporated by reference to Exhibit

10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10

10.28		Incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
Unconditional Guarantee, dated September 6, 2011, issued by CP Nursing, LLC in favor of Economic Development Corporation of Fulton County

10.29		Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
Unconditional Guarantee, dated September 6, 2011, issued by Hearth and Home of Ohio, Inc. in favor of Economic Development Corporation of Fulton County

10.30		Incorporated by reference to Exhibit 10.141 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
Cognovit Promissory Note, dated as of January 1, 2012, issued by Eaglewood Property Holdings, LLC and Eaglewood Village, LLC in favor of Eaglewood Villa, Ltd. in the amount of $500,000

10.31		Incorporated by reference to Exhibit 10.142 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
Cognovit Promissory Note, dated as of January 1, 2012, issued by Eaglewood Property Holdings, LLC and Eaglewood Village, LLC in favor of Eaglewood Villa, Ltd. in the amount of $4,500,000

10.32		Incorporated by reference to Exhibit 10.143 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
Guaranty Agreement, dated as of December 30, 2011, executed by AdCare Health Systems, Inc. and AdCare Property Holdings, LLC in favor of Eaglewood Villa, Ltd

10.33		Incorporated by reference to Exhibit 10.155 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
Lease Agreement, dated August 1, 2010, between William M. Foster and ADK Georgia, LLC

10.33(a)		Incorporated by reference to Exhibit 10.156 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
First Amendment to Lease, dated August 31, 2010, between William M. Foster and ADK Georgia, LLC

10.33(b)		Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on August 18, 2015
Second Amendment to Lease, dated as of August 14, 2015, between William M. Foster and ADK Georgia, LLC

10.33(c)		Filed herewith

Lease Termination Agreement Spring Valley, dated as of December 30, 2022, among Regional Health Properties, Inc., ADK Georgia, LLC and Spring Valley, LLC.

10.34		Incorporated by reference to Exhibit 10.159 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
Guaranty Agreement, dated as of June 1, 2010, entered into by AdCare Health Systems, Inc. to and for the benefit of Bank of Oklahoma, N.A.

10.35		Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
Loan Agreement, dated as of April 12, 2012, between the City of Springfield, Ohio and Eaglewood Property Holdings, LLC

10.36		Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
Guaranty Agreement, dated as of April 12, 2012, made and entered into by AdCare Health Systems, Inc., to and for the benefit of BOKF, NA dba Bank of Oklahoma

10.37		Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
Land Use Restriction Agreement, dated as of April 12, 2012, by and between BOKF, NA dba Bank of Oklahoma and Eaglewood Property Holdings, LLC

10.38		Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
Open-End Mortgage, Assignment of Leases and Security Agreement, dated April 12, 2012, from Eaglewood Property Holdings, LLC to BOKF, NA dba Bank of Oklahoma

10.39		Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 5, 2012
Form of Securities Purchase Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto

10.40		Incorporated by reference to Exhibit 10.40 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
Bond Purchase Agreement, dated April 10, 2012, among Lawson Financial Corporation, The City of Springfield, Ohio and Eaglewood Property Holdings, LLC

10.41		Incorporated by reference to Exhibit 10.263 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
Secured Loan Agreement, dated December 28, 2012, by and among Keybank National Association and the subsidiaries of AdCare Health Systems, Inc. named therein

10.42		Incorporated by reference to Exhibit

99.2 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014
Healthcare Facility Note, dated December 1, 2014, by and among Mt. Kenn Property Holdings, LLC and KeyBank National Association

10.43		Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014
Healthcare Deed to Secure Debt, Security Agreement and Assignment of Rents, dated December 1, 2014, by and among Mt. Kenn Property Holdings, LLC and KeyBank National Association

10.44		Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014

Healthcare Regulatory Agreement, dated December 1, 2014, by and among Mt. Kenn Property Holdings, LLC, its successors, heirs, and assigns (jointly and severally) and the U.S. Department of Housing and Urban Development.

10.45		Incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
Regulatory Agreement and Mortgage Note dated July 29, 2008 by and between Hearth & Care of Greenfield and Red Mortgage Capital, Inc,

10.45(a)		Incorporated by reference to Exhibit 10.359 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
Modification of Mortgage Note Agreement dated as of October 1, 2014, by and between Hearth & Care of Greenfield, LLC. and Red Mortgage Capital, Inc.

10.46		Incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
Security Instrument, Mortgage & Deed of Trust, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and Housing & Healthcare Finance, LLC

10.47		Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
Healthcare Regulatory Agreement - Borrower, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and The U.S. Department of Housing and Urban Development

10.48		Incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
Healthcare Regulatory Agreement - Borrower, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and U.S. Department of Housing and Urban Development

10.49		Incorporated by reference to Exhibit

10.27 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
Healthcare Facility Note, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and Housing & Healthcare Finance, LLC

10.50		Incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
Healthcare Facility Note, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and Housing & Healthcare Finance, LLC

10.51		Incorporated by reference to Exhibit 10.410 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
Lease Agreement, dated February 27, 2015 by and between Sumter Valley Property Holdings, LLC and Blue Ridge of Sumter LLC

10.51(a)		Incorporated by reference to Exhibit 10.411 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
First Lease Amendment to Lease Agreement, dated March 20, 2015, by and between Sumter Valley Property Holdings, LLC and Blue Ridge of Sumter, LLC

10.52		Incorporated by reference to Exhibit 10.415 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
Lease Agreement, dated September 22, 2014 by and between Coosa Nursing ADK, LLC, and C.R. of Coosa Valley, LLC

10.52(a)		Filed herewith
First Amendment to Lease Agreement, dated November 21, 2014 by and between Coosa Nursing ADK, LLC, and C.R. of Coosa Valley, LLC

10.52(b)		Incorporated by reference to Exhibit 10.124 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
Second Amendment to Lease Agreement, dated September 14, 2015, by and between Coosa Nursing ADK, LLC and C.R. of Coosa Valley, LLC

10.53		Incorporated by reference to Exhibit 10.84 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
Sublease Agreement, dated May 1, 2015 by and between QC Nursing, LLC and Southwest LTC-Quail Creek, LLC

10.54		Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on July 7, 2015
Sublease Agreement, dated July 1, 2015 by and between 2014 HUD Master Tenant, LLC and C.R. of Glenvue, LLC

10.54(a)		Incorporated by reference to Exhibit

10.126 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
First Amendment to Sublease Agreement, dated August 14, 2015, by and between 2014 HUD Master Tenant, LLC and C.R. of Glenvue, LLC

10.55		Incorporated by reference to Exhibit 99.6 of the Registrant’s Current Report on Form 8-K filed on August 5, 2015
Sublease Agreement, dated August 1, 2015, by and between 2014 HUD Master Tenant, LLC and EW SNF, LLC.

10.56		Incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K filed on August 5, 2015
Lease Inducement Fee Agreement, dated August 1, 2015, by and between the AdCare Health Systems, Inc. and PWW Healthcare, LLC, PV SNF, LLC, HC SNF, LLC, EW SNF, LLC, and EW ALF, LLC.

10.57		Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on August 18, 2015
Lease Guaranty made by AdCare Health Systems, Inc. for the benefit of William M. Foster, effective August 14, 2015

10.58		Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 6, 2015
Sublease Agreement, dated October 1, 2015, by and between KB HUD Master Tenant 2014, LLC, and C.R. of Autumn Breeze, LLC

10.59		Incorporated by reference to Exhibit 10.141 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015

Master Sublease Agreement, dated November 3, 2015, by and among ADK Georgia, LLC, and Jeffersonville Healthcare & Rehab, LLC, Oceanside Healthcare & Rehab, LLC, and Savannah Beach Healthcare & Rehab, LLC.

10.60		Incorporated by reference to Exhibit 10.142 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015

Replacement Promissory Note, dated November 1, 2015, by and between New Beginnings Care, LLC, Jeffersonville Healthcare & Rehab, LLC, Oceanside Healthcare & Rehab, LLC, and Savannah Beach Healthcare & Rehab, LLC, and AdCare Health Systems, Inc.

10.61		Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
Loan Agreement, dated May 1, 2017, between Meadowood Property Holdings, LLC and the Exchange Bank of Alabama in the original amount of $4.1 million

10.61(a)		Incorporated by reference to Exhibit

4.18 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2021
Extension and Modification Agreement, dated as of October 01, 2021, by and between Meadowood Holdings Property, LLC and the Exchange Bank of Alabama.

10.62		Filed herewith
Guarantee Issued May 1, 2017 by and among AdCare Health Systems Inc., Regional Health Properties Inc., and Exchange Bank of Alabama

10.62(a)		Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017
Joinder and First Amendment to Guarantee Issued May 1, 2017, dated September 29, 2017, by and among AdCare Health Systems Inc., Regional Health Properties Inc., and Exchange Bank of Alabama

10.63		Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017
Affirmation and Assumption of Loan Documents, Limited Guarantees and Security Agreements Issued May 30, 2018, by and Between Regional Health Properties, Inc., and Red Mortgage.

10.64		Incorporated by reference to Exhibit 10.206 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
Sublease Agreement, dated as of November 30, 2018, by and between Regional Health Properties, Inc. and Miami COV SNF, Inc.

10.65		Incorporated by reference to Exhibit 10.207 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
Sublease Agreement, dated as of November 30, 2018, by and between RMC HUD Master Tenant, LLC and Greenfield SNF, Inc.

10.66		Incorporated by reference to Exhibit 10.208 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
Sublease Agreement, dated as of November 30, 2018, by and between RMC HUD Master Tenant, LLC and Sidney SNF, Inc.

10.67		Incorporated by reference to Exhibit 10.209 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
Sublease Agreement, dated as of November 30, 2018, by and between Eaglewood Village, LLC and Springfield Clark ALF, Inc.

10.68		Incorporated by reference to Exhibit 10.210 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
Sublease Agreement, dated as of November 30, 2018, by and between 2014 HUD Master Tenant, LLC and Springfield SNF, Inc.

10.69		Incorporated by reference to Exhibit 10.211 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

Guaranty, dated as of December 1, 2018, by and between Regional Health Properties, Inc. and Miami COV SNF, Inc., Greenfield SNF, Inc., Sidney SNF, Inc., Springfield Clark ALF Inc. and Springfield SNF, Inc.

10.7		Incorporated by reference to Exhibit 10.212 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
Forbearance Agreement, dated as of January 11, 2019, by and between Covington Realty, LLC and Regional Health Properties, Inc.

10.71		Incorporated by reference to Exhibit 10.216 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
Lease Agreement, dated as of February 28, 2019, by and between Mountain Trace Nursing ADK, LLC and Vero Health X, LLC.

10.72		Incorporated by reference to Exhibit 10.219 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
Settlement Agreement and Release, dated as of March 13, 2019, by and between Regional Health Properties, Inc. and Chapter 7 Trustee
.
10.73		Incorporated by reference from Exhibits 10.1 of the Registrant's Form 8-K filed October 6, 2010.
Coosa Nursing ADK, LLC Loan Agreement dated September 30, 2010

10.74		Incorporated by reference from Exhibits 10.2 of the Registrant's Form 8-K filed October 6, 2010.
Coosa Nursing ADK, LLC Secured Promissory Note dated September 30, 2010

10.74(a)		Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020
Note Modification Agreement, dated as of May 1, 2020, by and between Coosa Nursing ADK, LLC and Metro City Bank

10.75		Filed herewith
Loan dated as of January 24, 2011 by and between Mountain Trace Nursing ADK, LLC and Community Bank & Trust - West Georgia

10.75(a)		Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020
Extension Agreement, dated as of July 15, 2020, by and between Mountain Trace Nursing ADK, LLC and Community Bank & Trust – West Georgia

10.76		Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020
Agreement Regarding Lease and Note, dated as of August 27, 2020, by and between OS Tybee, LLC, SB Tybee, LLC, JV Jeffersonville, LLC and Regional Health Property, Inc
.
10.77		Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed January 7, 2021
Lease, dated as of January 1, 2021, by and between ADK Georgia, LLC and PS Operator, LLC.

10.78		Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed January 7, 2021
Management Consulting Services Agreement, dated as of January 1, 2021, by and between Vero Health Management, LLC, and Tara Operator, LLC.

10.79		Incorporated by reference to Exhibit 10.247 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020

Agreement Regarding Leases, dated as of On December 1, 2020, by and between Regional Health Properties, Inc., and 3223 Falligant Avenue Associates, L.P., 3460 Powder Springs Road Associates, L.P., Wellington Healthcare Services II, L.P. and Mansell Court Associates LLC

10.8		Incorporated by reference to Exhibit 4.17 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2021
Promissory Note, dated as of September 30, 2021, by and between Coosa Nursing, LLC and the Exchange Bank of Alabama.

10.81		Incorporated by reference to Exhibit 4.18 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2021
Second Renewal Amended and Restated Promissory Note, dated as of August 17, 2021, by and between Regional Health Properties, Inc. and KeyBank National Association.

10.82		Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed September 27, 2021
Management Agreement, dated as of September 22, 2021, by and between Peach Health Group, LLC and Tara Operator, LLC.

10.83	Outside Director Compensation package	Filed herewith

21.1		Filed herewith
Subsidiaries of the Registrant

23.1		Filed herewith
Consent of Cherry Bekaert LLP

31.1		Filed herewith
Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2		Filed herewith
Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32.1		Filed herewith
Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act

32.2		Filed herewith
Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Identifies a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regional Health Properties, Inc.

by:	/s/ BRENT S. MORRISON
Brent S. Morrison
Chairman, Chief Executive Officer and President
April 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ BRENT S. MORRISON
Brent S. Morrison	Chairman, Chief Executive Officer, and President (Principal Executive Officer)	April 14, 2023

/s/ PAUL J. O'SULLIVAN
Paul J. O'Sullivan	Senior Vice President (Principal Financial Officer)	April 14, 2023

/s/ MICHAEL J. FOX
Michael J. Fox	Director	April 14, 2023

Kenneth S. Grossman	Director	April 14, 2023

/s/ DAVID A. TENWICK
David A. Tenwick	Director	April 14, 2023

	Director	April 14, 2023
Steven L. Martin

/s/ KENNETH W. TAYLOR
Kenneth W. Taylor	Director	April 14, 2023