Form 10-Q
period 2023-03-31
REGIONAL HEALTH PROPERTIES, INC
filed 2023-05-15
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023 the registrant had 1,883,028 shares of common stock, no par value, outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000's)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Property and equipment, net	$46,109	$46,611
Cash	2,803	843
Restricted cash	3,016	3,066
Accounts receivable, net of allowances of $1,204 and $1,298	2,915	6,289
Prepaid expenses and other	495	746
Notes receivable	804	1,099
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	104	110
Right-of-use operating lease assets	2,763	2,848
Goodwill	1,585	1,585
Straight-line rent receivable	2,887	2,912
Total assets	$65,952	$68,580
LIABILITIES AND EQUITY
Senior debt, net	$44,857	$45,163
Bonds, net	6,122	6,120
Other debt, net	533	895
Accounts payable	3,159	3,293
Accrued expenses	5,254	5,036
Operating lease obligation	3,137	3,226
Other liabilities	1,085	1,131
Total liabilities	64,147	64,864

Stockholders' equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,884 and 1,775 shares issued and 1,874 and 1,775 shares outstanding at March 31, 2023 and December 31, 2022, respectively	62,783	62,702
Preferred stock, no par value; 5,000 shares authorized; 2,812 shares issued and outstanding, redemption amount $70,288 at March 31, 2023 and December 31, 2022	62,423	62,423
Accumulated deficit	(123,401)	(121,409)
Total stockholders' equity	1,805	3,716
Total liabilities and stockholders' equity	$65,952	$68,580

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000's, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Patient care revenues	$1,916	$2,311
Rental revenues	1,708	4,065
Management fees	278	265
Other revenues	4	7
Total revenues	3,906	6,648
Expenses:
Patient care expense	2,537	2,343
Facility rent expense	149	1,639
Cost of management fees	141	179
Depreciation and amortization	510	613
General and administrative expense	1,206	1,123
Doubtful accounts expense (recovery)	16	1,761
Other operating expenses	92	329
Total expenses	4,651	7,987
Loss from operations	(745)	(1,339)
Other expense:
Interest expense, net	680	653
Other expense, net	567	935
Total other expense, net	1,247	1,588
Net loss	$(1,992)	$(2,927)
Preferred stock dividends - undeclared	(2,249)	(2,250)
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(4,241)	$(5,177)
Net loss per share of common stock attributable to Regional Health Properties, Inc.
Basic and diluted:	$(2.28)	$(2.89)
Weighted average shares of common stock outstanding:
Basic and diluted	1,862	1,790

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in 000's)

(Unaudited)

	Shares of Common Stock	Shares of Preferred Stock	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balance, December 31, 2022	1,784	2,812	(9)	$62,702	$62,423	$(121,409)	$3,716
Restricted stock issuance	99	—	—	—	—	—	—
Stock-based compensation	—	—	—	81	—	—	81
Net loss	—	—	—	—	—	(1,992)	(1,992)
Balances, March 31, 2023	1,883	2,812	(9)	$62,783	$62,423	$(123,401)	$1,805

	Shares of Common Stock	Shares of Preferred Stock	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2021	1,775	2,812	(1)	$62,515	$62,423	$(114,542)	$10,396
Restricted stock issuance	24	—	—	—	—	—	—
Stock-based compensation	—	—	—	111	—	—	111
Exercise of restricted share awards net settlement option	—	—	(8)	(46)	—	—	(46)
Net Loss	—	—	—	—	—	(2,927)	(2,927)
Balances, March 31, 2022	1,799	2,812	(9)	62,580	62,423	(117,469)	7,534

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,992)	$(2,927)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	510	613
Stock-based compensation expense	81	111
Rent expense (less than) in excess of cash paid	(4)	60
Rent revenue less than (in excess) of cash received	26	(440)
Amortization of deferred financing costs, debt discounts and premiums	19	22
Bad debt expense	16	1,761
Changes in operating assets and liabilities:
Accounts receivable	3,357	(1,696)
Prepaid expenses and other assets	546	94
Accounts payable and accrued expenses	(107)	950
Other liabilities	145	(127)
Net cash provided by (used in) operating activities	2,597	(1,579)
Cash flows from investing activities:
Purchase of property and equipment	(2)	(80)
Net cash used in investing activities	(2)	(80)
Cash flows from financing activities:
Payment of senior debt	(322)	(408)
Payment of other debt	(363)	(219)
Debt extinguishment and issuance costs	—	(46)
Net cash used in financing activities	(685)	(673)
Net change in cash and restricted cash	1,910	(2,332)
Cash and restricted cash, beginning	3,909	9,848
Cash and restricted cash, ending	$5,819	$7,516

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash interest paid	$650	$633
Supplemental disclosure of non-cash activities:
Vendor-financed insurance	$—	$606

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2023

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

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

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2022 audited consolidated financial statements and notes thereto, which are included in the 2022 Form 10-K filed with the SEC on April 14, 2023.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassifications

Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period's presentation. A reclassification has been made to the stock balances on the consolidated statement of stockholders’ equity in prior periods in order to conform to the current period's presentation.

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

Revenue Recognition and Allowances

Patient Care Revenue. ASC Topic 606, Revenue from Contracts with Customers requires a company to recognize revenue when the company transfers control of promised goods and services to a customer. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. Revenue from our Healthcare Services business segment is derived from services rendered to patients in the Meadowood and Glenvue facilities. The Company receives payments from the following sources for services rendered in our facilities: (i) the federal government under the Medicare program administered by the CMS; (ii) state governments under their respective Medicaid and similar programs; (iii) commercial insurers; and (iv) individual patients and clients. The vast majority of the revenue the Company recognizes is from government sources. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and other price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. The Company recognizes revenue at the amount that reflects the consideration the Company expects to receive in exchange for the services provided. These amounts are due from residents or third-party payors and include variable consideration for retroactive adjustments from estimated reimbursements, if any, under reimbursement programs. Performance obligations are determined based on the nature of the services provided. Revenue is recognized as performance obligations are satisfied. Estimated uncollectable amounts due from patients are generally considered implicit price concessions that are a direct reduction to net operating revenues.

Triple-Net Leased Properties. The Company recognizes rental revenue in accordance with ASC 842, leases. The Company's triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in the straight-line rent receivable on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one or more tenant(s) of the Company's facilities, rental income for the affected facilities is recognized only upon cash collection, and any accumulated straight-line rent receivable is expensed in the period in which the Company deems rent collection to no longer be probable.

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

As of March 31, 2023 and December 31, 2022, the Company reserved for approximately $1.2 million and $1.3 million, respectively, of uncollected receivables. Accounts receivable, net of allowance, totaled $2.9 million at March 31, 2023 and $6.3 million at December 31, 2022.

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	March 31, 2023	December 31, 2022
Gross receivables
Real Estate Services	$1,056	$1,094
Healthcare Services	3,063	6,493
Subtotal	4,119	7,587
Allowance
Real Estate Services	(338)	(338)
Healthcare Services	(866)	(960)
Subtotal	(1,204)	(1,298)
Accounts receivable, net of allowance	$2,915	$6,289

Prepaid Expenses and Other

As of March 31, 2023 and December 31, 2022, the Company had approximately $0.5 million and $0.7 million , respectively, in prepaid expenses and other; the $0.2 million decrease is related to insurance for the Meadowood and Glenvue facility operations, while the other amounts are predominantly for directors' and officers' insurance, NYSE American annual fees, and mortgage insurance premiums.

Accounts Payable

The following table presents the Company's Accounts payable for the periods presented:

(Amounts in 000’s)	March 31, 2023	December 31, 2022
Accounts payable
Real Estate Services	$926	$797
Healthcare Services	2,233	2,496
Total Accounts payable	$3,159	$3,293

Other Liabilities

As of March 31, 2023 and December 31, 2022, the Company had approximately $1.1 million and $1.1 million, respectively in Other liabilities, consisting of security lease deposits and sublease improvement funds.

Other Expense, net

The Company has retained a law firm to evaluate and assist with possible opportunities to improve the Company's capital structure. See Note 2 – Series A Preferred Exchange Offer.

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or finance lease. As of March 31, 2023, all of the Company's leased facilities are accounted for as operating leases. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

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

Insurance

We maintain general liability, professional liability, and other insurance policies in amounts and with coverage and deductibles we believe are appropriate, based on the nature and risks of our business, historical experience, availability, and industry standards, including for the operations at the Glenvue and Meadowood facilities. Our current policies provide for deductibles for each claim and contain various exclusions from coverage. The Company has self-insured against professional and general liability claims related to its healthcare operations that were discontinued during 2014 and 2015 in connection with its transition from an owner and operator of healthcare properties to a healthcare property holding and leasing company (the "Transition"). For further information, see Note 11 – Commitments and Contingencies, and Note 13 – Commitments and Contingencies, to the consolidated financial statements for the year ended December 31, 2022 for more information. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company's estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 7 – Accrued Expenses. In addition, the Company maintains certain other insurance programs, including commercial general liability, property, casualty, directors' and officers' liability, crime, and employment practices liability.

Discontinued Operations

Prior to December 2015, the Company’s business focused primarily on owning and operating skilled nursing facilities ("SNF") and managing such facilities for unaffiliated owners with whom the Company had management contracts. These operations were discontinued and transitioned to the leasing model of business.

As of March 31, 2023 and December 21, 2022 the company determined remaining escheatment liabilities for discontinued operations are $.8 million and are included in accrued expenses.

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

Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

	March 31,
(Share amounts in 000’s)	2023	2022
Stock options	13	13
Warrants - employee	34	34
Warrants - non employee	1	5
Total anti-dilutive securities	48	52

The weighted average contractual terms in years for these securities as of March 31, 2023, with no intrinsic value, are 1.3 years for the stock options and 1.6 years for the warrants.

New Accounting Pronouncements Issued But Not Yet Effective

The Financial Accounting Standards Board (FASB) has issued amendments to Topic 842, which requires entities to determine whether related party arrangements between entities under common control are leases. The amendments also address the accounting treatment of leasehold improvements associated with common control leases. They require the lessee to amortize leasehold improvements over the useful life of the improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset. If the lessee no longer controls the use of the asset, the leasehold improvements are accounted for as a transfer between entities under common control through an adjustment to equity. These improvements are also subject to impairment guidance in Topic 360, Property, Plant, and Equipment. The amendment is effective for public entities beginning after December 15, 2023.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months following the date of this filing. At March 31, 2023, the Company had $2.8 million in unrestricted cash.

During the three months ended March 31, 2023, the Company's cash provided by operating activities was $2.6 million primarily due to collection of the Employee Retention Tax Credit ("ERTC"). The Company is seeking collection of the past due rent. In addition, management is working to expedite the time it takes to collect and receive aged patient receivables. Cash flow from operations in the future will be based on the operational performance of the facilities under the company's management, Glenvue and Meadowood, as well as continued uncertainty of the COVID-19 pandemic and its impact on the Company's business, financial condition and results of operations.

Series A Preferred Exchange Offer

In 2020, the Company began exploring alternatives to retire or refinance our outstanding Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise. In February 2022, the Company commenced an offer to exchange (the "Exchange Offer") any and all of its outstanding 10.875% Series A Cumulative Redeemable Preferred Shares (the "Series A Preferred Stock") for newly issued shares of the Company's 12.5% Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Stock"). On July 25, 2022, the Company did not obtain the shareholder approval required in connection with the Exchange Offer. The Company terminated the Exchange Offer.

Series A Preferred Dividend Suspension

On June 8, 2018, the board of directors of Regional (the "Board") indefinitely suspended quarterly dividend payments on the 10.875% Series A Preferred Stock. As of March 31, 2023, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $48.1 million of undeclared Series A Preferred Stock dividends in arrears. The Board believes that the dividend suspension will provide the Company with additional funds to meet, in part, its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.20 per share each year, commencing on the first day after the missed fourth quarterly payment (i.e. October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has fully paid all accumulated and unpaid dividends on the Series A Preferred Stock in cash.

Debt

As of March 31, 2023, the Company had $51.5 million in indebtedness, net of $1.1 million deferred financing costs and unamortized discounts. The Company anticipates net principal repayments of approximately $1.5 million during the next twelve-month period, approximately $1.4 million of routine debt service amortization and a $0.1 million payment of bond debt.

Debt Extinguishment

On December 30, 2022, the Company extended the maturity date on approximately $0.5 million other debt from August 25, 2023 to August 25, 2025 (the "Key Bank Exit Notes"). For further information, see Note 8 – Notes Payable and Other Debt.

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

Debt Covenant Compliance

At March 31, 2023, the Company was in compliance with the various financial and administrative covenants related to all of the Company's credit facilities.

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

Portfolio Stabilization Measures. In the past, our operators did not provide lease guarantees from affiliated entities. Given this, certain operators have terminated their leases in light of operational difficulties caused by the COVID-19 pandemic. While the Company is a self-managed real estate investment company that invests in real estate, when business conditions require, the Company undertakes portfolio stabilization measures. The table below summarizes the lease terminations since the onset of the COVID-19 pandemic and the Company’s resulting portfolio stabilization measures:

Date	Facility Name	Former Operator	Current Operator

April 2022	Meadowood	C.R. Management	Regional Health (managed by Cavalier Senior Living Operations)

August 2022	Glenvue	C.R. Management	Regional Health

For more information, see Note 1 – Organization and Significant Accounting Policies, Note 6 – Leases and Note 12 – Segment Results.

Capital Requirements. The operation of the facilities list above will require additional working capital, which is partially offset by cash flow received from the operation of these facilities. Since January, 2021, the Company's Accounts Receivable, net of allowance and Accounts Payable for the Healthcare Services segment have grown to $2.2 million and $2.2 million, respectfully.

On December 30, 2022, the Company and Spring Valley, LLC (“Spring Valley”) entered into a Lease Termination Agreement (the “Lease Termination Agreement”) relating to the lease of the following eight nursing facilities: the Powder Springs facility, the Thomasville facility, the Jeffersonville facility, the Lumber City facility, the LaGrange facility, the Tara facility, the Oceanside facility and the Savannah Beach facility (collectively, the “Facilities”). The Lease Termination Agreement terminated the lease effective December 7, 2022 (the “Lease Termination Date”). Since the termination, management has been focusing on collecting the Accounts Receivable and paying the Accounts Payable associated with the referenced facilities.

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

NOTE 3. CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	March 31, 2023	December 31, 2022
Cash	$2,803	$843

Restricted cash:
Cash collateral	$173	$135
HUD and other replacement reserves	2,119	2,155
Escrow deposits	407	459
Restricted investments for debt obligations	317	317
Total restricted cash	3,016	3,066
Total cash and restricted cash	$5,819	$3,909

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

NOTE 4. PROPERTY AND EQUIPMENT

The following table sets forth the Company's property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	March 31, 2023	December 31, 2022
Buildings and improvements	5-40	$63,746	$63,746
Equipment and computer related	2-10	1,463	1,807
Land (1)	—	2,774	2,774
Property and equipment		67,983	68,327
Less: accumulated depreciation and amortization		(21,874)	(21,716)
Property and equipment, net		$46,109	$46,611
(1)
Includes $0.1 million of land improvements with an average estimated useful remaining life of approximately 6.6 years.

The following table summarizes total depreciation and amortization expense three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Amounts in 000’s)	2023	2022
Depreciation	$400	$503
Amortization	110	110
Total depreciation and amortization expense	$510	$613

NOTE 5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and Goodwill consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment)1)	Bed Licenses - Separable (2)	Lease Rights	Total	Goodwill (2)
Balances, December 31, 2022
Gross	$14,276	$2,471	$206	$16,953	$1,585
Accumulated amortization	(4,583)	—	(96)	$(4,678)	—
Net carrying amount	$9,693	$2,471	$110	$12,275	$1,585
Balances, March 31, 2023
Gross	14,276	2,471	206	16,953	1,585
Accumulated amortization	(4,686)	—	(102)	(4,788)	—
Net carrying amount	$9,590	$2,471	$104	$12,165	$1,585
(1)
Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 4 – Property and Equipment).
(2)
The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

The following table summarizes amortization expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Amounts in 000’s)	2023	2022
Bed licenses	$104	$104
Lease rights	6	6
Total amortization expense	$110	$110

Expected amortization expense for the years ending December 31, for all definite-lived intangibles, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2023	$311	$17
2024	414	18
2025	414	18
2026	414	18
2027	414	18
Thereafter	7,623	15
Total expected amortization expense	$9,590	$104

NOTE 6. LEASES

Facility Lessee

As of March 31, 2023, the Company leased one SNF under a non-cancelable operating lease, which had rent escalation clauses and provisions for payments of real estate taxes, insurance, and maintenance costs. The Company also leases certain office space located in Suwanee, Georgia.

The remaining lease term for this one facility is approximately 6.1 years. As of March 31, 2023, the Company was in compliance with all operating lease financial covenants.

Future Minimum Lease Payments

Future minimum lease payments for the twelve months ending December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2023	$480	$(28)	$452
2024	633	(62)	571
2025	645	(107)	538
2026	658	(152)	507
2027	671	(194)	477
Thereafter	914	(322)	593
Total	$4,002	$(865)	$3,137
(1)
Weighted average discount rate 3.85%.

Facilities Lessor

As of March 31, 2023, the Company was the lessor of 9 of its 11 owned facilities, and the sublessor of one facility. These leases are triple net basis leases, meaning that the lessee (i.e., the third-party tenant of the property) is obligated for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments to the Company. The weighted average remaining lease term for our 10 owned and subleased out facilities is approximately 6.0 years.

Future Minimum Lease Receivables

Future minimum lease receivables for the twelve months ending December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000's)
2023	$4,698
2024	6,187
2025	6,034
2026	5,362
2027	5,445
Thereafter	11,605
Total	$39,330

For further details regarding the Company's leased and subleased facilities to third-party operators, including a full summary of the Company's leases to third-parties and which comprise the future minimum lease receivables of the Company, see Note 6 - Leases and Leasing Transactions in Part I, Item 1, Financial Statements and Supplementary Data, included in the Annual Report.

NOTE 7. ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	March 31, 2023	December 31, 2022
Accrued employee benefits and payroll-related	$433	$539
Real estate and other taxes (1)	2,502	2,428
Self-insured reserve	66	80
Accrued interest	223	210
Unearned rental revenue	—	43
Medicaid overpayment - Healthcare Services	52	169
Other accrued expenses	1,978	1,567
Total accrued expenses	$5,254	$5,036
(1)
March 31, 2023 includes approximately $2.2 million of franchise tax accruals for the Healthcare Services segment. December 31, 2022 includes approximately $2.1 million of franchise tax accruals for the Healthcare Services segment.

NOTE 8. NOTES PAYABLE AND OTHER DEBT

See Note 8 – Notes Payable and Other Debt in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report for a detailed description of all the Company's debt facilities.

Notes payable and other debt consists of the following:

(Amounts in 000’s)	March 31, 2023	December 31, 2022
Senior debt—guaranteed by HUD	$29,584	$29,782
Senior debt—guaranteed by USDA (1)	7,472	7,526
Senior debt—guaranteed by SBA(2)	572	580
Senior debt—bonds	6,253	6,253
Senior debt—other mortgage indebtedness	8,221	8,266
Other debt	533	895
Subtotal	52,635	53,302
Deferred financing costs	(1,005)	(1,005)
Unamortized discount on bonds	(118)	(119)
Notes payable and other debt	$51,512	$52,178
(1)
U.S. Department of Agriculture (USDA)
(2)
U.S. Small Business Administration (SBA)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		March 31, 2023	December 31, 2022
Senior debt - guaranteed by HUD (2)
The Pavilion Care Center	Newpoint Capital	12/01/2039	Fixed	3.97%	$828	$835
Hearth and Care of Greenfield	Newpoint Capital	8/01/2050	Fixed	3.97%	1,939	1,949
Woodland Manor	Newpoint Capital	11/01/2052	Fixed	3.97%	4,958	4,980
Glenvue	Newpoint Capital	10/01/2044	Fixed	3.75%	7,243	7,297
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	6,297	6,344
Georgetown	Newpoint Capital	10/01/2046	Fixed	2.98%	3,191	3,214
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	5,128	5,163
Total					$29,584	$29,782
Senior debt - guaranteed by USDA (3)
Mountain Trace (4)	Community B&T	12/24/2036	Prime + 1.75%	9.25%	$3,643	$3,680
Southland (5)	Cadence Bank, NA	07/27/2036	Prime + 1.50%	9.00%	3,829	3,846
Total					$7,472	$7,526
Senior debt - guaranteed by SBA
Southland(6)	Cadence Bank, NA	07/27/2036	Prime + 2.25%	9.75%	572	580
Total					$572	$580

(1)
Represents cash interest rates as of March 31, 2023 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs, which range from 0.09% to 0.53% per annum.
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

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		March 31, 2023	December 31, 2022
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,253	$6,253

(1)
Represents cash interest rates as of March 31, 2023. The rates exclude amortization of deferred financing of approximately 0.01% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		March 31, 2023	December 31, 2022
Senior debt - other mortgage indebtedness
Meadowood (2)	Exchange Bank of Alabama	10/01/2026	Fixed	4.50%	$3,319	$3,319
Coosa (3)	Exchange Bank of Alabama	10/10/2026	Fixed	3.95%	4,902	4,946
Total					$8,221	$8,266
(1)
Represents cash interest rates as of March 31, 2023 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.34% per annum.
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

(Amounts in 000’s)
Lender	Maturity	Interest Rate		March 31, 2023	December 31, 2022
Other debt
First Insurance Funding (1)	Various 2023	Fixed	3.19%	$-	$357
Key Bank (2)	08/25/2025	Fixed	0.00%	495	495
Marlin Capital Solutions	06/1/2027	Fixed	5.00%	38	43
Total				$533	$895
(1)
Annual Insurance financing primarily for the Company's directors and officers insurance and professional liability for the facilities where the company is the licensed operator.
(2)
On December 30, 2022, Key Bank and the Company extended the maturity date from August 25, 2023 to August 25, 2025.

Debt Covenant Compliance

As of March 31, 2023, the Company had 16 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements, whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

As of March 31, 2023, the Company was in compliance with the various financial and administrative covenants under the Company's outstanding credit related instruments.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of March 31, 2023 for each of the next five years and thereafter.

For the Twelve Months Ended December 31,	(Amounts in 000’s)
2023	$1,477
2024	1,597
2025	2,175
2026	8,540
2027	1,435
Thereafter	37,412
Subtotal	$52,635
Less: unamortized discounts	(118)
Less: deferred financing costs, net	(1,005)
Total notes and other debt	$51,512

NOTE 9. COMMON AND PREFERRED STOCK

Common Stock

There were no dividends declared or paid on the common stock during the three months ended March 31, 2023 and 2022.

Preferred Stock

No dividends were declared or paid on the Series A Preferred Stock for the three months ended March 31, 2023 and 2022.

As of March 31, 2023, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $48.1 million of undeclared preferred stock dividends in arrears. Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company legally available for the payment of distributions, cumulative preferential cash dividends at an annual rate equal to 10.875% of the $25.00 per share stated liquidation preference of the Series A Preferred Stock, which is equivalent to an annual rate of $2.72 per share or $1.9 million per quarter. Dividends on the Series A Preferred Stock, when and as declared by the Board, are payable quarterly in arrears, on March 31, June 30, September 30, and December 31 of each year. On June 8, 2018, the Board determined to continue suspension of the payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Under the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock shall continue to accrue and accumulate regardless of whether such dividends are declared by the Board. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for four dividends periods: (i) the annual dividend rate on the Series A Preferred Stock has increased to 12.875%, which is equivalent to an annual rate of $3.20 per share or $2.2 million per quarter, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash; and (ii) the holders of the Series A Preferred Stock will be entitled to vote, as a single class, for the election of two additional directors to serve on the Board, as further described in the amended and restated articles of incorporation of the Company, otherwise referred to as the Charter.

As of March 31, 2023, the Company had 2,811,535 shares of the Series A Preferred Stock issued and outstanding.

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

NOTE 10. STOCK BASED COMPENSATION

Stock Incentive Plans

On November 4, 2020, the Board adopted, the Regional Health Properties, Inc. 2020 Equity Incentive Plan (the "2020 Plan"). The Company's shareholders approved the 2020 Plan on December 16, 2020 at the 2020 Annual Meeting of Shareholders of the Company. The maximum number of shares of common stock authorized for issuance under the 2020 Plan is 250,000 shares, subject to certain adjustments. No awards may be made under the 2020 Plan after the 10th anniversary of the date of shareholder approval of the 2020 Plan, and no incentive stock options may be granted after the 10th anniversary of the date of Board approval of the 2020 Plan. As of March 31, 2023, the number of securities remaining available for future issuance under the 2020 Plan is 56,000.

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

For the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
(Amounts in 000’s)	2023	2022
Employee compensation:
Stock compensation expense	$81	$111
Forfeitures of stock based awards	—	(46)
Total employee stock-based compensation expense	$81	$65

For the three months ended March 31, 2023 and 2022, there were no issuances of warrants.

Restricted Stock

The following table summarizes the Company's restricted stock activity for the three months ended March 31, 2023:

	Number of Shares (000's)	Weighted Avg. Grant Date (per Share) Fair Value
Unvested, December 31, 2022	51	$8.99
Granted	99	$3.61
Vested	(26)	$9.06
Forfeited	(1)	$13.26
Unvested, March 31, 2023	123	$4.75

The remaining unvested shares at March 31, 2023 will vest over the next 1.9 years with $0.6 million in compensation expense recognized over this period.

Common Stock Options

The following summarizes the Company's employee and non-employee stock option activity for the three months ended March 31, 2023:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2022	13	$47.53	0.5	$—
Granted	24	$3.09	9.9	$—
Outstanding and Vested, March 31, 2023	37	$18.70	6.8	$—

The following summary information reflects stock options outstanding, vested, and related details as of March 31, 2023:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested, March 31, 2023	Weighted Average Exercise Price
$3.09-$4.00	24	9.9	$3.09	24	$3.09
$15.72 - $51.60	13	0.5	$47.53	13	$47.53
Total	37	6.8	$18.70	37	$18.70

Common Stock Warrants

The Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee of the Board. The Board administers the granting of warrants, determines the persons to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. No warrants were granted during the three months ended March 31, 2023 and 2022. The Company has no unrecognized compensation expense related to common stock warrants as of March 31, 2023.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of March 31, 2023, all of the Company's facilities operated by Regional or leased and subleased to third-party operators and managed for third-parties are certified by CMS and are operational. See Note 6 - Leases.

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

Professional and General Liability Claims

Claims on behalf of the Company's Former Patients Prior to the Transition

As of March 31, 2023, the Company is a defendant in one professional and general liability action commenced on behalf of one of our former patients who received care at one of our facilities prior to the Transition. The plaintiff in this action alleges negligence due to failure to provide adequate and competent staff resulting in injuries, pain and suffering, mental anguish and malnutrition and seeks unspecified actual and compensatory damages, and unspecified punitive damages. This action is covered by insurance, except that any punitive damages awarded would be excluded from coverage.

Claims on behalf of the Company's Prior or Current Tenant's Former Patients after the Transition

As of March 31, 2023, the Company is a defendant in an aggregate of 10 additional professional and general liability actions. These 10 additional professional and general liability actions were commenced on behalf of former patients of our current or prior tenants. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing at the applicable facility operated by our tenants. These actions all relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator (and of which four such actions relate to events which occurred after the Company sold such facilities) and are subject to such operators' indemnification obligations in favor of the Company. There is no assurance that our tenants will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.

During the three months ended March 31, 2023, the following professional and general liability action (included in the 10 actions mentioned above) related to our current or former tenant's former patients were filed against the Company.

The resident’s daughter filed suit on behalf of Mr. Shellman on February 14, 2023 asserting claims of professional and ordinary negligence as well the alleged breach of various state and federal regulations. The lawsuit relates to Mr. Shellman’s residence at Glenvue nursing facility which was operated by C.R. of Glenvue, LLC which is also named as a defendant. Plaintiff’s counsel has agreed to extend the deadline for Glenvue H&R Property Holdings, LLC to respond to the lawsuit up to and including May 15, 2023 to enable him to review the response filed by C.R. of Glenvue, LLC and determine whether or not Plaintiff will agree to the dismissal of Glenvue H&R Property Holdings, LLC. If plaintiff does not agree, we intend to serve Plaintiff with a notice that Glenvue H&R Property Holdings, LLC constitutes an excluded party pursuant to O.C.G.A. 31-7-3.3. Should Plaintiff still not agree to the dismissal of Glenvue H&R Property Holdings, LLC, we will file a motion for summary judgment seeking judgment in its favor. The Court may require Glenvue H&R Property Holdings, LLC to participate in discovery prior to ruling on this motion. In the event that occurs, Glenvue H&R Property Holdings, LLC can seek the recovery of its attorneys fees and expenses pursuant to the above-referenced excluded party statute.

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

The Company established a self-insurance reserve for its professional and general liability claims, included within Accrued expenses on the Company's consolidated balance sheets of $0.1 million and $0.2 million as of March 31, 2023 and December 31, 2022, respectively. Additionally, as of March 31, 2023 and December 31, 2022, $0.1 million and $0.1 million, was reserved for settlement amounts in Accounts payable on the Company's consolidated balance sheets. For additional information regarding the Company's self-insurance reserve, see Note 13 – Commitments and Contingencies in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report.

NOTE 12. SEGMENT RESULTS

The Company has two primary reporting segments: (i) Real Estate Services, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants, including the Company's management of three facilities on behalf of third-party owners; and (ii) Healthcare Services, which consists of the operation of the Meadowood and Glenvue facilities.

The Company reports segment information based on the "management approach" defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

The table below presents the results of operations for our reporting segments for the periods presented.

	Three Months Ended March 31,			Three Months Ended March 31,
	2023	2023	2023	2022	2022	2022
(Amounts in 000’s)	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total
Revenues:
Patient care revenues	$—	$1,916	$1,916	$—	$2,311	$2,311
Rental revenues	1,708	—	1,708	4,065	—	4,065
Management fees	278	—	278	265	—	265
Other revenues	4	—	4	7	—	7
Total revenues	1,990	1,916	3,906	4,337	2,311	6,648
Expenses:
Patient care expense	—	2,537	2,537	—	2,343	2,343
Facility rent expense	149	—	149	1,341	298	1,639
Cost of management fees	141	—	141	179	—	179
Depreciation and amortization	507	3	510	607	6	613
General and administrative expense	1,042	164	1,206	1,020	103	1,123
Doubtful accounts expense (recovery)	—	16	16	1,711	50	1,761
Other operating expenses	79	13	92	289	40	329
Total expenses	1,918	2,733	4,651	5,147	2,840	7,987
Income (loss) from operations	72	(817)	(745)	(810)	(529)	(1,339)
Other expense:
Interest expense, net	678	2	680	631	22	653
Other expense, net	350	217	567	935	—	935
Total other expense, net	1,028	219	1,247	1,566	22	1,588
Net loss	$(956)	$(1,036)	$(1,992)	$(2,376)	$(551)	$(2,927)

						$—

Total assets for the Real Estate Services segment and Healthcare Services segment were $62.0 million and $3.9 million, respectively, as of March 31, 2023. Total assets for the Real Estate Services segment and Healthcare Services segment were $63.4 million and $5.1 million, respectively, as of December 31, 2022.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC.

Subsequent to quarterend, the Company and its former tenant, SL SNF, LLC are currently negotiating a short-term lease for the Southland facility. The lease is expected to end on November 30, 2024.

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

Overview

Regional Health Properties, Inc., a Georgia corporation is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior housing. We operate through two reportable segments: Real Estate and Healthcare Services. Our Real Estate segment consists of real estate investments in skilled nursing and senior housing facilities. We fund our real estate investments primarily through: (1) operational cash flow, (2) mortgages, and (3) sale of equity securities. Our Healthcare Services segment is comprised of an entity set up to operate our facilities as needed under our Portfolio Stabilization measures.

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

Real Estate Portfolio

As of March 31, 2023, we had investments of approximately $66.5 million in eleven health care real estate properties and one leased property. We currently own eleven properties, consisting of nine skilled nursing facilities and two multi-service facilities. Nine facilities are pursuant to triple-net leases, one is managed by an external manager, and one is managed internally by the Company. The Company has one leased facility that is subleased pursuant to a triple-net lease.

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

Portfolio

The following table provides summary information regarding the number of facilities and related licensed beds/units as of March 31, 2023:

Location	Skilled Nursing Facilities	Multi Service Properties	Total Properties
Alabama(a)	1	1	2
Georgia	3	-	3
North Carolina	1	-	1
Ohio(b)	2	1	3
South Carolina	2	-	2
	9	2	11

Location	Skilled Nursing Beds/Units	Multi Service Beds/Units	Total Beds/Units
Alabama(a)	124	90	214
Georgia	395	-	395
North Carolina	106	-	106
Ohio(b)	112	194	306
South Carolina	180	-	180
	917	284	1,201

Location	Skilled Nursing Investment	Multi Service Investment	Total Investment
Alabama(a)	9,613,199	4,884,514	14,497,713
Georgia	24,475,283	-	24,475,283
North Carolina	7,224,953	-	7,224,953
Ohio(b)	3,872,791	6,716,420	10,589,211
South Carolina	9,733,024	-	9,733,024
	$54,919,250	$11,600,934	$66,520,184

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation as of March 31, 2023:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management 2 3 5 6	2	233
Aspire Regional Partners	3	306
Oak Hollow Health Care Management [7]	2	180
Beacon Health Management [4]	1	126
Vero Health Management	1	106
Cavalier Senior Living	1	90
RHP Operations	1	160
Subtotal	11	1,201
(1)
Represents the number of facilities leased or subleased to separate tenants, of which each tenant is an affiliate of the entity named in the table above.
(2)
In April 2022, the Company entered into an Operations Transfer and Surrender Agreement by and between Meadowood Operations, LLC and C.R. of Meadowood, LLC.
(3)
In May 2022, the Company entered into an Operations Transfer and Surrender Agreement by and between LaGrange Operations, LLC and C.R. of LaGrange, LLC.
(4)
In May 2022, the Company entered into an Operations Transfer and Surrender Agreement by and between Lumber City Operations, LLC and LC SNF, LLC.

(5)
In July 2022, the Company entered into an Operations Transfer and Surrender Agreement by and between Thomasville Operations, LLC and C.R. of Thomasville, LLC.
(6)
In August 2022, the Company entered into an Operations Transfer Agreement and Surrender Agreement by and between Glenvue Operations, LLC and C.R. of Glenvue, LLC.
(7)
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

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Twelve Months Ended (1) (2) (3)
Operating Metric	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023
Occupancy (%)	62.8%	64.4%	65.7%	66.4%
(1)
Excludes three managed facilities in Ohio.
(2)
Due to the Company exiting the Foster lease in December 2022, historical data no longer includes Thomasville, Powder Springs, Tara, LaGrange, Twiggs, Oceanside, and Savannah Beach.
(3)
Meadowood's current and historical calculations have been changed from 161 licensed beds to 90 beds. This change reflects the actual total beds available by the business.

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown as of December 31,:

		Licensed Beds		Annual Lease Revenue (2)
	Number of Facilities	Count	Percent	Amount ($) '000's (1)	Percent (%)
2023	1	50	4.8%	175	2.9%
2024	1	126	12.0%	-	0.0%
2025	1	109	10.4%	910	15.1%
2026	0	0	0.0%	-	0.0%
2027	0	0	0.0%	-	0.0%
2028	4	355	33.8%	2,352	38.9%
2029	1	106	10.1%	538	8.9%
Thereafter	3	304	29.0%	2,066	34.2%
Total	11	1,050	100.0%	6,042	100.0%
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

	Three Months Ended March 31,
(Amounts in 000’s)	2023	2022	Percent Change (*)
Revenues:
Patient care revenues	$1,916	$2,311	(17.1)%
Rental revenues	1,708	4,065	(58.0)%
Management fees	278	265	4.9%
Other revenues	4	7	(42.9)%
Total revenues	3,906	6,648	(41.2)%
Expenses:
Patient care expense	2,537	2,343	8.3%
Facility rent expense	149	1,639	(90.9)%
Cost of management fees	141	179	(21.2)%
Depreciation and amortization	510	613	(16.8)%
General and administrative expenses	1,206	1,123	7.4%
Doubtful accounts expense (recovery)	16	1,761	NM
Other operating expenses	92	329	(72.0)%
Total expenses	4,651	7,987	(41.8)%
Loss from operations	(745)	(1,339)	NM
Other expense:
Interest expense, net	680	653	4.1%
Other expense, net	567	935	NM
Total other expense, net	1,247	1,588	(21.5)%
Net loss	$(1,992)	$(2,927)	NM

* Not meaningful ("NM").

Three Months Ended March 31, 2023 and 2022

Patient care revenues—Patient care revenues for the Healthcare Services segment, as a result of the Company operating the Meadowood the and Glenvue Facilities, were $1.9 million for the three months ended March 31, 2023, compared to $2.3 million for the same period in 2022. The (17.1)% decrease is primarily due to the change in the facilities that were operated in the period compared to the prior period.

Rental revenues—Rental revenue for our Real Estate Services segment decreased by approximately $2.4 million to $1.7 million for the three months ended March 31, 2023, compared with $4.1 million for the same period in 2022. The 58.0% decrease is due to less rent collected from a reduction in the number of facilities subleased.

Patient care expense—Patient care expense was $2.5 million for the three months ended March 31, 2023 compared with $2.3 million for the same period in 2022. The current period expense increase of $0.2 million was primarily due to the change in the facilities we are operating.

Facility rent expense—Facility rent of $0.1 million for the three months ended March 31, 2023 decreased 91% from 2022 due to the termination of the Foster Lease.

Depreciation and amortization—Depreciation and amortization was $0.5 million for the three months ended March 31, 2023, compared to $0.6 million for the same period in 2022. A greater amount of fully depreciated equipment and computer related assets in the current period was the primary driver of the decrease.

General and administrative expenses—General and administrative expenses were $1.2 million for the three months ended March 31, 2023 compared with $1.1 million for the same period in 2022. The increase was due to an additional facility being operated by the Company.

	Three Months Ended March 31,
(Amounts in 000’s)	2023	2022	Percent Change (*)
General and administrative expenses:
Real Estate Services	$1,042	$1,020	2.2%
Healthcare Services	164	103	59.2%
Total	$1,206	$1,123	7.4%

Doubtful accounts expense—The current period expense of $0.02 million is primarily due to the reserve taken against patient Accounts Receivable at the Glenvue facility.

Other operating expenses—Other operating expenses decreased by approximately $0.2 million, to $0.1 million for the three months ended March 31, 2023, compared with $0.3 million for the same period in 2022. The decrease was due to professional and legal services related to operator transition transactions.

	Three Months Ended March 31,
(Amounts in 000’s)	2023	2022	Percent Change (*)
Other operating expenses:
Real Estate Services	$79	$289	(72.7)%
Healthcare Services	13	40	NM
Total	$92	$329	(72.0)%

* Not meaningful ("NM")

Other expense, net—Other expense, net decreased by approximately $0.3 million, to $0.6 million, for the three months ended March 31, 2023. These expenses are related to professional and legal services incurred for evaluation and assistance with possible opportunities that improve the company's capital structure. In addition, we incurred $0.2 million for professional services used to obtain the ERTC.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months following the date of this filing. At March 31, 2023, the Company had $2.8 million in unrestricted cash.

During the three months ended March 31, 2023, the Company's net cash provided by operating activities was $2.6 million primarily due to unpaid rent payments and working capital needs for the facilities we now operate. Management anticipates collecting a portion of the past due rent after the filing date and is currently negotiating various methods to collect the remaining unpaid rent.

As of March 31, 2023, Regional recorded an estimated allowance of $1.2 million against a gross accounts receivable of $4.1 million.

As of March 31, 2023, the Company had $51.5 million in indebtedness, net of $1.1 million deferred financing, and unamortized discounts. The Company anticipates net principal repayments of approximately $1.5 million during the next twelve-month period, approximately $1.4 million of routine debt service amortization and a $0.1 million payment of bond debt.

Debt Modification

On December 30, 2022, the Company extended the maturity date on approximately $0.5 million other debt from August 25, 2023 to August 25, 2025 (known as the "KeyBank Exit Notes"). For further information, see Note 8 – Notes Payable and Other Debt to the consolidated financial statements included in Part I, Item 1 herein.

The Company is current with all of its Notes payable and other debt as described in Note 8 – Notes Payable and Other Debt.

In 2020, the Company began exploring alternatives to retire or refinance our outstanding Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise. Costs associated with these efforts have been expensed as incurred in Other expense, net and were $0.3 million and $0.9 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

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

Series A Preferred Stock Dividend Suspension

On June 8, 2018, the Board indefinitely suspended quarterly dividend payments on the Series A Preferred Stock. As of March 31, 2023, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $48.1 million of undeclared preferred stock dividends in arrears. The Board believes that the dividend suspension will provide the Company with additional funds to meet, in part, its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods increased to 12.875%, which is equivalent to $3.20 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Debt Covenant Compliance

As of March 31, 2023, the Company was in compliance with the various financial and administrative covenants under the Company's outstanding credit related instruments.

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

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
(Amounts in 000’s)	2023	2022
Net cash provided by (used in) operating activities	$2,597	$(1,579)
Net cash used in investing activities	(2)	(80)
Net cash used in financing activities	(685)	(673)
Net change in cash and restricted cash	1,910	(2,332)
Cash and restricted cash at beginning of period	3,909	9,848
Cash and restricted cash, ending	$5,819	$7,516

Three Months Ended March 31, 2023

Net cash provided by operating activities—was approximately $2.6 million. The positive cash flow from operating activities were largely due to collection of the ERTC.

Net cash used in investing activities—was approximately $2.0 thousand. This capital expenditure was for computer hardware, software.

Net cash used in financing activities—was approximately $0.7 million. The cash was used to make routine payments totaling $0.3 million for our Senior debt obligations, $0.4 million for other debt.

Off-Balance Sheet Arrangements

Guarantee

The Company subleased five facilities located in Ohio to the Aspire Sublessees, formerly affiliated with MSTC Development Inc., pursuant to the Aspire Subleases, whereby the Aspire Sublessees took possession of, and commenced operating, the Aspire Facilities as subtenant. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at March 31, 2023. For further information see Note 6 – Leases, to the consolidated financial statements included in Part I, Item 1 herein and also and Note 6 – Leases included in Part II, Item 8 of the Annual Report.

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

Our management believes a material weakness exists in our internal controls over financial reporting as of March 31, 2023 because we lack the necessary corporate accounting resources in our financial reporting processing and accounting functions as a result of recent departures of certain accounting and financial reporting personnel. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

While the Company has received approximately 92% of its expected monthly rental receipts from tenants for the quarter ended March 31, 2023, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient or timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis, as has occurred with more than one of our operators.

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

We are currently out of compliance with the continued listing standards of the NYSE American. Our failure to resume compliance with the continued listing standards or make continued progress toward compliance consistent with a plan of compliance we intend to submit to NYSE Regulation may result in the delisting of our common stock and Series A Preferred Stock.

Our common stock and Series A Preferred Stock are each listed on the NYSE American. In order to maintain these listings, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, NYSE Regulation may delist the securities of any issuer (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s common stock sells at what NYSE Regulation considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by NYSE Regulation; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE American in its opinion, inadvisable.

As part of these continued listing requirements, under Section 1003(a)(ii) of the NYSE American Company Guide, we must maintain shareholders’ equity of $4.0 million or more since we have reported losses from continuing operations and/or net losses in three of our four most recent fiscal years ended December 31, 2022. Our audited consolidated financial statements for the year ended December 31, 2022 reflect shareholders’ equity of approximately $3.7 million, reflecting a deficit of $0.3 million. On May 10, 2023, we received a letter from NYSE Regulation notifying us that we are not in compliance with the NYSE American’s continued listing standards relating to shareholders’ equity. As a result, we became subject to the procedures and requirements of Section 1009 of the NYSE American Company Guide. We may submit a plan to the NYSE American by June 9, 2023 advising of actions we have taken or will take to regain compliance with the continued listing standards by November 10, 2024. We intend to submit a plan by the deadline. We have been advised that if we fail to submit a plan, our plan is not accepted, we do not make progress consistent with the plan, or we fail to regain compliance by the deadline, then the NYSE American may commence delisting procedures.

Although we intend to regain compliance with the continued listing requirements prior to November 10, 2024, we may be unable to do so. If delisting proceedings are commenced, the NYSE American rules permit us to appeal a staff delisting determination. Our common stock and Series A Preferred Stock will continue to be listed and traded on the NYSE American during the plan period, subject to our compliance with the NYSE American’s other applicable continued listing standards. If NYSE Regulation delists our common stock or Series A Preferred Stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

We may conduct a transaction or transactions prior to November 10, 2024 that could result in significant dilution to our existing shareholders. The transaction(s) could include the private investment in public equity, a public rights offering, a debt restructuring or any combination of these or similar transactions with the intent of maintaining our NYSE American listings. Such transaction(s), if completed, would be dilutive to certain shareholders, could adversely affect the market price of our common stock and Series A Preferred Stock, would involve some expense and management distraction from our business and ultimately may not be successful in maintaining our NYSE American listings.

To maintain our NYSE American listings, we may conduct a private investment in public equity, a public rights offering, a debt restructuring or any combination of these or similar transactions prior to November 10, 2024. Although we may not complete any of these transactions, if a transaction occurs, it would be dilutive to certain shareholders and could adversely or favorably affect the market price of our common stock and Series A Preferred Stock. Furthermore, any transaction would involve some expense and management distraction from our business, and it is possible that despite the transaction, we may still be unsuccessful in maintaining our NYSE American listings. If NYSE Regulation delists our common stock or Series A Preferred Stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

The Board suspended dividend payments with respect to the Series A Preferred Stock, commencing with the fourth quarter of 2017, and determined to continue such suspension indefinitely in June 2018. No dividends have been declared or paid with respect to the Series A Preferred Stock since the third quarter of 2017. As a result of such suspension, as of the date of filing of this Quarterly Report the Company has $48.1 million of undeclared preferred stock dividends in arrears, with respect to the Series A Preferred Stock, whose annual dividend rate has increased to 12.875% commencing with the fourth quarter of 2018. For further information see Note 9 – Common and Preferred Stock.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 10, 2023, Regional Health received a letter (the “Deficiency Letter”) from the NYSE American stating that Regional Health was not in compliance with a certain NYSE American continued listing standard relating to shareholders’ equity. Specifically, the Deficiency Letter stated that Regional Health is not in compliance with Section 1003(a)(ii) of the NYSE American Company Guide, which requires an issuer to have shareholders’ equity of $4.0 million or more if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Deficiency Letter noted that Regional Health had shareholders’ equity of $3.7 million as of December 31, 2022, and has reported net losses from continuing operations in three of its four most recent fiscal years ended December 31, 2022.

Regional Health is now subject to the procedures and requirements set forth in Section 1009 of the NYSE American Company Guide. Regional Health is required to submit a plan to the NYSE American by June 9, 2023 advising of actions it has taken or will take to regain compliance with the continued listing standards by November 10, 2024. Regional Health intends to submit a plan by the deadline. If Regional Health fails to submit a plan or if Regional Health’s plan is not accepted, or if Regional Health does not make progress consistent with the plan, or if Regional Health fails to regain compliance by the deadline, the NYSE American may commence delisting procedures.

Regional Health’s common stock and Series A Preferred Stock will continue to be listed on the NYSE American while it attempts to regain compliance with the continued listing standard noted, subject to Regional Health’s compliance with other continued listing requirements. The common stock and Series A Preferred Stock will continue to trade under the symbols “RHE” and “RHE-PA,” respectively, but will each have an added designation of “.BC” to indicate that Regional Health is not in compliance with the NYSE American’s continued listing standards.

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

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	May 15, 2023	/s/ Brent Morrison
Brent Morrison
Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 15, 2023	/s/ Paul O'Sullivan
Paul O'Sullivan
Senior Vice President (Principal Financial Officer)