Form 10-Q
period 2023-06-30
REGIONAL HEALTH PROPERTIES, INC
filed 2023-08-18
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-33135

Regional Health Properties, Inc.

(Exact name of registrant as specified in its charter)

Georgia	81-5166048
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1050 Crown Pointe Parkway, Suite 720 Atlanta GA 30338

(Address of principal executive offices)

(678) 869-5116

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	RHE	NYSE American
Series A Redeemable Preferred Stock, no par value	RHE-PA	NYSE American

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

As of August 15, 2023 the registrant had 1,883,028 shares of common stock, no par value, outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000's)

	June 30, 2023	December 31, 2022

	(Unaudited)
ASSETS
Property and equipment, net	$46,266	$46,611
Cash	1,926	843
Restricted cash	2,939	3,066
Accounts receivable, net of allowances of $1,400 and $1,298	3,023	6,289
Prepaid expenses and other	1,237	746
Notes receivable	772	1,099
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	98	110
Right-of-use operating lease assets	2,677	2,848
Goodwill	1,585	1,585
Straight-line rent receivable	2,860	2,912
Total assets	$65,854	$68,580
LIABILITIES AND EQUITY
Senior debt, net	$44,554	$45,163
Bonds, net	5,988	6,120
Other debt, net	1,490	895
Accounts payable	3,036	3,293
Accrued expenses	4,832	5,036
Operating lease obligation	3,044	3,226
Other liabilities	1,635	1,131
Total liabilities	64,579	64,864

Stockholders' equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,894 and 1,793 shares issued and 1,883 and 1,784 shares outstanding at June 30, 2023 and December 31, 2022, respectively	62,938	62,702
Preferred stock, no par value; 5,000 shares authorized (including amounts authorized for Series A and Series B); shares issued and outstanding designated as follows:
Preferred stock, Series A, no par value; 560 shares authorized, issued and outstanding at June 30, 2023, with a redemption amount $426 at June 30, 2023; 5,000 shares authorized, 2,812 shares issued and outstanding at December 31, 2022, with a redemption amount of $70,288	426	62,423
Preferred stock, Series B, no par value; 2,812 shares authorized; 2,252 shares issued and outstanding at June 30, 2023, with a redemption amount $18,602 at June 30, 2023; no shares authorized, issued and outstanding at December 31, 2022	18,602	—
Accumulated deficit	(80,691)	(121,409)
Total stockholders' equity	1,275	3,716
Total liabilities and stockholders' equity	$65,854	$68,580

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000's, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Patient care revenues	$2,526	$4,570	$4,442	$6,881
Rental revenues	1,722	3,261	3,430	7,326
Management fees	247	255	525	519
Other revenues	103	7	107	14
Total revenues	4,598	8,093	8,504	14,740
Expenses:
Patient care expense	2,159	4,222	4,697	6,564
Facility rent expense	149	1,634	297	3,274
Cost of management fees	146	144	286	319
Depreciation and amortization	702	606	1,212	1,219
General and administrative expense	1,011	921	2,217	2,054
Doubtful accounts expense	24	466	40	2,227
Other operating expenses	221	629	313	968
Total expenses	4,412	8,622	9,062	16,625
Income/(Loss) from operations	186	(529)	(558)	(1,885)
Other expense:
Interest expense, net	679	639	1,359	1,291
Other expense, net	192	157	759	1,076
Total other expense, net	871	796	2,118	2,367
Net loss	$(685)	$(1,325)	$(2,676)	$(4,252)
Preferred stock dividends - undeclared	—	(2,249)	—	(4,498)
Preferred stock dividends - gain on extinguishment	43,395	—	43,395	—
Net profit (loss) attributable to Regional Health Properties, Inc. common stockholders	$42,710	$(3,574)	$40,719	$(8,750)
Net profit (loss) per share of common stock attributable to Regional Health Properties, Inc.
Basic:	$22.68	$(2.02)	$21.74	$(4.93)
Diluted:	$22.68	$(2.02)	$21.73	$(4.93)
Weighted average shares of common stock outstanding:
Basic:	1,883,028	1,768,720	1,872,636	1,775,637
Diluted:	1,883,253	1,768,720	1,873,489	1,775,637

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in 000's)

(Unaudited)

	Shares of Common Stock Outstanding	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Common stock and additional paid-in capital	Preferred stock A, no par value	Preferred stock B, no par value	Accumulated Deficit	Total
Balance, December 31, 2022	1,784	2,812	—	(9)	$62,702	$62,423	$—	$(121,409)	$3,716
Restricted stock issuance	99	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	81	—	—	—	81
Net loss	—	—	—	—	—	—	—	(1,992)	(1,992)
Balances, March 31, 2023	1,883	2,812	—	(9)	$62,783	$62,423	$—	$(123,401)	$1,805
Extinguishment of Series A Preferred Stock		(2,252)	—	—	—	(61,997)	—	—	(61,997)
Exchange of Series A to Series B	—	—	2,252	—	—	—	18,602	43,395	61,997
Stock-based compensation	—	—	—	—	155	—	—	—	155
Forfeitures of stock-based awards		—	—	(2)	—	—	—	—	—
Exercise of restricted share awards net settlement option	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(685)	(685)
Balances, June 30, 2023	1,883	560	2,252	(11)	$62,938	$426	$18,602	$(80,691)	$1,275

	Shares of Common Stock Outstanding	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred stock A, no par value	Preferred stock B, no par value	Accumulated Deficit	Total
Balances, December 31, 2021	1,775	2,812	—	(1)	$62,515	$62,423	$—	$(114,542)	$10,396
Restricted stock issuance	24	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	111	—	—	—	111
Exercise of restricted share awards net settlement option	—	—	—	(8)	(46)	—	—	—	(46)
Net Loss	—	—	—	—	—	—	—	(2,927)	(2,927)
Balances, March 31, 2022	1,799	2,812	—	(9)	$62,580	$62,423	$—	$(117,469)	$7,534
Forfeitures of stock-based awards	(30)	—	—	—	4	—	—	—	4
Net Loss	—	—	—	—	—	—	—	(1,325)	(1,325)
Balances, June 30, 2022	1,769	2,812	—	(9)	$62,584	$62,423	$—	$(118,794)	$6,213

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,676)	$(4,252)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,212	1,219
Stock-based compensation expense	236	115
Rent expense (less than) in excess of cash paid	(11)	153
Rent revenue less than (in excess) of cash received	(236)	(73)
Amortization of deferred financing costs, debt discounts and premiums	37	44
Bad debt expense	40	2,227
Changes in operating assets and liabilities:
Accounts receivable	3,512	(3,446)
Prepaid expenses and other assets	797	358
Accounts payable and accrued expenses	(460)	1,138
Other liabilities	504	(281)
Net cash provided by (used in) operating activities	2,955	(2,798)
Cash flows from investing activities:
Purchase of property and equipment	(854)	(152)
Net cash used in investing activities	(854)	(152)
Cash flows from financing activities:
Payment of senior debt	(624)	(806)
Payment of other debt	(504)	(572)
Debt extinguishment and issuance costs	(17)	—
Proceeds from other debt	—	50
Repurchase of common stock	—	(46)
Net cash used in financing activities	(1,145)	(1,374)
Net change in cash and restricted cash	956	(4,324)
Cash and restricted cash, beginning	3,909	9,848
Cash and restricted cash, ending	$4,865	$5,524

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash interest paid	$1,312	$1,256
Supplemental disclosure of non-cash activities:
Vendor-financed insurance	$962	$1,078
Exchange of preferred stock Series A to Series B	$18,602	$—
Gain on extinguishment of preferred stock	$43,395	$—

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2023

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Regional Health Properties, Inc.'s (the "Company" or "Regional Health") predecessor was incorporated in Ohio on August 14, 1991, under the name Passport Retirement, Inc. In 1995, Passport Retirement, Inc. acquired substantially all of the assets and liabilities of AdCare Health Systems, Inc. and changed its name to AdCare Health Systems, Inc. ("AdCare"). AdCare completed its initial public offering in November 2006, relocated its executive offices and accounting operations to Georgia in 2012, and changed its state of incorporation from Ohio to Georgia in December 2013. Regional Health Properties, Inc. is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior housing. Our business primarily consists of leasing such facilities to third-party tenants, which operate the facilities. The Company has two primary reporting segments: (i) Real Estate Services, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants, including the Company's management of three facilities on behalf of third-party owners; and (ii) Healthcare Services, which consists of the operation of the Meadowood and Glenvue facilities. Effective August 3, 2023, the Company’s 12.5% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Stock”) is quoted on the OTC Markets Group, Inc.’s OTCQB Venture Market under the symbol “RHEPB”.

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP") in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). The accompanying consolidated financial statements are unaudited and should be read in conjunction with the 2022 audited consolidated financial statements and notes thereto, which are included in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on April 14, 2023 ("Annual Report").

In the opinion of management, the unaudited consolidated financial statements for the interim periods presented include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and the results of its operations and cash flows for such periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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

Principles of Consolidations

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

Revenue Recognition and Allowances

Patient Care Revenue. ASC Topic 606, Revenue from Contracts with Customers requires a company to recognize revenue when the company transfers control of promised goods and services to a customer. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. Revenue from our Healthcare Services business segment is derived from services rendered to patients in the Meadowood and Glenvue facilities. The Company receives payments from the following sources for services rendered in our facilities: (i) the federal government under the Medicare program administered by the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services ("CMS"); (ii) state governments under their respective Medicaid and similar programs; (iii) commercial insurers; and (iv) individual patients and clients. The vast majority of the revenue the Company recognizes is from government sources. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and other price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. The Company recognizes revenue at the amount that reflects the consideration the Company expects to receive in exchange for the services provided. These amounts are due from residents or third-party payors and include variable consideration for retroactive adjustments from estimated reimbursements, if any, under reimbursement programs. Performance obligations are determined based on the nature of the services provided. Revenue is recognized as performance obligations are satisfied. Estimated uncollectable amounts due from patients are generally considered implicit price concessions that are a direct reduction to net operating revenues.

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

Management Fee Revenues and Other Revenues. The Company recognizes management fee revenues as services are provided. The Company has one contract to manage three facilities (the "Management Contract"), with payment for each month of service generally received in full on a monthly basis. The maximum penalty for service contract nonperformance under the Management Contract is $50,000 per year, payable after the end of the year. Further, the Company recognizes interest income from loans and investments, using the effective interest method when collectability is probable. The Company applies the effective interest method on a loan-by-loan basis. On June 30, 2023, the Company received a notice of termination, pursuant to which the Management Contract will terminate on December 31, 2023.

Allowances. The Company assesses the collectability of its rent receivables, including straight-line rent receivables, working capital loans to tenants and patient reimbursement. The Company bases its assessment of the collectability of rent receivables and working capital loans to tenants on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company's evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments or payments on a working capital loan, then the Company provides a reserve against the recognized straight-line rent receivable asset or working capital loan for the portion that we estimate may not be recovered. Payments received on impaired loans are applied against the allowance. If the Company changes its assumptions or estimates regarding the collectability of future rent payments, then the Company may adjust its reserve to the rental or interest revenue recognized in the period the Company makes such change. See Note 6 – Leases. Regarding patient reimbursements, the Company assesses the patient receivable based on payor type and age of the receivable amongst several other factors. The Company has reserved for approximately 1.5% of our patient care revenue based on the historical performance and industry practices.

As of June 30, 2023 and December 31, 2022, the Company reserved for approximately $1.4 million and $1.3 million, respectively, of uncollected receivables. Accounts receivable, net of allowance, totaled $3.0 million at June 30, 2023 and $6.3 million at December 31, 2022.

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	June 30, 2023	December 31, 2022
Gross receivables
Real Estate Services	$1,143	$1,094
Healthcare Services	3,280	6,493
Subtotal	4,423	7,587
Allowance
Real Estate Services	(338)	(338)
Healthcare Services	(1,062)	(960)
Subtotal	(1,400)	(1,298)
Accounts receivable, net of allowance	$3,023	$6,289

Prepaid Expenses and Other

As of June 30, 2023 and December 31, 2022, the Company had approximately $1.2 million and $0.7 million , respectively, in prepaid expenses and other; the $0.5 million increase is related to insurance for the Meadowood and Glenvue facility operations, while the other amounts are predominantly for directors' and officers' insurance, NYSE American annual fees, and mortgage insurance premiums.

Accounts Payable

The following table presents the Company's Accounts payable for the periods presented:

(Amounts in 000’s)	June 30, 2023	December 31, 2022
Accounts payable
Real Estate Services	$1,247	$797
Healthcare Services	1,789	2,496
Total Accounts payable	$3,036	$3,293

Other Expense, net

The Company retained a law firm to evaluate and assist with possible opportunities to improve the Company's capital structure. For the six months ended June 30, 2023 and June 30, 2022, these costs were $0.5 million and $0.9 million, respectively.

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or finance lease. As of June 30, 2023, all of the Company's leased facilities are accounted for as operating leases. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

The Company recognizes both right of use assets and lease liabilities for leases in which we lease land, real property, or other equipment. We assess any new contracts or modification of contracts in accordance with ASC 842, Leases to determine the existence of a lease and its classification.

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

As of June 30, 2023 and December 21, 2022 the Company determined remaining escheatment liabilities for discontinued operations are $0.8 million and are included in accrued expenses.

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

Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

	June 30,
(Share amounts in 000’s)	2023	2022
Stock options	13	13
Warrants - employee	32	34
Warrants - non employee	1	5
Total anti-dilutive securities	46	52

The weighted average contractual terms in years for these securities as of June 30, 2023, with no intrinsic value, are 0.4 years for the stock options and 1.5 years for the warrants.

New Accounting Pronouncements Issued But Not Yet Effective

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements (Topic 842) amendments, which requires entities to determine whether related party arrangements between entities under common control are leases. The amendments also address the accounting treatment of leasehold improvements associated with common control leases. They require the lessee to amortize leasehold improvements over the useful life of the improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset. If the lessee no longer controls the use of the asset, the leasehold improvements are accounted for as a transfer between entities under common control through an adjustment to equity. These improvements are also subject to impairment guidance in Topic 360, Property, Plant, and Equipment. The amendment is effective for public entities beginning after December 15, 2023. The Company is currently evaluating the impact of ASU 2023-01 on its financial statements.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company's financial statements.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing, during the twelve months following the date of this filing. At June 30, 2023, the Company had $1.9 million in unrestricted cash.

During the six months ended June 30, 2023, the Company's cash provided by operating activities was $3.0 million primarily due to collection of the Employee Retention Tax Credit. The Company is seeking collection of the past due rent. In addition, management is working to expedite the time it takes to collect and receive aged patient receivables. Cash flow from operations in the future will be based on the operational performance of the facilities under the company's management, Glenvue and Meadowood, as well as continued uncertainty of the COVID-19 pandemic and its impact on the Company's business, financial condition and results of operations.

Series A Preferred Stock Exchange Offer

In connection with the completion of the Exchange Offer and the implementation of the Series A Charter Amendments and the Series B Charter Amendments, the liquidation preference of the Series A Preferred Stock was reduced, accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and future dividends on the Series A Preferred Stock were eliminated. As a result, $50.4 million in accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and, as of June 30, 2023, there are no accumulated and unpaid dividends on the Series A Preferred Stock. For further information regarding the Exchange Offer, Series A Charter Amendments and Series B Charter Amendments, see Note 9 – Common and Preferred Stock.

Debt

As of June 30, 2023, the Company had $52.0 million in indebtedness, net of $1.1 million deferred financing costs and unamortized discounts. The Company anticipates net principal repayments of approximately $2.5 million during the next twelve-month period, approximately $1.4 million of routine debt service amortization, $1.0 million of insurance financing amortization, and a $0.1 million payment of bond debt.

Debt Extinguishment

On December 30, 2022, the Company extended the maturity date on approximately $0.5 million other debt from August 25, 2023 to August 25, 2025 (the "Key Bank Exit Notes"). For further information, see Note 8 – Notes Payable and Other Debt.

On October 21, 2022, the Company, through wholly-owned subsidiaries, consummated a U.S. Department of Housing and Urban Development ("HUD") refinancing of its senior mortgages on three SNFs in Ohio. Funding was provided by Newpoint Real Estate Capital LLC ("Newpoint") pursuant to three HUD guaranteed secured Healthcare Facility Notes (the "HUD Notes"). Proceeds from the HUD Notes were used to pay off existing HUD guaranteed secured mortgages and pay transaction costs. Newpoint is the servicer on other loans extended to the Company.

Consequently, the Company recorded a net loss of approximately $0.4 million on extinguishment of debt during the year ended December 31, 2022, consisting of a $0.2 million prepayment penalty and $0.2 million of expensed deferred financing fees associated with the extinguishment of the Eaglewood Care Center, The Pavilion Care Center, and Hearth & Care of Greenfield loans.

The aggregate principal amount of the three HUD Notes is $7.6 million, and the interest rate on the three HUD Notes is 3.97% fixed for the full term of each HUD Note. The Northwood HUD Note has a principal amount of $4.9 million and matures on November 1, 2052. The Greenfield HUD Note has a principal amount of $1.9 million and matures on November 1, 2050. The Pavilion HUD Note has a principal amount of $0.8 million and matures on December 1, 2039. Payments of principal and interest on the HUD Notes commenced on October 1, 2022. Each HUD Note is secured by a Healthcare Deed to Secure Debt, Security Agreement and Assignment of Rents covering the facilities. Newpoint may declare the loans, accrued interest and any other amounts immediately due and payable upon certain customary events of default.

Debt Covenant Compliance

At June 30, 2023, the Company was in compliance with the various financial and administrative covenants related to all of the Company's credit facilities.

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

Portfolio Stabilization Measures. In the past, our operators did not provide lease guarantees from affiliated entities. Given this, certain operators have terminated their leases in light of operational difficulties caused by the COVID-19 pandemic. While the Company is a self-managed real estate investment company that invests in real estate, when business conditions require, the Company undertakes portfolio stabilization measures. The table below summarizes the lease terminations related to existing properties as of June 30, 2023 since the onset of the COVID-19 pandemic and the Company’s resulting portfolio stabilization measures:

Date	Facility Name	Former Operator	Current Operator

April 2022	Meadowood	C.R. Management	Regional Health (managed by Cavalier Senior Living Operations)

August 2022	Glenvue	C.R. Management	Regional Health

For more information, see Note 1 – Organization and Significant Accounting Policies, Note 6 – Leases and Note 12 – Segment Results.

Capital Requirements. The operation of the facilities list above will require additional working capital, which is partially offset by cash flow received from the operation of these facilities. Since January, 2021, the Company's Accounts Receivable, net of allowance and Accounts Payable for the Healthcare Services segment have grown to $2.2 million and $1.8 million, respectfully.

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

NOTE 3. CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	June 30, 2023	December 31, 2022
Cash	$1,926	$843

Restricted cash:
Cash collateral	$76	$135
HUD and other replacement reserves	2,094	2,155
Escrow deposits	452	459
Restricted investments for debt obligations	317	317
Total restricted cash	2,939	3,066

Total cash and restricted cash	$4,865	$3,909

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

NOTE 4. PROPERTY AND EQUIPMENT

The following table sets forth the Company's property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	June 30, 2023	December 31, 2022
Buildings and improvements	5-40	$64,376	$63,746
Equipment and computer related	2-10	1,677	1,807
Land (1)	—	2,774	2,774
Property and equipment		68,827	68,327
Less: accumulated depreciation and amortization		(22,561)	(21,716)
Property and equipment, net		$46,266	$46,611
(1)
Includes $0.1 million of land improvements with an average estimated useful remaining life of approximately 5.5 years.

The following table summarizes total depreciation and amortization expense three and six and months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2023	2022	2023	2022
Depreciation	$593	$496	$993	$1,000
Amortization	109	110	219	219
Total depreciation and amortization expense	$702	$606	$1,212	$1,219

NOTE 5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and Goodwill consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment) (1)	Bed Licenses - Separable (2)	Lease Rights	Total	Goodwill (2)
Balances, December 31, 2022
Gross	$14,276	$2,471	$206	$16,953	$1,585
Accumulated amortization	(4,583)	—	(96)	(4,678)	—
Net carrying amount	$9,693	$2,471	$110	$12,275	$1,585
Balances, June 30, 2023
Gross	14,276	2,471	206	16,953	1,585
Accumulated amortization	(4,790)	—	(108)	(4,898)	—
Net carrying amount	$9,486	$2,471	$98	$12,055	$1,585
(1)
Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 4 – Property and Equipment).
(2)
The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

The following table summarizes amortization expense for the three and six and months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2023	2022	2023	2022
Bed licenses	$103	$104	$207	$207
Lease rights	6	6	12	12
Total amortization expense	$109	$110	$219	$219

Expected amortization expense for the years ending December 31, for all definite-lived intangibles, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2023 (6 months remaining)	$207	$12
2024	414	24
2025	414	24
2026	414	24
2027	414	14
Thereafter	7,623	-
Total expected amortization expense	$9,486	$98

NOTE 6. LEASES

Facility Lessee

As of June 30, 2023, the Company leased one SNF under a non-cancelable operating lease, which had rent escalation clauses and provisions for payments of real estate taxes, insurance, and maintenance costs. The Company also leased certain office space located in Suwanee, Georgia through the termination date of June 30, 2023. Effective July 1, 2023, the Company signed a sublease for 2,000 sq ft of office space in Dunwoody, GA. The sublease expires on July 31, 2025.

The remaining lease term for this one facility is approximately 5.8 years. As of June 30, 2023, the Company was in compliance with all operating lease financial covenants.

Future Minimum Lease Payments

Future minimum lease payments for the twelve months ending December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2023 (6 months remaining)	$312	$(7)	$305
2024	633	(50)	582
2025	645	(97)	549
2026	658	(141)	517
2027	671	(184)	487
Thereafter	914	(310)	604
Total	$3,833	$(789)	$3,044
(1)
Weighted average discount rate 3.85%.

Facilities Lessor

As of June 30, 2023, the Company was the lessor of 9 of its 11 owned facilities, and the sublessor of one facility. These leases are triple net basis leases, meaning that the lessee (i.e., the third-party tenant of the property) is obligated for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments to the Company. The weighted average remaining lease term for our 10 owned and subleased out facilities is approximately 5.8 years.

Future Minimum Lease Receivables

Future minimum lease receivables for the twelve months ending December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000's)
2023 (6 months remaining)	$3,139
2024	6,187
2025	6,034
2026	5,362
2027	5,445
Thereafter	11,605
Total	$37,772

For further details regarding the Company's leased and subleased facilities to third-party operators, including a full summary of the Company's leases to third-parties and which comprise the future minimum lease receivables of the Company, see Note 6 - Leases and Leasing Transactions in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report.

NOTE 7. ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	June 30, 2023	December 31, 2022
Accrued employee benefits and payroll-related	$356	$539
Real estate and other taxes (1)	2,667	2,428
Self-insured reserve	65	80
Accrued interest	223	210
Unearned rental revenue	-	43
Medicaid overpayment - Healthcare Services	52	169
Insurance escrow	55	—
Other accrued expenses	1,414	1,567
Total accrued expenses	$4,832	$5,036
(1)
June 30, 2023 includes approximately $2.3 million of franchise tax accruals for the Healthcare Services segment. December 31, 2022 includes approximately $2.2 million of franchise tax accruals for the Healthcare Services segment.

NOTE 8. NOTES PAYABLE AND OTHER DEBT

See Note 8 – Notes Payable and Other Debt in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report for a detailed description of all the Company's debt facilities.

Notes payable and other debt consists of the following:

(Amounts in 000’s)	June 30, 2023	December 31, 2022
Senior debt—guaranteed by HUD	$29,384	$29,782
Senior debt—guaranteed by USDA (1)	7,403	7,526
Senior debt—guaranteed by SBA(2)	567	580
Senior debt—bonds	6,117	6,253
Senior debt—other mortgage indebtedness	8,175	8,266
Other debt	1,490	895
Subtotal	53,136	53,302
Deferred financing costs	(988)	(1,005)
Unamortized discount on bonds	(116)	(119)
Notes payable and other debt	$52,032	$52,178
(1)
U.S. Department of Agriculture ("USDA")
(2)
U.S. Small Business Administration ("SBA")

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		June 30, 2023	December 31, 2022
Senior debt - guaranteed by HUD (2)
The Pavilion Care Center	Newpoint Capital	12/01/2039	Fixed	3.97%	$819	$835
Hearth and Care of Greenfield	Newpoint Capital	8/01/2050	Fixed	3.97%	1,929	1,949
Woodland Manor	Newpoint Capital	11/01/2052	Fixed	3.97%	4,936	4,980
Glenvue	Newpoint Capital	10/01/2044	Fixed	3.75%	7,189	7,297
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	6,250	6,344
Georgetown	Newpoint Capital	10/01/2046	Fixed	2.98%	3,167	3,214
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	5,095	5,163
Total					$29,385	$29,782
Senior debt - guaranteed by USDA (3)
Mountain Trace (4)	Community B&T	12/24/2036	Prime + 1.75%	9.25%	$3,610	$3,680
Southland (5)	Cadence Bank, NA	07/27/2036	Prime + 1.50%	9.00%	3,793	3,846
Total					$7,403	$7,526
Senior debt - guaranteed by SBA
Southland(6)	Cadence Bank, NA	07/27/2036	Prime + 2.25%	9.75%	$567	$580
Total					$567	$580

(1)
Represents cash interest rates as of June 30, 2023 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs, which range from 0.09% to 0.53% per annum.

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

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		June 30, 2023	December 31, 2022
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,117	$6,253
(1)
Represents cash interest rates as of June 30, 2023. The rates exclude amortization of deferred financing of approximately 0.1% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		June 30, 2023	December 31, 2022
Senior debt - other mortgage indebtedness
Meadowood (2)	Exchange Bank of Alabama	10/01/2026	Fixed	4.50%	$3,319	$3,319
Coosa (3)	Exchange Bank of Alabama	10/10/2026	Fixed	3.95%	4,856	4,946
Total					$8,175	$8,266
(1)
Represents cash interest rates as of June 30, 2023 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.34% per annum.
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

(Amounts in 000’s)
Lender	Maturity	Interest Rate		June 30, 2023	December 31, 2022
Other debt
First Insurance Funding (1)	Various 2023	Fixed	3.19%	$962	$357
Key Bank (2)	08/25/2025	Fixed	0.00%	495	495
Marlin Capital Solutions	06/1/2027	Fixed	5.00%	33	43
Total				$1,490	$895
(1)
Annual Insurance financing primarily for the Company's directors and officers insurance and professional liability for the facilities where the company is the licensed operator.
(2)
On December 30, 2022, Key Bank and the Company extended the maturity date from August 25, 2023 to August 25, 2025.

Debt Covenant Compliance

As of June 30, 2023, the Company had 16 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements, whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

As of June 30, 2023, the Company was in compliance with the various financial and administrative covenants under the Company's outstanding credit related instruments.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of June 30, 2023 for each of the next five years and thereafter.

For the Twelve Months Ended December 31,	(Amounts in 000’s)
2023 (6 months remaining)	$1,263
2024	1,966
2025	2,157
2026	8,622
2027	1,421
Thereafter	37,707
Subtotal	$53,136
Less: unamortized discounts	(116)
Less: deferred financing costs, net	(988)
Total notes and other debt	$52,032

NOTE 9. COMMON AND PREFERRED STOCK

On June 27, 2023, the Company convened a special meeting (the “Special Meeting”) of the holders of its 10.875% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Stock”) and the holders of its common stock (the “Common Stock”) and Series E Redeemable Preferred Shares (the “Series E Preferred Stock”). The Special Meeting was called to consider the proposals set forth in the Company’s definitive proxy statement/prospectus filed with the SEC on May 25, 2023 (as supplemented or amended, the “Proxy Statement/Prospectus”) in connection with the Company’s offer to exchange (the “Exchange Offer”) any and all outstanding shares of the Series A Preferred Stock for newly issued shares of the Company’s Series B Preferred Stock. The expiration date (the “Expiration Date”) for the Exchange Offer was 11:59 p.m., New York City time, on June 27, 2023.

All of the proposals presented at the Special Meeting were approved by the requisite votes of the applicable shareholders of the Company, including:

•
certain amendments to the Company’s Amended and Restated Articles of Incorporation (as in effect prior to such amendments, the “Prior Charter”) with respect to the Series A Preferred Stock to significantly reduce the rights of holders of Series A Preferred Stock (the “Series A Charter Amendments” and, such proposal, the “Preferred Series A Charter Amendment Proposal”); and
•
(i) a temporary amendment of the Prior Charter to increase the authorized number of shares of preferred stock to 6,000,000 shares and, following the consummation of the Exchange Offer, the subsequent amendment of the Prior Charter to decrease the authorized number of shares of preferred stock to 5,000,000 shares and (ii) the authorization, creation and designation by the Board of Directors of the Company (the “Board”), from the authorized but undesignated shares of preferred stock, of the Series B Preferred Stock (the “Series B Charter Amendments” and, such proposal, the “Series B Preferred Stock Proposal”); and
•
certain amendments to the Prior Charter relating to (i) the Series A Charter Amendments and (ii) the temporary amendment of the Prior Charter to increase the authorized number of shares of the Company to 61,000,000 shares, consisting of 55,000,000 shares of common stock and 6,000,000 shares of preferred stock, and, following the consummation of the Exchange Offer, the subsequent amendment of the Prior Charter to decrease the authorized number of shares of the Company to 60,000,000 shares, consisting of 55,000,000 shares of common stock and 5,000,000 shares of preferred stock (such proposal, the “Common Charter Amendment Proposal”).

On June 30, 2023, the Company closed the Exchange Offer. Continental Stock Transfer & Trust Company, the exchange agent in connection with the Exchange Offer, notified the Company that 2,252,272 shares of Series A Preferred Stock had been properly tendered (and not validly withdrawn) in the Exchange Offer, representing approximately 80.1% of the then outstanding shares of Series A Preferred Stock. All of the shares of Series A Preferred Stock properly tendered (and not validly withdrawn) prior to the Expiration Date pursuant to the Exchange Offer were accepted by the Company and were retired. On June 30, 2023, in exchange for each such share of Series A Preferred Stock, participating holders of Series A Preferred Stock received one share of Series B Preferred Stock, resulting in the issuance of 2,252,272 shares of Series B Preferred Stock. 559,263 shares of Series A Preferred Stock did not participate in the Exchange Offer and remain outstanding.

On July 3, 2023, in connection with the closing of the Exchange Offer, the Company filed Amended and Restated Articles of Incorporation (the “Charter”) with the Secretary of State of the State of Georgia.

Common Stock

As of June 30, 2023, the Company had 55,000,000 shares of Common Stock authorized and 1,893,908 shares issued and 1,883,028 shares outstanding. There were no dividends declared or paid on the common stock during the three and six and months ended June 30, 2023 and 2022.

Preferred Stock

As of June 30, 2023, the Company had 5,000,000 shares of Preferred Stock authorized and 2,811,535 shares issued and outstanding.

Series A Preferred Stock

On June 27, 2023, certain Preferred Series A Charter Amendments were approved at the Special Meeting to (i) reduce the liquidation preference of the Series A Preferred Stock to $5.00 per share, (ii) eliminate accumulated and unpaid dividends on the Series A Preferred Stock, (iii) eliminate future dividends on the Series A Preferred Stock, (iv) eliminate penalty events and the right of holders of Series A Preferred Stock to elect directors upon the occurrence of a penalty event, (v) reduce the redemption price of the Series A Preferred Stock in the event of an optional redemption to $5.00 per share, (vi) reduce the redemption price of the Series A Preferred Stock in the event of a “change of control” to $5.00 per share and (vii) change the voting rights of holders of Series A Preferred Stock when voting as a single class with any other class or series of stock to one vote per $5.00 liquidation preference.

The Company has accounted for the Series A Charter Amendments to the rights, preferences, and privileges of the Series A Preferred Stock as an extinguishment of the Series A Preferred Stock and issuance of new Series B Preferred Stock due to the significance of the modifications to the substantive contractual terms and the associated fundamental changes to the nature of the Series A Preferred Stock. Accordingly, the Company recorded an aggregate gain of $43.4 million within stockholders’ equity equal to the difference between the fair value of the new shares of Series B Preferred Stock issued and the carrying amount of the shares of Series A Preferred Stock extinguished. The gain on extinguishment is reflected in the calculation of net income (loss) available to common stockholders in accordance with FASB ASC Topic 260, Earnings per Share. The fair value of the Series A Preferred Stock was $0.76 per share based on a probability-weighted average of the expected return method.

On June 30, 2023, in connection with the closing of the Exchange Offer, 2,252,272 shares of Series A Preferred Stock were retired and exchanged for 2,252,272 shares of Series B Preferred Stock.

As of June 30, 2023, the Company had 559,263 shares of Series A Preferred Stock issued and outstanding, and the accumulated and unpaid dividends on the Series A Preferred Stock in the amount of $50.4 million were forfeited as part of the extinguishment. No dividends were declared or paid on the Series A Preferred Stock for the three and six and months ended June 30, 2023 and 2022.

Series B Preferred Stock

The terms and provisions of the Series B Preferred Stock include, among other things: (i) no stated maturity and not being subject to any sinking fund or mandatory redemption, except following a change of control and the cumulative redemption provisions, (ii) ranks senior to our common stock, our Series A Preferred Stock and any other shares of our stock that we may issue in the future, the terms of which specifically provide that such stock ranks junior to the Series B Preferred Stock, in each case with respect to payment of dividends and amounts upon the occurrence of a liquidation event, (iii) dividend rate is 12.5% per annum of the liquidation preference of the Series B Preferred Stock in effect on the first calendar day of the applicable dividend period, (iv) initial dividend period will commence July 1, 2027, (v) liquidation preference is initially be $10.00 per share and will increase over time, pursuant to the terms set forth in the Charter, to $25.00 per share upon the fourth anniversary date of the original issuance date, provided that once there are 200,000 or fewer shares of the Series B Preferred Stock outstanding, the liquidation preference will be reduced to $5.00 per share; and (vi) the Company must redeem, repurchase or otherwise acquire certain amount of shares of Series B Preferred Stock through the fourth anniversary of the original date of issuance as provided in the Charter. The fair value of the Series B Preferred Stock was $8.26 per share based on a probability-weighted average of the expected return method.

As of June 30, 2023, the Company had 2,252,272 shares of Series B Preferred Stock issued and outstanding. No dividends were declared or paid on the Series B Preferred Stock for the three and six and months ended June 30, 2023 and 2022.

Series E Preferred Stock

On February 13, 2023, the Board declared a dividend of one one-thousandth of a share of Series E Preferred Stock for each outstanding share of common stock, payable on February 28, 2023 to shareholders of record at 5:00 p.m. Eastern Time on February 27, 2023 (the “Dividend Record Date”). The Articles of Amendment Establishing Series E Redeemable Preferred Shares were filed with the Secretary of State of the State of Georgia and became effective on February 14, 2023. The Series E Preferred Stock was distributed on February 28, 2023 to shareholders of record on the Dividend Record Date.

All shares of Series E Preferred Stock were redeemed in connection with the Special Meeting. The Series E Preferred Stock designation has been eliminated from the Charter and, as of June 30, 2023, there are no shares of Series E Preferred Stock issued and outstanding.

NOTE 10. STOCK BASED COMPENSATION

Stock Incentive Plans

On November 4, 2020, the Board adopted, the Regional Health Properties, Inc. 2020 Equity Incentive Plan (the "2020 Plan"). The Company's shareholders approved the 2020 Plan on December 16, 2020 at the 2020 Annual Meeting of Shareholders of the Company. The maximum number of shares of common stock authorized for issuance under the 2020 Plan is 250,000 shares, subject to certain adjustments. No awards may be made under the 2020 Plan after the 10th anniversary of the date of shareholder approval of the 2020 Plan, and no incentive stock options may be granted after the 10th anniversary of the date of Board approval of the 2020 Plan. As of June 30, 2023, the number of securities remaining available for future issuance under the 2020 Plan is 52,805.

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

For the three and six and months ended June 30, 2023 and 2022, the Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2023	2022	2023	2022
Employee compensation:
Stock compensation expense	$155	$58	$236	$169
Forfeitures of stock based awards	—	(54)	—	(54)
Total employee stock-based compensation expense	$155	$4	$236	$115

As of June 30, 2023, the remaining stock-based compensation expense that is expected to be recognized in future periods is $0.4 million.

Restricted Stock

The following table summarizes the Company's restricted stock activity for the six months ended June 30, 2023:

	Number of Shares (000's)	Weighted Avg. Grant Date (per Share) Fair Value
Unvested, December 31, 2022	51	$8.99
Granted	99	$3.61
Vested	(26)	$9.06
Unvested, June 30, 2023	124	$4.68

The remaining unvested shares at June 30, 2023 will vest over the next 2.6 years with $0.4 million in compensation expense recognized over this period.

Common Stock Options

The following summarizes the Company's employee and non-employee stock option activity for the six months ended June 30, 2023:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2022	13	$47.53	0.5	$—
Granted	24	$3.32	9.5	$—
Outstanding and Vested, June 30, 2023	37	$18.63	6.6	$6.7

The aggregate intrinsic value of options outstanding and vested was calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2023. The fair value of the common stock is the closing stock price of the Company's Common Stock.

The following summary information reflects stock options outstanding, vested, and related details as of June 30, 2023:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested, June 30, 2023	Weighted Average Exercise Price
$3.32	24	9.5	$3.32	24	$3.32
$46.80 - $48.72	13	0.4	$47.42	13	$47.42
Total	37	6.6	$18.63	37	$18.63

Common Stock Warrants

The following summarizes the Company's employee and non-employee common stock warrant activity for the six months ended June 30, 2023:

	Outstanding and Exercisable
	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding and Vested, December 31, 2022	35	$53.31	1.9
Expired	(2)	$70.80	—
Outstanding and Vested, June 30, 2023	33	$52.38	1.5

The Company has no unrecognized compensation expense related to common stock warrants as of June 30, 2023.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of June 30, 2023, all of the Company's facilities operated by Regional or leased and subleased to third-party operators and managed for third-parties are certified by CMS and are operational. See Note 6 - Leases.

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

Professional and General Liability Claims

Claims on behalf of the Company's Former Patients prior to the Transition

As of June 30, 2023, the Company is a defendant in one professional and general liability action commenced on behalf of one of our former patients who received care at one of our facilities prior to the Transition. The plaintiff in this action alleges negligence due to failure to provide adequate and competent staff resulting in injuries, pain and suffering, mental anguish and malnutrition and seeks unspecified actual and compensatory damages, and unspecified punitive damages. This action is covered by insurance, except that any punitive damages awarded would be excluded from coverage. The case is set to go to trial on October 23, 2023.

Claims on behalf of the Company's Former Patients After the Transition

On May 2, 2023, Plaintiff Danielle Taylor, as Guardian and Conservator of Lynette Taylor filed suit against Tara Operator, LLC alleging negligent care and treatment of Ms. Taylor during her residence at Thunderbolt from June 12, 2021 through September 13, 2021. Specifically, Plaintiff’s claims relate to wound care management Ms. Taylor received while a resident at Thunderbolt. Plaintiff further alleges the Thunderbolt staff failed to develop reasonable interventions for Ms. Taylor’s care after wound development, failed to properly document her wounds, failed to maintain a consistent turning schedule or offloading of pressure, and failed to modify her care plan accordingly. According to Plaintiff, these failures resulted in Ms. Taylor needing bilateral, above the knee amputations of both legs. Plaintiff’s Complaint asserts the following causes of action: failure to exercise a reasonable degree of care and skill and breach of contract. Defendant responded with its Answer on June 28, 2023 and discovery is ongoing.

Claims on behalf of the Company's Prior or Current Tenant's Former Patients after the Transition

As of June 30, 2023, the Company is a defendant in an aggregate of 8 additional professional and general liability actions. These 9 additional professional and general liability actions were commenced on behalf of former patients of our current or prior tenants. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing at the applicable facility operated by our tenants. These actions all relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator (and of which four such actions relate to events which occurred after the Company sold such facilities) and are subject to such operators' indemnification obligations in favor of the Company. There is no assurance that our tenants will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.

During the six months ended June 30, 2023, the following professional and general liability action (included in the 10 actions mentioned above) related to our current or former tenant's former patients were filed against the Company.

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

The Company established a self-insurance reserve for its professional and general liability claims, included within Accrued expenses on the Company's consolidated balance sheets of $0.1 million and $0.2 million as of June 30, 2023 and December 31, 2022, respectively. Additionally, as of June 30, 2023 and December 31, 2022, $0.1 million and $0.1 million, was reserved for settlement amounts in Accounts payable on the Company's consolidated balance sheets. For additional information regarding the Company's self-insurance reserve, see Note 13 – Commitments and Contingencies in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report.

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

The table below presents the results of operations for our reporting segments for the periods presented.

	Three Months Ended June 30,			Three Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2023	2023	2023	2022	2022	2022	2023	2023	2023	2022	2022	2022
(Amounts in 000’s)	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total
Revenues:
Patient care revenues	$—	$2,526	$2,526	$—	$4,570	$4,570	$—	$4,442	$4,442	$—	$6,881	$6,881
Rental revenues	1,722	—	1,722	3,261	—	3,261	3,430	—	3,430	7,326	—	7,326
Management fees	247	—	247	255	—	255	525	—	525	519	—	519
Other revenues	103	—	103	7	—	7	107	—	107	14	—	14
Total revenues	2,072	2,526	4,598	3,523	4,570	8,093	4,062	4,442	8,504	7,859	6,881	14,740
Expenses:
Patient care expense	—	2,159	2,159	—	4,222	4,222	—	4,697	4,697	—	6,564	6,564
Facility rent expense	149	—	149	1,106	528	1,634	297	—	297	2,448	826	3,274
Cost of management fees	146	—	146	144	—	144	286	—	286	319	—	319
Depreciation and amortization	599	103	702	599	7	606	1,106	106	1,212	1,206	13	1,219
General and administrative expense	978	33	1,011	679	242	921	2,020	197	2,217	1,685	369	2,054
Doubtful accounts expense	—	24	24	466	—	466	—	40	40	2,227	—	2,227
Other operating expenses	91	130	221	337	292	629	170	143	313	636	332	968
Total expenses	1,963	2,449	4,412	3,331	5,291	8,622	3,879	5,183	9,062	8,521	8,104	16,625
Income (loss) from operations	109	77	186	192	(721)	(529)	183	(741)	(558)	(662)	(1,223)	(1,885)
Other expense:
Interest expense, net	601	78	679	636	3	639	1,279	80	1,359	1,266	25	1,291
Other expense, net	191	1	192	157	—	157	541	218	759	1,076	—	1,076
Total other expense, net	792	79	871	793	3	796	1,820	298	2,118	2,342	25	2,367
Net loss	$(683)	$(2)	$(685)	$(601)	$(724)	$(1,325)	$(1,637)	$(1,039)	$(2,676)	$(3,004)	$(1,248)	$(4,252)

Total assets for the Real Estate Services segment and Healthcare Services segment were $57.5 million and $8.4 million, respectively, as of June 30, 2023. Total assets for the Real Estate Services segment and Healthcare Services segment were $63.5 million and $5.6 million, respectively, as of December 31, 2022.

NOTE 13. SUBSEQUENT EVENTS

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. We have evaluated subsequent events occurring after June 30, 2023, and based on our evaluation have identified the subsequent events described below.

Effective July 1, 2023, the Company signed a sublease for 2,000 sq ft of office space in Dunwoody, GA. The sublease expires on June 30, 2025.

On July 3, 2023, in connection with the closing of the Exchange Offer, the Company filed the Charter with the Secretary of State of the State of Georgia. For further information regarding the rights and privileges of the Series A Preferred Stock and the Series B Preferred Stock, see Note 9 – Common and Preferred Stock.

On July 10, 2023, Plaintiff Sharon Hendricks filed suit against Tara Operator, LLC; ADK Georgia, LLC; Spring Valley, LLC; 3223 Falligant Avenue Associates, LP; Mansell Court Associates, LLC; and Wellington Healthcare Services II, LP alleging negligent care and treatment of Ms. Jones during her residence at Thunderbolt from July 12, 2021 through July 29, 2021. Specifically, Plaintiff’s claims relate to a fall Ms. Jones had on July 17, 2021 while at Thunderbolt. Plaintiff further alleges the Thunderbolt staff failed to administer medications as ordered, failed to initiate appropriate seizure protocols, and failed to properly update Ms. Jones’ care plan after the aforementioned fall. Plaintiff’s Complaint asserts the following causes of action: violation of 42 CFR 483.1; violation of OCGA 31-8-100; violation of federal and state statutes and regulations in the operation of a nursing home; professional negligence, ordinary negligence, negligent management and operation; breach of contract; failure to provide sufficient and properly trained staff; imputed liability; estate tort claims; joint enterprise; wrongful death; and punitive damages. Defendants are due to respond to this Complaint on or before September 11, 2023.

On August 1, 2023, we received a letter (the “Acceptance Letter”) from the NYSE American LLC (“NYSE American”) notifying the Company that its plan of compliance (the “Plan)” to regain compliance with Sections 1003(a)(i) and 1003(a)(ii) of the NYSE American Company Guide had been accepted. The NYSE American has granted the Company a plan period through November 10, 2024 to regain compliance with the continued listing standards.

On August 11, 2023, the Company and its former tenant, SL SNF, LLC, entered into a lease amendment (the “Amendment”) regarding the Southland facility. The amendment reduces the monthly rent to $43,000 effective April 1, 2023 and includes a $312,000 promissory note (the “Promissory Note”). The lease termination date under the amendment is October 31, 2024. Under the terms of the Promissory Note, the principal sum plus all accrued interest, accruing on the unpaid principal balance at a rate of 8% per annum, is due and payable on December 1, 2024, with minimum monthly payments of principal and interest of $18,353.00 per month beginning on July 1, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included therein and our Annual Report on Form 10-K for the year ended December 31, 2022, where certain terms have been defined.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We base these forward-looking statements on our current plans, expectations and beliefs about future events. There are risks, including the factors discussed in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report, that our actual experience will differ materially from these expectations. For more information, see “Forward-Looking Statements” below.

In this Quarterly Report, except as the context suggests otherwise, “Company,” “Regional Health Properties, Inc.,” “Regional Health,” “we,” “our,” “ours,” and “us” refer to Regional Health Properties, Inc. and its subsidiaries and predecessors.

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

Overview

Regional Health Properties, Inc., a Georgia corporation, is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior housing. We operate through two reportable segments: Real Estate and Healthcare Services. Our Real Estate segment consists of real estate investments in skilled nursing and senior housing facilities. We fund our real estate investments primarily through: (1) operational cash flow, (2) mortgages, and (3) sale of equity securities. Our Healthcare Services segment is comprised of an entity set up to operate our facilities as needed under our Portfolio Stabilization measures.

While the Company is a self-managed real estate investment company, the Company, when business conditions require, may undertake portfolio stabilization measures, such as operating a previously leased facility. For more information see "Recent Developments" below and Note 2 - Liquidity - Changes in Operational Liquidity - Portfolio Stabilization Measures and Note 6 - Leases to the Company's consolidated financial statements, which are included in Part I. Item 1 hereto.

Effective August 3, 2023, the Company’s 12.5% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Stock”) is quoted on the OTC Markets Group, Inc.’s OTCQB Venture Market under the symbol “RHEPB”.

Real Estate Portfolio

As of June 30, 2023, we had investments of approximately $66.5 million in eleven health care real estate properties and one leased property. We currently own eleven properties, consisting of nine skilled nursing facilities (“SNFs”) and two multi-service facilities. Nine facilities are pursuant to triple-net leases, one is managed by an external manager, and one is managed internally by the Company. The Company has one leased facility that is subleased pursuant to a triple-net lease.

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

Portfolio

The following table provides summary information regarding the number of facilities and related licensed beds/units as of June 30, 2023:

Location	Skilled Nursing Facilities	Multi Service Properties	Total Properties
Alabama	1	1	2
Georgia	3	-	3
North Carolina	1	-	1
Ohio	2	1	3
South Carolina	2	-	2
	9	2	11

Location	Skilled Nursing Beds/Units	Multi Service Beds/Units	Total Beds/Units
Alabama	124	90	214
Georgia	395	-	395
North Carolina	106	-	106
Ohio	112	194	306
South Carolina	180	-	180
	917	284	1,201

Location	Skilled Nursing Investment	Multi Service Investment	Total Investment
Alabama	$9,613,199	$4,884,514	$14,497,713
Georgia	24,475,283	-	24,475,283
North Carolina	7,224,953	-	7,224,953
Ohio	3,872,791	6,716,420	10,589,211
South Carolina	9,733,024	-	9,733,024
	$54,919,250	$11,600,934	$66,520,184

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation as of June 30, 2023:

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

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

Operating Metric	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023
Occupancy (%)	64.4%	65.7%	66.4%	66.8%
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

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown as of December 31,:

		Licensed Beds		Annual Lease Revenue (2)
	Number of Facilities	Count	Percent (%)	Amount ($) '000's (1)	Percent (%)
2023	1	50	4.8%	$110	1.8%
2024	1	126	11.9%	-	0.0%
2025	1	109	10.4%	910	15.2%
2026	0	0	0.0%	-	0.0%
2027	0	0	0.0%	-	0.0%
2028	4	355	33.8%	2,352	39.4%
2029	1	106	10.1%	538	9.0%
Thereafter	3	304	29.0%	2,066	34.6%
Total	11	1,050	100.0%	$5,976	100.0%
(1)
Straight-line rent.
(2)
See Note 6 - Leases to the consolidated financial statements included in Part I, Item 1 herein for a discussion of lease terminations.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percent Change	2023	2022	Percent Change
Revenues:
Patient care revenues	$2,526	$4,570	(44.7)%	$4,442	$6,881	(35.4)%
Rental revenues	1,722	3,261	(47.2)%	3,430	7,326	(53.2)%
Management fees	247	255	(3.1)%	525	519	1.2%
Other revenues	103	7	1371.4%	107	14	664.3%
Total revenues	4,598	8,093	(43.2)%	8,504	14,740	(42.3)%
Expenses:
Patient care expense	2,159	4,222	(48.9)%	4,697	6,564	(28.4)%
Facility rent expense	149	1,634	(90.9)%	297	3,274	(90.9)%
Cost of management fees	146	144	1.4%	286	319	(10.3)%
Depreciation and amortization	702	606	15.8%	1,212	1,219	(0.6)%
General and administrative expense	1,011	921	9.8%	2,217	2,054	7.9%
Doubtful accounts expense (recovery)	24	466	(94.8)%	40	2,227	(98.2)%
Other operating expenses	221	629	(64.9)%	313	968	(67.7)%
Total expenses	4,412	8,622	(48.8)%	9,062	16,625	(45.5)%
Income (Loss) from operations	186	(529)	(135.2)%	(558)	(1,885)	(70.4)%
Other expense:
Interest expense, net	679	639	6.3%	1,359	1,291	5.3%
Other expense, net	192	157	22.3%	759	1,076	(29.5)%
Total other expense, net	871	796	9.4%	2,118	2,367	(10.5)%
Net loss	$(685)	$(1,325)	(48.3)%	$(2,676)	$(4,252)	(37.1)%

Three Months Ended June 30, 2023 and 2022

Patient care revenues—Patient care revenues for the Healthcare Services segment, as a result of the Company operating the Meadowood the and Glenvue Facilities, were $2.5 million for the three months ended June 30, 2023, compared to $4.6 million for the same period in 2022. The 44.7% decrease is primarily due to the change in the facilities that were operated in the period compared to the prior period.

Rental revenues—Rental revenue for our Real Estate Services segment decreased by approximately $1.5 million to $1.7 million for the three months ended June 30, 2023, compared with $3.3 million for the same period in 2022. The 47.2% decrease is due to less rent collected from a reduction in the number of facilities subleased.

Patient care expense—Patient care expense was $2.2 million for the three months ended June 30, 2023 compared with $4.2 million for the same period in 2022. The current period expense decrease of $2.1 million was primarily due to the change in the facilities we are operating.

Facility rent expense—Facility rent of $0.1 million for the three months ended June 30, 2023 decreased 90.9% from $1.6 million for the same period in 2022 due to the termination of the Foster Lease.

Depreciation and amortization—Depreciation and amortization was $0.7 million for the three months ended June 30, 2023, compared to $0.6 million for the same period in 2022. The activity was mainly from reclassified capital expenditures, new equipment, and finished capital expense projects.

General and administrative expenses—General and administrative expenses were $1.0 million for the three months ended June 30, 2023 compared with $0.9 million for the same period in 2022. The increase was due to a slight increase in audit expenses and director's fees offset by a decrease in management fees due to the termination of the Foster Lease.

	Three Months Ended June 30,
(Amounts in 000’s)	2023	2022	Percent Change
General and administrative expenses:
Real Estate Services	$978	$679	44.0%
Healthcare Services	33	242	(86.2)%
Total	$1,011	$921	9.8%

Doubtful accounts expense—The current period expense of $0.0 million for the three months ended June 30, 2023 compared with $0.5 million for the same period in 2022 is primarily due to the reduction in the number of facilities caused by the termination of the Foster Lease.

Other operating expenses—Other operating expenses decreased by $0.4 million to $0.2 million for the three months ended June 30, 2023, compared with $0.6 million for the same period in 2022. The decrease was due to professional and legal services related to operator transition transactions along with decreased expenses related to the termination of the Foster Lease.

	Three Months Ended June 30,
(Amounts in 000’s)	2023	2022	Percent Change
Other operating expenses:
Real Estate Services	$91	$337	(73.1)%
Healthcare Services	130	292	(55.4)%
Total	$221	$629	(64.9)%

Other expense, net—Other expense remained the same and were $0.2 million for the three months ended June 30, 2023 and 2022. These expenses are related to professional and legal services incurred for evaluation and assistance with possible opportunities that improve the company's capital structure.

Six Months Ended June 30, 2023 and 2022

Patient care revenues—Patient care revenues for the Healthcare Services segment, as a result of the Company operating the Meadowood the and Glenvue Facilities, were $4.4 million for the six months ended June 30, 2023, compared to $6.9 million for the same period in 2022. The 35.4% decrease is primarily due to the change in the facilities that were operated in the period compared to the prior period.

Rental revenues—Rental revenue for our Real Estate Services segment decreased by approximately $3.9 million to $3.4 million for the six months ended June 30, 2023, compared with $7.3 million for the same period in 2022. The 53.2% decrease is due to less rent collected from a reduction in the number of facilities subleased.

Patient care expense—Patient care expense was $4.7 million for the six months ended June 30, 2023, compared with $6.6 million for the same period in 2022. The current period expense decrease of $1.9 million was primarily due to the change in the number of facilities we are operating.

Facility rent expense—Facility rent expense of $0.3 million for the six months ended June 30, 2023 decreased 90.9% from $3.3 million for the same period in 2022 due to the termination of the Foster Lease.

Depreciation and amortization—Depreciation and amortization was $1.2 million for the six months ended June 30, 2023, compared to $1.2 million for the same period in 2022.

General and administrative expenses—General and administrative expenses were $2.2 million for the six months ended June 30, 2023, compared with $2.0 million for the same period in 2022. The increase was due to a slight increase in audit expenses and director's fees offset by a decrease in management fees due to the termination of the Foster Lease.

	Six Months Ended June 30,
(Amounts in 000’s)	2023	2022	Percent Change
General and administrative expenses:
Real Estate Services	$2,020	$1,685	19.9%
Healthcare Services	197	369	(46.5)%
Total	$2,217	$2,054	7.9%

Doubtful accounts expense—Doubtful accounts expense was $0.0 million for six months ended June 30, 2023, compared to $2.2 million for the same period in 2022. The decrease is primarily due to the change in the number of facilities we are operating.

Other operating expenses—Other operating expenses decreased by approximately $0.7 million to $0.3 million for the six months ended June 30, 2023, compared with $1.0 million for the same period in 2022. The decrease was due to professional and legal services related to operator transition transactions along with decreased expenses related to the termination of the Foster Lease.

	Six Months Ended June 30,
(Amounts in 000’s)	2023	2022	Percent Change
Other operating expenses:
Real Estate Services	$170	$636	(73.3)%
Healthcare Services	143	332	(56.8)%
Total	$313	$968	(67.7)%

Other expense, net—Other expense, net decreased by approximately $0.3 million, to $0.8 million for the six months ended June 30, 2023, compared to $1.1 million for the same period in 2022 . These expenses are related to professional and legal services incurred for evaluation and assistance with possible opportunities that improve the company's capital structure. In addition, we incurred $0.2 million for professional services used to obtain the Employee Retention Tax Credit ("ERTC").

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months following the date of this filing. At June 30, 2023, the Company had $1.9 million in unrestricted cash.

During the six months ended June 30, 2023, the Company's net cash provided by operating activities was $3.0 million primarily due to collection of patient care receivables, the ERTC, and rent receivables. Management anticipates collecting a portion of the past due rent after the filing date and is currently negotiating various methods to collect the remaining unpaid rent.

As of June 30, 2023, the Company recorded an estimated allowance of $1.4 million against a gross accounts receivable of $4.4 million.

As of June 30, 2023, the Company had $52.0 million in indebtedness, net of $1.1 million deferred financing, and unamortized discounts. The Company anticipates net principal repayments of approximately $2.5 million during the next twelve-month period, approximately $1.4 million of routine debt service amortization, $1.0 million of insurance financing amortization, and a $0.1 million payment of bond debt.

Debt Modification

On December 30, 2022, the Company extended the maturity date on approximately $0.5 million other debt from August 25, 2023 to August 25, 2025 (known as the "KeyBank Exit Notes"). For further information, see Note 8 – Notes Payable and Other Debt to the consolidated financial statements included in Part I, Item 1 herein.

The Company is current with all of its Notes payable and other debt as described in Note 8 – Notes Payable and Other Debt to the consolidated financial statements included in Part I, Item 1 herein.

In 2020, the Company began exploring alternatives to retire or refinance the Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise. Costs associated with these efforts have been expensed as incurred in Other expense, net and were $0.5 million and $0.9 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

In connection with the completion of the Exchange Offer and the implementation of the Series A Charter Amendments and the Series B Charter Amendments, the liquidation preference of the Series A Preferred Stock was reduced, accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and future dividends on the Series A Preferred Stock were eliminated. As a result, $50.4 million in accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and, as of June 30, 2023, there are no accumulated and unpaid dividends on the Series A Preferred Stock. For further information regarding the Exchange Offer, Series A Charter Amendments and Series B Charter Amendments, see Note 2 – Liquidity and Note 9 – Common and Preferred Stock to the consolidated financial statements included in Part I, Item 1 herein.

Debt Covenant Compliance

As of June 30, 2023, the Company was in compliance with the various financial and administrative covenants under the Company's outstanding credit related instruments.

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

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the periods presented:

	Six Months Ended June 30,
(Amounts in 000’s)	2023	2022
Net cash provided by (used in) operating activities	$2,955	$(2,798)
Net cash used in investing activities	(854)	(152)
Net cash used in financing activities	(1,145)	(1,374)
Net change in cash and restricted cash	956	(4,324)
Cash and restricted cash at beginning of period	3,909	9,848
Cash and restricted cash, ending	$4,865	$5,524

Six Months Ended June 30, 2023

Net cash provided by operating activities—was approximately $3.0 million. The positive cash flow from operating activities were largely due to collection of the ERTC, collection of patient care receivables, and rent receivables.

Net cash used in investing activities—was approximately $0.9 million. The negative cash flow was mainly from reclassified capital expenditures, new equipment, and finished capital expense projects.

Net cash used in financing activities—was approximately $1.1 million. The cash was used to make routine payments totaling $1.1 million for our Senior debt obligations.

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

Off-Balance Sheet Arrangements

Guarantee

The Company subleased five facilities located in Ohio to the Aspire Sublessees, formerly affiliated with MSTC Development Inc., pursuant to the Aspire Subleases, whereby the Aspire Sublessees took possession of, and commenced operating, the Aspire Facilities as subtenant. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at June 30, 2023. For further information see Note 6 – Leases, to the consolidated financial statements included in Part I, Item 1 herein and also and Note 6 – Leases included in Part II, Item 8 of the Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report (the "Evaluation Date"). Based on such evaluation, principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective.

Our management believes a material weakness exists in our internal controls over financial reporting as of June 30, 2023 because we lack the necessary corporate accounting resources in our financial reporting processing and accounting functions as a result of recent departures of certain accounting and financial reporting personnel. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management will seek to remediate the material weakness described above through hiring qualified accounting and financial reporting personnel to replace the personnel who departed.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal controls over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

The Company is a defendant in various legal actions and administrative proceedings arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to patients. Although the Company settles cases from time to time when settlement can be achieved on a reasonable basis, the Company vigorously defends any matter in which it believes the claims lack merit and the Company has a reasonable chance to prevail at trial or in arbitration. Litigation is inherently unpredictable. There is no assurance that the outcomes of these matters will not have a material adverse effect on the Company's financial condition. Although arising in the ordinary course of the Company's business, certain of these matters are described in Note 11 - Commitments and Contingencies to the consolidated financial statements included in Part I, Item 1 herein.

Item 1A. Risk Factors.

For a detailed description of certain risk factors that could affect our business, operations and financial condition, see Part I, Item 1A., Risk Factors, included in the Annual Report, as supplemented and modified by the risk factors set forth below in this Item 1A. The risk factors described in the Annual Report and this Quarterly Report (collectively, the “Risk Factors”) do not describe all risks applicable to our business, and we intend it only as a summary of certain material factors. The Risk Factors should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report because the Risk Factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. If any of the risks actually occur, our business, financial condition, or results of operations could be negatively affected. In that case, the trading price of the common stock, the Series A Preferred Stock and the Series B Preferred Stock could decline.

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

While the Company has received approximately 88% of its expected monthly rental receipts from tenants for the quarter ended June 30, 2023, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient or timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis, as has occurred with more than one of our operators.

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

In addition, the COVID-19 pandemic led to CMS, the OIG and other regulatory agencies implementing various waivers and flexibilities intended to minimize burdens for healthcare providers and other industry participants that faced the challenges of the COVID-19 pandemic. These included, for example, coverage requirement waivers (e.g., three-day prior hospitalization requirement for SNF stay coverage), exercising administrative discretion in fraud and abuse enforcement, and waivers relating to telehealth and licensure requirements. The national emergency and public health emergency declarations related to the COVID-19 pandemic ended on May 11, 2023. Consequently, many of the waivers and flexibilities that were implemented by CMS, the OIG and other regulatory agencies in response to the COVID-19 pandemic expired on May 11, 2023. We are unable to estimate at this time the impact these developments may have on the Company’s business.

We are currently out of compliance with the continued listing standards of the NYSE American LLC ("NYSE American"). Our failure to resume compliance with the continued listing standards or make continued progress toward compliance consistent with a plan of compliance we intend to submit to NYSE Regulation may result in the delisting of our common stock and Series A Preferred Stock.

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

As part of these continued listing requirements, under Sections 1003(a)(i) and 1003(a)(ii) of the NYSE American Company Guide, which require an issuer to have (i) shareholders’ equity of $2.0 million or more if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years and (ii) shareholders’ equity of $4.0 million or more since if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years, respectively. Our audited consolidated financial statements for the year ended December 31, 2022 reflect shareholders’ equity of approximately $3.7 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years. On May 10, 2023, we received a letter from the NYSE American (the "Initial Deficiency Letter") notifying us that we are not in compliance with Section 1003(a)(ii) of the NYSE American Company Guide. As a result, we became subject to the procedures and requirements of Section 1009 of the NYSE American Company Guide. On June 9, 2023, we submitted a plan to the NYSE American advising of actions we have taken or will take to regain compliance with the continued listing standards by November 10, 2024. On June 29, 2023, we received a letter from the NYSE American (the "Second Deficiency Letter") notifying us that we are not in compliance with Section 1003(a)(i) of the NYSE Company Guide. On August 1, 2023, we received a letter (the “Acceptance Letter”) from the NYSE American notifying us that the plan was accepted. The NYSE American has granted the Company a plan period through November 10, 2024 to regain compliance with the continued listing standards. We have been advised that if we do not make progress consistent with the plan or we fail to regain compliance by the deadline, then the NYSE American may commence delisting procedures.

Although we intend to regain compliance with the continued listing requirements prior to November 10, 2024, we may be unable to do so. If delisting proceedings are commenced, the NYSE American rules permit us to appeal a staff delisting determination. Our common stock and Series A Preferred Stock will continue to be listed and traded on the NYSE American during the plan period, subject to our compliance with the NYSE American’s other applicable continued listing standards. If

NYSE American delists our common stock or Series A Preferred Stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for these securities, reduced liquidity, decreased analyst coverage of these securities, and an inability for us to obtain additional financing to fund our operations.

We may conduct a transaction or transactions prior to November 10, 2024 that could result in significant dilution to our existing shareholders. The transaction(s) could include the private investment in public equity, a public rights offering, a debt restructuring or any combination of these or similar transactions with the intent of maintaining our NYSE American listings. Such transaction(s), if completed, would be dilutive to certain shareholders, could adversely affect the market price of our common stock, Series A Preferred Stock and Series B Preferred Stock, would involve some expense and management distraction from our business and ultimately may not be successful in maintaining our NYSE American listings.

To maintain our NYSE American listings, we may conduct a private investment in public equity, a public rights offering, a debt restructuring or any combination of these or similar transactions prior to November 10, 2024. Although we may not complete any of these transactions, if a transaction occurs, it would be dilutive to certain shareholders and could adversely or favorably affect the market price of our common stock, Series A Preferred Stock and Series B Preferred Stock. Furthermore, any transaction would involve some expense and management distraction from our business, and it is possible that despite the transaction, we may still be unsuccessful in maintaining our NYSE American listings. If NYSE American delists our common stock or Series A Preferred Stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for these securities, reduced liquidity, decreased analyst coverage of these securities, and an inability for us to obtain additional financing to fund our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

In connection with the completion of the Exchange Offer and the implementation of the Series A Charter Amendments and the Series B Charter Amendments, the liquidation preference of the Series A Preferred Stock was reduced, accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and future dividends on the Series A Preferred Stock were eliminated. As a result, $50.4 million in accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and, as of June 30, 2023, there are no accumulated and unpaid dividends on the Series A Preferred Stock. For further information regarding the Exchange Offer, Series A Charter Amendments and Series B Charter Amendments, see Note 2 – Liquidity and Note 9 – Common and Preferred Stock to the consolidated financial statements included in Part I, Item 1 herein.

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective July 3, 2023	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on July 6, 2023

3.24	Amended and Restated Bylaws of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.3 of the Registrant's Current Report on Form 8-K12B filed on October 10, 2017

3.2(a)	Amendment No. 1 to Amended and Restated Bylaws of Regional Health Properties, Inc., effective June 27, 2023	Incorporated by reference to Exhibit 3.6 of the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4 (Reg. No. 333-269750) filed on June 28, 2023

4.1	Description of Regional Health Properties, Inc. Capital Stock	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on July 6, 2023

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	August 18, 2023	/s/ Brent Morrison
Brent Morrison
Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 18, 2023	/s/ Paul O'Sullivan
Paul O'Sullivan
Senior Vice President (Principal Financial Officer)