Form 10-Q
period 2023-09-30
REGIONAL HEALTH PROPERTIES, INC
filed 2023-11-14
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023 the registrant had 1,883,028 shares of common stock, no par value, outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000's)

	September 30, 2023	December 31, 2022

	(Unaudited)
ASSETS
Property and equipment, net	$45,806	$46,611
Cash	1,427	843
Restricted cash	3,208	3,066
Accounts receivable, net of allowances of $1,579 and $1,298	2,035	6,289
Prepaid expenses and other	903	746
Notes receivable	1,060	1,099
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	92	110
Right-of-use operating lease assets	2,588	2,848
Goodwill	1,585	1,585
Lease deposits and other deposits	4	—
Straight-line rent receivable	2,830	2,912
Total assets	$64,009	$68,580
LIABILITIES AND EQUITY
Senior debt, net	$44,208	$45,163
Bonds, net	5,989	6,120
Other debt, net	1,181	895
Accounts payable	2,783	3,293
Accrued expenses	4,806	5,036
Operating lease obligation	2,948	3,226
Other liabilities	1,707	1,131
Total liabilities	63,622	64,864

Stockholders' equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,894 and 1,793 shares issued and 1,883 and 1,784 shares outstanding at September 30, 2023 and December 31, 2022, respectively	63,023	62,702
Preferred stock, no par value; 5,000 shares authorized (including amounts authorized for Series A and Series B); shares issued and outstanding designated as follows:
Preferred stock, Series A, no par value; 560 shares authorized, issued and outstanding at September 30, 2023, with a redemption amount $426 at September 30, 2023; 5,000 shares authorized, 2,812 shares issued and outstanding at December 31, 2022, with a redemption amount of $70,288	426	62,423
Preferred stock, Series B, no par value; 2,812 shares authorized; 2,252 shares issued and outstanding at September 30, 2023, with a redemption amount $18,602 at September 30, 2023; no shares authorized, issued and outstanding at December 31, 2022	18,602	—
Accumulated deficit	(81,664)	(121,409)
Total stockholders' equity	387	3,716
Total liabilities and stockholders' equity	$64,009	$68,580

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000's, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Patient care revenues	$2,136	$7,769	$6,577	$14,650
Rental revenues	1,739	3,000	5,170	10,326
Management fees	263	255	788	774
Other revenues	—	6	107	20
Total revenues	4,138	11,030	12,642	25,770
Expenses:
Patient care expense	2,313	7,476	7,010	14,040
Facility rent expense	149	1,451	446	4,725
Cost of management fees	156	140	442	459
Depreciation and amortization	526	600	1,738	1,819
General and administrative expense	972	1,378	3,190	3,432
Doubtful accounts expense	229	1,515	269	3,742
Other operating expenses	197	441	511	1,409
Total expenses	4,542	13,001	13,606	29,626
Loss from operations	(404)	(1,971)	(964)	(3,856)
Other (income) expense:
Interest expense, net	708	564	2,066	1,855
Other (income) expense, net	(139)	(2,164)	620	(1,088)
Total other (income) expense, net	569	(1,600)	2,686	767
Net loss	$(973)	$(371)	$(3,650)	$(4,623)
Preferred stock dividends - undeclared	—	(2,249)	—	(6,748)
Preferred stock dividends - gain on extinguishment	—	—	43,395	—
Net profit (loss) attributable to Regional Health Properties, Inc. common stockholders	$(973)	$(2,620)	$39,745	$(11,371)
Net profit (loss) per share of common stock attributable to Regional Health Properties, Inc.
Basic:	$(0.52)	$(1.48)	$21.18	$(6.40)
Diluted:	$(0.52)	$(1.48)	$21.18	$(6.40)
Weighted average shares of common stock outstanding:
Basic:	1,883,028	1,768,720	1,876,138	1,775,637
Diluted:	1,883,028	1,768,720	1,876,138	1,775,637

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in 000's)

(Unaudited)

	Shares of Common Stock Outstanding	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Common stock and additional paid-in capital	Preferred stock A, no par value	Preferred stock B, no par value	Accumulated Deficit	Total
Balance, December 31, 2022	1,784	2,812	—	(9)	$62,702	$62,423	$—	$(121,409)	$3,716
Restricted stock issuance	99	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	81	—	—	—	81
Net loss	—	—	—	—	—	—	—	(1,992)	(1,992)
Balances, March 31, 2023	1,883	2,812	—	(9)	$62,783	$62,423	$—	$(123,401)	$1,805
Extinguishment of Series A Preferred Stock		(2,252)	—	—	—	(61,997)	—	—	(61,997)
Exchange of Series A to Series B	—	—	2,252	—	—	—	18,602	43,395	61,997
Stock-based compensation	—	—	—	—	155	—	—	—	155
Forfeitures of stock-based awards		—	—	(2)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(685)	(685)
Balances, June 30, 2023	1,883	560	2,252	(11)	$62,938	$426	$18,602	$(80,691)	$1,275
Stock-based compensation	—	—	—	—	85	—	—	—	85
Net loss	—	—	—	—	—	—	—	(973)	(973)
Balances, September 30, 2023	1,883	560	2,252	(11)	$63,023	$426	$18,602	$(81,664)	$387

	Shares of Common Stock Outstanding	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred stock A, no par value	Preferred stock B, no par value	Accumulated Deficit	Total
Balances, December 31, 2021	1,775	2,812	—	(1)	$62,515	$62,423	$—	$(114,542)	$10,396
Restricted stock issuance	24	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	111	—	—	—	111
Exercise of restricted share awards net settlement option	—	—	—	(8)	(46)	—	—	—	(46)
Net loss	—	—	—	—	—	—	—	(2,927)	(2,927)
Balances, March 31, 2022	1,799	2,812	—	(9)	$62,580	$62,423	$—	$(117,469)	$7,534
Forfeitures of stock-based awards	(30)	—	—	—	4	—	—	—	4
Net loss	—	—	—	—	—	—	—	(1,325)	(1,325)
Balances, June 30, 2022	1,769	2,812	—	(9)	$62,584	$62,423	$—	$(118,794)	$6,213
Stock-based compensation	—	—	—	—	58	—	—	—	58
Net loss	—	—	—	—	—	—	—	(371)	(371)
Balances, September 30, 2022	1,769	2,812	—	(9)	$62,642	$62,423	$—	$(119,165)	$5,900

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,650)	$(4,623)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,738	1,819
Stock-based compensation expense	321	173
Rent expense (less than) in excess of cash paid	(18)	126
Rent revenue less than (in excess) of cash received	(298)	(1,410)
Amortization of deferred financing costs, debt discounts and premiums	56	67
Bad debt expense	269	3,742
Changes in operating assets and liabilities:
Accounts receivable	4,053	(4,349)
Prepaid expenses and other assets	1,157	533
Lease deposits and other deposits	(4)	—
Accounts payable and accrued expenses	(739)	2,013
Other liabilities	575	(262)
Net cash provided by (used in) operating activities	3,460	(2,171)
Cash flows from investing activities:
Purchase of property and equipment	(916)	(183)
Net cash used in investing activities	(916)	(183)
Cash flows from financing activities:
Payment of senior debt	(988)	(1,219)
Payment of other debt	(813)	(882)
Debt extinguishment and issuance costs	(17)	—
Proceeds from other debt	—	50
Repurchase of common stock	—	(46)
Net cash used in financing activities	(1,818)	(2,097)
Net change in cash and restricted cash	726	(4,451)
Cash and restricted cash, beginning	3,909	9,848
Cash and restricted cash, ending	$4,635	$5,397

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash interest paid	$2,004	$1,797
Supplemental disclosure of non-cash activities:
Vendor-financed insurance	$962	$1,078
Exchange of preferred stock Series A to Series B	$18,602	$—
Gain on extinguishment of preferred stock	$43,395	$—
Account receivable converted to note receivable	$312	$—

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2023

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

As of September 30, 2023 and December 31, 2022, the Company reserved for approximately $1.6 million and $1.3 million, respectively, of uncollected receivables. Accounts receivable, net of allowance, totaled $2.0 million at September 30, 2023 and $6.3 million at December 31, 2022.

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	September 30, 2023	December 31, 2022
Gross receivables
Real Estate Services	$908	$1,094
Healthcare Services	2,706	6,493
Subtotal	3,614	7,587
Allowance
Real Estate Services	(338)	(338)
Healthcare Services	(1,241)	(960)
Subtotal	(1,579)	(1,298)
Accounts receivable, net of allowance	$2,035	$6,289

Prepaid Expenses and Other

As of September 30, 2023 and December 31, 2022, the Company had approximately $0.9 million and $0.7 million , respectively, in prepaid expenses and other; the $0.2 million increase is related to insurance for the Meadowood and Glenvue facility operations, while the other amounts are predominantly for directors' and officers' insurance, NYSE American annual fees, and mortgage insurance premiums.

Accounts Payable

The following table presents the Company's Accounts payable for the periods presented:

(Amounts in 000’s)	September 30, 2023	December 31, 2022
Accounts payable
Real Estate Services	$1,052	$797
Healthcare Services	1,731	2,496
Total Accounts payable	$2,783	$3,293

Other Expense, net

The Company retained a law firm to evaluate and assist with possible opportunities to improve the Company's capital structure. For the three months ended September 30, 2023 and September 30, 2022, these costs were $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2023 and September 30, 2022, these costs were $0.8 million and $1.1 million, respectively.

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or finance lease. As of September 30, 2023, all of the Company's leased facilities are accounted for as operating leases. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

The Company recognizes both right of use assets and lease liabilities for leases in which we lease land, real property, or other equipment. We assess any new contracts or modification of contracts in accordance with ASC 842, Leases to determine the existence of a lease and its classification.

We report revenues and expenses for real estate taxes and insurance where the lessee has not made those payments directly to a third-party in accordance with its respective leases with us. Additionally, we expense certain leasing costs, other than leasing commissions, as they are incurred. The present value of minimum lease payments was calculated on each lease, using a discount rate that approximated our incremental borrowing rate and the current lease term. See Note 6– Leases for more information on the Company's operating leases.

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

As of September 30, 2023 and December 21, 2022 the Company determined remaining escheatment liabilities for discontinued operations are $0.8 million and are included in accrued expenses.

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

Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

	September 30,
(Share amounts in 000’s)	2023	2022
Stock options	37	13
Warrants - employee	32	34
Warrants - non employee	1	5
Total anti-dilutive securities	70	52

The weighted average contractual terms in years for these securities as of September 30, 2023, with no intrinsic value, are 6.3 years for the stock options and 1.2 years for the warrants.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing, during the twelve months following the date of this filing. At September 30, 2023, the Company had $1.4 million in unrestricted cash.

During the nine months ended September 30, 2023, the Company's cash provided by operating activities was $3.5 million primarily due to collection of the Employee Retention Tax Credit. The Company is seeking collection of the past due rent. In addition, management is working to expedite the time it takes to collect and receive aged patient receivables. Cash flow from operations in the future will be based on the operational performance of the facilities under the company's management, Glenvue and Meadowood, as well as continued uncertainty of the COVID-19 pandemic and its impact on the Company's business, financial condition and results of operations.

Series A Preferred Stock Exchange Offer

In connection with the completion of the Exchange Offer and the implementation of the Series A Charter Amendments and the Series B Charter Amendments, the liquidation preference of the Series A Preferred Stock was reduced, accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and future dividends on the Series A Preferred Stock were eliminated. As a result, $50.4 million in accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and, as of September 30, 2023, there are no accumulated and unpaid dividends on the Series A Preferred Stock. For further information regarding the Exchange Offer, Series A Charter Amendments and Series B Charter Amendments, see Note 9 – Common and Preferred Stock.

Debt

As of September 30, 2023, the Company had $51.4 million in indebtedness, net of $1.1 million deferred financing costs and unamortized discounts. The Company anticipates net principal repayments of approximately $2.3 million during the next twelve-month period, approximately $1.5 million of routine debt service amortization, $0.7 million of insurance financing amortization, and a $0.1 million payment of bond debt.

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

Debt Covenant Compliance

At September 30, 2023, the Company was in compliance with the various financial and administrative covenants related to all of the Company's credit facilities.

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

Portfolio Stabilization Measures. In the past, our operators did not provide lease guarantees from affiliated entities. Given this, certain operators have terminated their leases in light of operational difficulties caused by the COVID-19 pandemic. While the Company is a self-managed real estate investment company that invests in real estate, when business conditions require, the Company undertakes portfolio stabilization measures. The table below summarizes the lease terminations related to existing properties as of September 30, 2023 since the onset of the COVID-19 pandemic and the Company’s resulting portfolio stabilization measures:

Date	Facility Name	Former Operator	Current Operator

April 2022	Meadowood	C.R. Management	Regional Health (managed by Cavalier Senior Living Operations)

August 2022	Glenvue	C.R. Management	Regional Health

For more information, see Note 1 – Organization and Significant Accounting Policies, Note 6 – Leases and Note 12 – Segment Results.

Capital Requirements. The operation of the facilities listed above will require additional working capital, which is partially offset by cash flow received from the operation of these facilities. Since January, 2021, the Company's Accounts Receivable, net of allowance and Accounts Payable for the Healthcare Services segment have grown to $1.8 million and $1.7 million, respectfully.

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

NOTE 3. CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	September 30, 2023	December 31, 2022
Cash	$1,427	$843

Restricted cash:
Cash collateral	$118	$135
HUD and other replacement reserves	2,138	2,155
Escrow deposits	635	459
Restricted investments for debt obligations	317	317
Total restricted cash	3,208	3,066

Total cash and restricted cash	$4,635	$3,909

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

NOTE 4. PROPERTY AND EQUIPMENT

The following table sets forth the Company's property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	September 30, 2023	December 31, 2022
Buildings and improvements	5-40	$64,429	$63,746
Equipment and computer related	2-10	1,615	1,807
Land (1)	—	2,774	2,774
Property and equipment		68,818	68,327
Less: accumulated depreciation and amortization		(23,012)	(21,716)
Property and equipment, net		$45,806	$46,611
(1)
Includes $0.1 million of land improvements with an average estimated useful remaining life of approximately 5.3 years.

The following table summarizes total depreciation and amortization expense three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2023	2022	2023	2022
Depreciation	$416	$490	$1,409	$1,490
Amortization	110	110	329	329
Total depreciation and amortization expense	$526	$600	$1,738	$1,819

NOTE 5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and Goodwill consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment) (1)	Bed Licenses - Separable (2)	Lease Rights	Total	Goodwill (2)
Balances, December 31, 2022
Gross	$14,276	$2,471	$206	$16,953	$1,585
Accumulated amortization	(4,583)	—	(96)	(4,678)	—
Net carrying amount	$9,693	$2,471	$110	$12,275	$1,585
Balances, September 30, 2023
Gross	14,276	2,471	206	16,953	1,585
Accumulated amortization	(4,894)	—	(114)	(5,008)	—
Net carrying amount	$9,382	$2,471	$92	$11,945	$1,585
(1)
Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 4 – Property and Equipment).
(2)
The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

The following table summarizes amortization expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2023	2022	2023	2022
Bed licenses	$104	$104	$311	$311
Lease rights	6	6	18	18
Total amortization expense	$110	$110	$329	$329

Expected amortization expense for the years ending December 31, for all definite-lived intangibles, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2023 (3 months remaining)	$103	$6
2024	414	24
2025	414	24
2026	414	24
2027	414	14
Thereafter	7,623	-
Total expected amortization expense	$9,382	$92

NOTE 6. LEASES

Facility and Office Lessee

As of September 30, 2023, the Company leased one SNF under a non-cancelable operating lease, which had rent escalation clauses and provisions for payments of real estate taxes, insurance, and maintenance costs. The Company also leased certain office space located in Suwanee, Georgia through the termination date of June 30, 2023. Effective July 1, 2023, the Company signed a sublease for 2,000 sq ft of office space in Dunwoody, GA. The sublease expires on July 31, 2025.

The remaining lease term for this one facility and our office lease is approximately 5.6 years and 1.8 years, respectively. As of September 30, 2023, the Company was in compliance with all operating lease financial covenants.

Future Minimum Lease Payments

Future minimum lease payments for the twelve months ending December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2023 (3 months remaining)	$156	$(2)	$154
2024	633	(39)	594
2025	645	(85)	560
2026	658	(131)	527
2027	671	(174)	497
Thereafter	914	(298)	616
Total	$3,677	$(729)	$2,948
(1)
Weighted average discount rate 3.85%.

Facilities Lessor

On August 11, 2023, the Company and its former tenant, SL SNF, LLC, entered into a lease amendment (the “Amendment”) regarding the Southland facility. The amendment reduces the monthly rent to $43,000 effective April 1, 2023 and includes a $312,000 promissory note (the “Promissory Note”). The lease termination date under the amendment is October 31, 2024. Under the terms of the Promissory Note, the principal sum plus all accrued interest, accruing on the unpaid principal balance at a rate of 8% per annum, is due and payable on December 1, 2024, with minimum monthly payments of principal and interest of $18,353 per month beginning on July 1, 2023. As on September 30, 2023, no promissory note payments have been received from SL SNF, LLC.

As of September 30, 2023, the Company was the lessor of 9 of its 11 owned facilities, and the sublessor of one facility. These leases are triple net basis leases, meaning that the lessee (i.e., the third-party tenant of the property) is obligated for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments to the Company. The weighted average remaining lease term for our 10 owned and subleased out facilities is approximately 5.5 years.

Future Minimum Lease Receivables

Future minimum lease receivables for the twelve months ending December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000's)
2023 (3 months remaining)	$1,577
2024	6,187
2025	6,034
2026	5,362
2027	5,445
Thereafter	11,605
Total	$36,210

For further details regarding the Company's leased and subleased facilities to third-party operators, including a full summary of the Company's leases to third-parties and which comprise the future minimum lease receivables of the Company, see Note 6 - Leases and Leasing Transactions in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report.

NOTE 7. ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	September 30, 2023	December 31, 2022
Accrued employee benefits and payroll-related	$328	$539
Real estate and other taxes (1)	2,891	2,428
Self-insured reserve	62	80
Accrued interest	222	210
Unearned rental revenue	-	43
Medicaid overpayment - Healthcare Services	56	169
Insurance escrow	79	—
Other accrued expenses	1,168	1,567
Total accrued expenses	$4,806	$5,036
(1)
September 30, 2023 includes approximately $2.5 million of franchise tax accruals for the Healthcare Services segment. December 31, 2022 includes approximately $2.2 million of franchise tax accruals for the Healthcare Services segment.

NOTE 8. NOTES PAYABLE AND OTHER DEBT

See Note 8 – Notes Payable and Other Debt in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report for a detailed description of all the Company's debt facilities.

Notes payable and other debt consists of the following:

(Amounts in 000’s)	September 30, 2023	December 31, 2022
Senior debt—guaranteed by HUD	$29,183	$29,782
Senior debt—guaranteed by USDA (1)	7,332	7,526
Senior debt—guaranteed by SBA(2)	562	580
Senior debt—bonds	6,117	6,253
Senior debt—other mortgage indebtedness	8,089	8,266
Other debt	1,181	895
Subtotal	52,464	53,302
Deferred financing costs	(971)	(1,005)
Unamortized discount on bonds	(115)	(119)
Notes payable and other debt	$51,378	$52,178
(1)
U.S. Department of Agriculture ("USDA")
(2)
U.S. Small Business Administration ("SBA")

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		September 30, 2023	December 31, 2022
Senior debt - guaranteed by HUD (2)
The Pavilion Care Center	Newpoint Capital	12/01/2039	Fixed	3.97%	$810	$835
Hearth and Care of Greenfield	Newpoint Capital	8/01/2050	Fixed	3.97%	1,919	1,949
Woodland Manor	Newpoint Capital	11/01/2052	Fixed	3.97%	4,913	4,980
Glenvue	Newpoint Capital	10/01/2044	Fixed	3.75%	7,134	7,297
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	6,203	6,344
Georgetown	Newpoint Capital	10/01/2046	Fixed	2.98%	3,144	3,214
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	5,061	5,163
Total					$29,184	$29,782
Senior debt - guaranteed by USDA (3)
Mountain Trace (4)	Community B&T	12/24/2036	Prime + 1.75%	10.00%	$3,575	$3,680
Southland (5)	Cadence Bank, NA	07/27/2036	Prime + 1.50%	9.75%	3,757	3,846
Total					$7,332	$7,526
Senior debt - guaranteed by SBA
Southland(6)	Cadence Bank, NA	07/27/2036	Prime + 2.25%	10.50%	$562	$580
Total					$562	$580

(1)
Represents cash interest rates as of September 30, 2023 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs, which range from 0.09% to 0.53% per annum.

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

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		September 30, 2023	December 31, 2022
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,117	$6,253
(1)
Represents cash interest rates as of September 30, 2023. The rates exclude amortization of deferred financing of approximately 0.1% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		September 30, 2023	December 31, 2022
Senior debt - other mortgage indebtedness
Meadowood (2)	Exchange Bank of Alabama	10/01/2026	Fixed	4.50%	$3,279	$3,319
Coosa (3)	Exchange Bank of Alabama	10/10/2026	Fixed	3.95%	4,810	4,946
Total					$8,089	$8,266
(1)
Represents cash interest rates as of September 30, 2023 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.34% per annum.
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

(Amounts in 000’s)
Lender	Maturity	Interest Rate		September 30, 2023	December 31, 2022
Other debt
First Insurance Funding (1)	Various 2023	Fixed	3.19%	$658	$357
Key Bank (2)	08/25/2025	Fixed	0.00%	495	495
Marlin Capital Solutions	06/1/2027	Fixed	5.00%	28	43
Total				$1,181	$895
(1)
Annual Insurance financing primarily for the Company's directors and officers insurance and professional liability for the facilities where the company is the licensed operator.
(2)
On December 30, 2022, Key Bank and the Company extended the maturity date from August 25, 2023 to August 25, 2025.

Debt Covenant Compliance

As of September 30, 2023, the Company had 16 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements, whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

As of September 30, 2023, the Company was in compliance with the various financial and administrative covenants under the Company's outstanding credit related instruments.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of September 30, 2023 for each of the next five years and thereafter.

For the Twelve Months Ended December 31,	(Amounts in 000’s)
2023 (3 months remaining)	$660
2024	2,046
2025	2,269
2026	8,746
2027	1,562
Thereafter	37,181
Subtotal	$52,464
Less: unamortized discounts	(115)
Less: deferred financing costs, net	(971)
Total notes and other debt	$51,378

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

Common Stock

As of September 30, 2023, the Company had 55,000,000 shares of Common Stock authorized and 1,893,908 shares issued and 1,883,028 shares outstanding. There were no dividends declared or paid on the common stock during the three and nine months ended September 30, 2023 and 2022.

Preferred Stock

As of September 30, 2023 , the Company had 5,000,000 shares of Preferred Stock authorized and 2,811,535 shares issued and outstanding.

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

As of September 30, 2023, the Company had 559,263 shares of Series A Preferred Stock issued and outstanding, and the accumulated and unpaid dividends on the Series A Preferred Stock in the amount of $50.4 million were forfeited as part of the extinguishment. No dividends were declared or paid on the Series A Preferred Stock for the three and nine months ended September 30, 2023 and 2022.

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

As of September 30, 2023, the Company had 2,252,272 shares of Series B Preferred Stock issued and outstanding. No dividends were declared or paid on the Series B Preferred Stock for the three and nine months ended September 30, 2023 and 2022.

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

All shares of Series E Preferred Stock were redeemed in connection with the Special Meeting. The Series E Preferred Stock designation has been eliminated from the Charter and, as of September 30, 2023, there are no shares of Series E Preferred Stock issued and outstanding.

NOTE 10. STOCK BASED COMPENSATION

Stock Incentive Plans

On November 4, 2020, the Board adopted, the Regional Health Properties, Inc. 2020 Equity Incentive Plan (the "2020 Plan"). The Company's shareholders approved the 2020 Plan on December 16, 2020 at the 2020 Annual Meeting of Shareholders of the Company. The maximum number of shares of common stock authorized for issuance under the 2020 Plan is 250,000 shares, subject to certain adjustments. No awards may be made under the 2020 Plan after the 10th anniversary of the date of shareholder approval of the 2020 Plan, and no incentive stock options may be granted after the 10th anniversary of the date of Board approval of the 2020 Plan. As of September 30, 2023, the number of securities remaining available for future issuance under the 2020 Plan is 52,805.

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

For the three and nine months ended September 30, 2023 and 2022, the Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2023	2022	2023	2022
Employee compensation:
Stock compensation expense	$85	$58	$321	$227
Forfeitures of stock based awards	—	—	—	(54)
Total employee stock-based compensation expense	$85	$58	$321	$173

As of September 30, 2023, the remaining stock-based compensation expense that is expected to be recognized in future periods is $0.3 million.

Restricted Stock

The following table summarizes the Company's restricted stock activity for the nine months ended September 30, 2023:

	Number of Shares (000's)	Weighted Avg. Grant Date (per Share) Fair Value
Unvested, December 31, 2022	51	$8.99
Granted	99	$3.61
Vested	(26)	$9.06
Unvested, September 30, 2023	124	$4.68

The remaining unvested shares at September 30, 2023 will vest over the next 2.0 years with $0.3 million in compensation expense recognized over this period.

Common Stock Options

The following summarizes the Company's employee and non-employee stock option activity for the nine months ended September 30, 2023:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2022	13	$47.53	1.6	$—
Granted	24	$3.32
Outstanding and Vested, September 30, 2023	37	$18.63	6.3	$—

The aggregate intrinsic value of options outstanding and vested was calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2023. The fair value of the common stock is the closing stock price of the Company's Common Stock.

The following summary information reflects stock options outstanding, vested, and related details as of September 30, 2023:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares Vested, September 30, 2023 (000,s)	Weighted Average Exercise Price
$3.32	24	9.3	$3.32	24	$3.32
$46.80 - $48.72	13	0.9	$47.42	13	$47.42
Total	37	6.3	$18.63	37	$18.63

Common Stock Warrants

The following summarizes the Company's employee and non-employee common stock warrant activity for the nine months ended September 30, 2023:

	Outstanding and Exercisable
	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding and Vested, December 31, 2022	35	$53.31	1.9
Expired	(2)	$70.80
Outstanding and Vested, September 30, 2023	33	$52.38	1.2

The Company has no unrecognized compensation expense related to common stock warrants as of September 30, 2023.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of September 30, 2023, all of the Company's facilities operated by Regional or leased and subleased to third-party operators and managed for third-parties are certified by CMS and are operational. See Note 6 - Leases.

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

Professional and General Liability Claims

Claims on behalf of the Company's Former Patients prior to the Transition

As of September 30, 2023, the Company is a defendant in one professional and general liability action commenced on behalf of one of our former patients who received care at one of our facilities prior to the Transition. The plaintiff in this action alleges negligence due to failure to provide adequate and competent staff resulting in injuries, pain and suffering, mental anguish and malnutrition and seeks unspecified actual and compensatory damages, and unspecified punitive damages. This action is covered by insurance, except that any punitive damages awarded would be excluded from coverage. The case is set to go to trial on October 23, 2023.

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

Claims on behalf of the Company's Prior or Current Tenant's Former Patients after the Transition

As of September 30, 2023, the Company is a defendant in an aggregate of 9 additional professional and general liability actions. These 9 additional professional and general liability actions were commenced on behalf of former patients of our current or prior tenants. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing at the applicable facility operated by our tenants. These actions all relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator (and of which four such actions relate to events which occurred after the Company sold such facilities) and are subject to such operators' indemnification obligations in favor of the Company. There is no assurance that our tenants will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.

During the nine months ended September 30, 2023, the following professional and general liability actions (included in the 10 actions mentioned above) related to our current or former tenant's former patients were filed against the Company.

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

The Company established a self-insurance reserve for its professional and general liability claims, included within Accrued expenses on the Company's consolidated balance sheets of $0.1 million and $0.2 million as of September 30, 2023 and December 31, 2022, respectively. Additionally, as of September 30, 2023 and December 31, 2022, $0.1 million and $0.1 million, respectively, was reserved for settlement amounts in Accounts payable on the Company's consolidated balance sheets. For additional information regarding the Company's self-insurance reserve, see Note 13 – Commitments and Contingencies in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report.

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

The table below presents the results of operations for our reporting segments for the periods presented.

	Three Months Ended September 30,			Three Months Ended September 30,
	2023	2023	2023	2022	2022	2022
(Amounts in 000’s)	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total
Revenues:
Patient care revenues	$—	$2,136	$2,136	$—	$7,769	$7,769
Rental revenues	1,739	—	1,739	3,000	—	3,000
Management fees	263	—	263	255	—	255
Other revenues	—	—	—	6	—	6
Total revenues	2,002	2,136	4,138	3,261	7,769	11,030
Expenses:
Patient care expense	—	2,313	2,313	—	7,476	7,476
Facility rent expense	149	—	149	923	528	1,451
Cost of management fees	156	—	156	140	—	140
Depreciation and amortization	472	54	526	590	10	600
General and administrative expense	950	22	972	975	403	1,378
Doubtful accounts expense	—	229	229	1,515	—	1,515
Other operating expenses	54	143	197	(80)	521	441
Total expenses	1,781	2,761	4,542	4,063	8,938	13,001
Income (loss) from operations	221	(625)	(404)	(802)	(1,169)	(1,971)
Other (income) expense:
Interest expense, net	669	39	708	633	(69)	564
Other (income) expense, net	(541)	402	(139)	(2,164)	—	(2,164)
Total other (income) expense, net	128	441	569	(1,531)	(69)	(1,600)
Net income (loss)	$93	$(1,066)	$(973)	$729	$(1,100)	$(371)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2023	2023	2023	2022	2022	2022
(Amounts in 000’s)	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total
Revenues:
Patient care revenues	$—	$6,577	$6,577	$—	$14,650	$14,650
Rental revenues	5,170	—	5,170	10,326	—	10,326
Management fees	788	—	788	774	—	774
Other revenues	107	—	107	20	—	20
Total revenues	6,065	6,577	12,642	11,120	14,650	25,770
Expenses:
Patient care expense	—	7,010	7,010	—	14,040	14,040
Facility rent expense	446	—	446	3,899	826	4,725
Cost of management fees	442	—	442	459	—	459
Depreciation and amortization	1,578	160	1,738	1,796	23	1,819
General and administrative expense	2,970	220	3,190	2,660	772	3,432
Doubtful accounts expense	—	269	269	3,742	—	3,742
Other operating expenses	225	286	511	555	854	1,409
Total expenses	5,661	7,945	13,606	13,111	16,515	29,626
Income (loss) from operations	404	(1,368)	(964)	(1,991)	(1,865)	(3,856)
Other (income) expense:
Interest expense, net	1,947	119	2,066	1,898	(43)	1,855
Other (income) expense, net	—	620	620	(1,088)	—	(1,088)
Total other (income) expense, net	1,947	739	2,686	810	(43)	767
Net income (loss)	$(1,543)	$(2,107)	$(3,650)	$(2,801)	$(1,822)	$(4,623)

Total assets for the Real Estate Services segment and Healthcare Services segment were $57.0 million and $7.0 million, respectively, as of September 30, 2023. Total assets for the Real Estate Services segment and Healthcare Services segment were $63.5 million and $5.6 million, respectively, as of December 31, 2022.

NOTE 13. SUBSEQUENT EVENTS

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. We have evaluated subsequent events occurring after September 30, 2023, and based on our evaluation have identified the subsequent events described below.

On October 13, 2023, the lawsuit against the Company filed by one of our former patients prior to the transition referenced in Note 11 settled for an undisclosed sum within insurance policy limits. In addition, the Company's motion for summary judgment presented on October 23, 2023 was granted, and the Company was dismissed from the lawsuit with prejudice on November 3, 2023.

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

Real Estate Portfolio

As of September 30, 2023, we had investments of approximately $66.5 million in eleven health care real estate properties and one leased property. We currently own eleven properties, consisting of nine skilled nursing facilities (“SNFs”) and two multi-service facilities. Nine facilities are pursuant to triple-net leases, one is managed by an external manager, and one is managed internally by the Company. The Company has one leased facility that is subleased pursuant to a triple-net lease.

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

Portfolio

The following table provides summary information regarding the number of facilities and related licensed beds/units as of September 30, 2023:

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

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation as of September 30, 2023:

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

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

Operating Metric	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023
Occupancy (%)	65.7%	66.4%	66.8%	66.9%
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

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown as of December 31,:

		Licensed Beds		Annual Lease Revenue (2)
	Number of Facilities	Count	Percent (%)	Amount ($) '000's (1)	Percent (%)
2023	1	50	4.8%	$44	0.7%
2024	1	126	11.9%	-	0.0%
2025	1	109	10.4%	910	15.4%
2026	0	0	0.0%	-	0.0%
2027	0	0	0.0%	-	0.0%
2028	4	355	33.8%	2,352	39.8%
2029	1	106	10.1%	538	9.1%
Thereafter	3	304	29.0%	2,066	35.0%
Total	11	1,050	100.0%	$5,911	100.0%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in 000’s)	2023	2022	Percent Change	2023	2022	Percent Change
Revenues:
Patient care revenues	$2,136	$7,769	(72.5)%	$6,577	$14,650	(55.1)%
Rental revenues	1,739	3,000	(42.0)%	5,170	10,326	(49.9)%
Management fees	263	255	3.1%	788	774	1.8%
Other revenues	—	6	(100.0)%	107	20	435.0%
Total revenues	4,138	11,030	(62.5)%	12,642	25,770	(50.9)%
Expenses:
Patient care expense	2,313	7,476	(69.1)%	7,010	14,040	(50.1)%
Facility rent expense	149	1,451	(89.7)%	446	4,725	(90.6)%
Cost of management fees	156	140	11.4%	442	459	(3.7)%
Depreciation and amortization	526	600	(12.3)%	1,738	1,819	(4.5)%
General and administrative expense	972	1,378	(29.5)%	3,190	3,432	(7.1)%
Doubtful accounts expense	229	1,515	(84.9)%	269	3,742	(92.8)%
Other operating expenses	197	441	(55.3)%	511	1,409	(63.7)%
Total expenses	4,542	13,001	(65.1)%	13,606	29,626	(54.1)%
Loss from operations	(404)	(1,971)	(79.5)%	(964)	(3,856)	(75.0)%
Other (income) expense:
Interest expense, net	708	564	25.5%	2,066	1,855	11.4%
Other (income) expense, net	(139)	(2,164)	(93.6)%	620	(1,088)	(157.0)%
Total other (income) expense, net	569	(1,600)	(135.6)%	2,686	767	250.2%
Net loss	$(973)	$(371)	162.3%	$(3,650)	$(4,623)	(21.0)%

Three Months Ended September 30, 2023 and 2022

Patient care revenues—Patient care revenues for the Healthcare Services segment, as a result of the Company operating the Meadowood and Glenvue Facilities, were $2.1 million for the three months ended September 30, 2023, compared to $7.8 million for the same period in 2022. The 72.5% decrease is primarily due to the change in the facilities that were operated in the period compared to the prior period.

Rental revenues—Rental revenue for our Real Estate Services segment decreased by approximately $1.3 million to $1.7 million for the three months ended September 30, 2023, compared with $3.0 million for the same period in 2022. The 42.0% decrease is due to less rent collected from a reduction in the number of facilities subleased.

Patient care expense—Patient care expense was $2.3 million for the three months ended September 30, 2023 compared with $7.5 million for the same period in 2022. The current period expense decrease of $5.2 million was primarily due to the change in the facilities we are operating.

Facility rent expense—Facility rent of $0.1 million for the three months ended September 30, 2023 decreased 89.7% from $1.5 million for the same period in 2022 due to the termination of the Foster Lease.

Depreciation and amortization—Depreciation and amortization was $0.5 million for the three months ended September 30, 2023, compared to $0.6 million for the same period in 2022.

General and administrative expenses—General and administrative expenses were $1.0 million for the three months ended September 30, 2023 compared with $1.4 million for the same period in 2022. The decrease was due to an increase in audit expenses and director's fees offset by a decrease in management fees due to the termination of the Foster Lease.

	Three Months Ended September 30,
(Amounts in 000’s)	2023	2022	Percent Change
General and administrative expenses:
Real Estate Services	$950	$975	(2.6)%
Healthcare Services	22	403	(94.5)%
Total	$972	$1,378	(29.5)%

Doubtful accounts expense—The current period expense of $229.0 thousand for the three months ended September 30, 2023 compared with $1.5 million for the same period in 2022 is primarily due to the reduction in the number of facilities caused by the termination of the Foster Lease.

Other operating expenses—Other operating expenses decreased by $0.2 million to $0.2 million for the three months ended September 30, 2023, compared with $0.4 million for the same period in 2022. The decrease was due to professional and legal services related to operator transition transactions along with decreased expenses related to the termination of the Foster Lease.

	Three Months Ended September 30,
(Amounts in 000’s)	2023	2022	Percent Change
Other operating expenses:
Real Estate Services	$54	$(80)	(167.8)%
Healthcare Services	143	521	(72.6)%
Total	$197	$441	(55.3)%

Other (income) expense, net—Other (income) expense increased by $2.1 million to ($0.1) million for the three months ended September 30, 2023, compared with ($2.2) million for the same period in 2022. These other expenses are related to professional and legal services incurred for evaluation and assistance with possible opportunities that improve the company's capital structure. For three months ended September 30, 2022, these other expenses were offset by the $2.4 million gain recognized related to the write-down of certain accounts payable balances for unclaimed property.

Nine Months Ended September 30, 2023 and 2022

Patient care revenues—Patient care revenues for the Healthcare Services segment, as a result of the Company operating the Meadowood and Glenvue Facilities, were $6.6 million for the nine months ended September 30, 2023, compared to $14.7 million for the same period in 2022. The 55.1% decrease is primarily due to the change in the facilities that were operated in the period compared to the prior period.

Rental revenues—Rental revenue for our Real Estate Services segment decreased by approximately $5.1 million to $5.2 million for the nine months ended September 30, 2023, compared with $10.3 million for the same period in 2022. The 49.9% decrease is due to less rent collected from a reduction in the number of facilities subleased.

Patient care expense—Patient care expense was $7.0 million for the nine months ended September 30, 2023, compared with $14.0 million for the same period in 2022. The current period expense decrease of $7.0 million was primarily due to the change in the number of facilities we are operating.

Facility rent expense—Facility rent expense of $0.4 million for the nine months ended September 30, 2023 decreased 90.6% from $4.7 million for the same period in 2022 due to the termination of the Foster Lease.

Depreciation and amortization—Depreciation and amortization was $1.7 million for the nine months ended September 30, 2023, compared to $1.8 million for the same period in 2022.

General and administrative expenses—General and administrative expenses were $3.2 million for the nine months ended September 30, 2023, compared with $3.4 million for the same period in 2022. The decrease was due to a slight increase in audit expenses and director's fees offset by a decrease in management fees due to the termination of the Foster Lease.

	Nine Months Ended September 30,
(Amounts in 000’s)	2023	2022	Percent Change
General and administrative expenses:
Real Estate Services	$2,970	$2,660	11.7%
Healthcare Services	220	772	(71.5)%
Total	$3,190	$3,432	(7.1)%

Doubtful accounts expense—Doubtful accounts expense was $0.3 million for nine months ended September 30, 2023, compared to $3.7 million for the same period in 2022. The decrease is primarily due to the change in the number of facilities we are operating.

Other operating expenses—Other operating expenses decreased by approximately $0.9 million to $0.5 million for the nine months ended September 30, 2023, compared with $1.4 million for the same period in 2022. The decrease was due to professional and legal services related to operator transition transactions along with decreased expenses related to the termination of the Foster Lease.

	Nine Months Ended September 30,
(Amounts in 000’s)	2023	2022	Percent Change
Other operating expenses:
Real Estate Services	$225	$555	(59.5)%
Healthcare Services	286	854	(66.5)%
Total	$511	$1,409	(63.7)%

Other (income) expense, net—Other (income) expense, net increase by approximately $1.7 million, to $0.6 million for the nine months ended September 30, 2023, compared to ($1.1) million for the same period in 2022 . These expenses are related to professional and legal services incurred for evaluation and assistance with possible opportunities that improve the company's capital structure. In addition, we incurred $0.2 million for professional services used to obtain the Employee Retention Tax Credit ("ERTC"). For the nine months ended September 30, 2022, these other expenses were offset by the $2.4 million gain recognized related to the write-down of certain accounts payable balances for unclaimed property.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months following the date of this filing. At September 30, 2023, the Company had $1.4 million in unrestricted cash.

During the nine months ended September 30, 2023, the Company's net cash provided by operating activities was $3.5 million primarily due to collection of patient care receivables, the ERTC, and rent receivables. Management anticipates collecting a portion of the past due rent after the filing date and is currently negotiating various methods to collect the remaining unpaid rent.

As of September 30, 2023, the Company recorded an estimated allowance of $1.6 million against a gross accounts receivable of $3.6 million.

As of September 30, 2023, the Company had $51.4 million in indebtedness, net of $1.1 million deferred financing, and unamortized discounts. The Company anticipates net principal repayments of approximately $2.3 million during the next twelve-month period, approximately $1.5 million of routine debt service amortization, $0.7 million of insurance financing amortization, and a $0.1 million payment of bond debt.

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

In 2020, the Company began exploring alternatives to retire or refinance the Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise. Costs associated with these efforts have been expensed as incurred in Other (income) expense, net and were $0.6 million and $1.3 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

In connection with the completion of the Exchange Offer and the implementation of the Series A Charter Amendments and the Series B Charter Amendments, the liquidation preference of the Series A Preferred Stock was reduced, accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and future dividends on the Series A Preferred Stock were eliminated. As a result, $50.4 million in accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and, as of September 30, 2023, there are no accumulated and unpaid dividends on the Series A Preferred Stock. For further information regarding the Exchange Offer, Series A Charter Amendments and Series B Charter Amendments, see Note 2 – Liquidity and Note 9 – Common and Preferred Stock to the consolidated financial statements included in Part I, Item 1 herein.

Debt Covenant Compliance

As of September 30, 2023, the Company was in compliance with the various financial and administrative covenants under the Company's outstanding credit related instruments.

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

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
(Amounts in 000’s)	2023	2022
Net cash provided by (used in) operating activities	$3,460	$(2,171)
Net cash used in investing activities	(916)	(183)
Net cash used in financing activities	(1,818)	(2,097)
Net change in cash and restricted cash	726	(4,451)
Cash and restricted cash at beginning of period	3,909	9,848
Cash and restricted cash, ending	$4,635	$5,397

Nine Months Ended September 30, 2023

Net cash provided by operating activities—was approximately $3.5 million. The positive cash flow from operating activities were largely due to collection of the ERTC, collection of patient care receivables, and rent receivables.

Net cash used in investing activities—was approximately $0.9 million. The negative cash flow was mainly from reclassified capital expenditures, new equipment, and finished capital expense projects.

Net cash used in financing activities—was approximately $1.8 million. The cash was used to make routine payments totaling $1.8 million for our debt obligations.

Nine Months Ended September 30, 2022

Net cash used by operating activities — was approximately $2.2 million. The negative cash flow from operating activities was primarily caused by nonpayment of rent from Beacon and Symmetry and changes in working capital requirements, mostly due to accounts receivable increase of $3.3 million, for the facilities we operate.

Net cash used in investing activities — was approximately $0.2 million. This capital expenditure was for computer hardware, software and furniture and fixtures for the Tara Facility.

Net cash used in financing activities—was approximately $2.1 million. The cash was used to make routine payments totaling $1.2 million for our debt obligations and $0.9 million for Other debt.

Off-Balance Sheet Arrangements

Guarantee

The Company subleased five facilities located in Ohio to the Aspire Sublessees, formerly affiliated with MSTC Development Inc., pursuant to the Aspire Subleases, whereby the Aspire Sublessees took possession of, and commenced operating, the Aspire Facilities as subtenant. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at September 30, 2023. For further information see Note 6 – Leases, to the consolidated financial statements included in Part I, Item 1 herein and also and Note 6 – Leases included in Part II, Item 8 of the Annual Report.

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

Our management believes a material weakness exists in our internal controls over financial reporting as of September 30, 2023 because we lack the necessary corporate accounting resources in our financial reporting processing and accounting functions as a result of recent departures of certain accounting and financial reporting personnel. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

While the Company has received approximately 95% of its expected monthly rental receipts from tenants for the quarter ended September 30, 2023, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient or timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis, as has occurred with more than one of our operators.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

In connection with the completion of the Exchange Offer and the implementation of the Series A Charter Amendments and the Series B Charter Amendments, the liquidation preference of the Series A Preferred Stock was reduced, accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and future dividends on the Series A Preferred Stock were eliminated. As a result, $50.4 million in accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and, as of September 30, 2023, there are no accumulated and unpaid dividends on the Series A Preferred Stock. For further information regarding the Exchange Offer, Series A Charter Amendments and Series B Charter Amendments, see Note 2 – Liquidity and Note 9 – Common and Preferred Stock to the consolidated financial statements included in Part I, Item 1 herein.

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

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	November 14, 2023	/s/ Brent Morrison
Brent Morrison
Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 14, 2023	/s/ Paul O'Sullivan
Paul O'Sullivan
Senior Vice President (Principal Financial Officer)