Form 10-K
period 2023-12-31
REGIONAL HEALTH PROPERTIES, INC
filed 2024-04-01
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 001-33135

Regional Health Properties, Inc.

(Exact name of registrant as specified in its charter)

Georgia	81-5166048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1050 Crown Pointe Parkway, Suite 720, Atlanta, GA	30338
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code (678) 869-5116

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	RHE	NYSE American
Series A Redeemable Preferred Stock, no par value	RHE-PA	NYSE American

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

The aggregate market value of Regional Health Properties, Inc.’s common stock, no par value, held by non-affiliates as of June 30, 2023, the last business day of Regional Health Properties, Inc.’s most recently completed second fiscal quarter was $5,980,720. The number of shares of Regional Health Properties, Inc., common stock, no par value, outstanding as of March 16, 2024, was 1,839,028.

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
•
Epidemics or pandemics, including the COVID-19 pandemic, and the related impact on our tenants, operators and healthcare facilities:
•
Our ability to raise capital through equity and debt financings, and the cost of such capital;
•
Our ability to meet the continued listing requirements of the NYSE American LLC (the “NYSE American”) and to maintain the listing of our securities thereon;
•
Our dependence on the operating success of our tenants and their ability to meet their obligations to us;
•
Operational risks with respect to our Healthcare Services segment;
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
•
Our concentration in the healthcare property sector particularly in skilled nursing facilities and assisted living facilities making our profitability more vulnerable to a downturn in a specific sector than if we were investing in multiple industries;
•
The impact of liabilities associated with our legacy business of owning and operating healthcare properties, including pending and potential professional and general liability claims;
•
The relatively illiquid nature of real estate investments;
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

We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Part I, Item IA., “Risk Factors” in this Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (“SEC”), including subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We caution you that any forward-looking statements made in this Annual Report are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I.

Item 1. Business

Description of Business

In this Annual Report, except as the context suggests otherwise, the words "Regional Health" or "Regional" refer to Regional Health Properties, Inc., a Georgia corporation, and the words "Company," "we," "ours" and "us" refer to Regional Health and its subsidiaries.

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

We operate through two reportable segments: (i) real estate segment, which consists of owning and leasing/subleasing healthcare facilities, predominantly skilled nursing facilities ("SNFs") and assisted living facilities ("ALFs"), to third-party tenants, which in turn operate the facilities (the "Real Estate segment"); and (ii) healthcare services segment, which consists of operating healthcare facilities (the "Healthcare Services segment").

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

Our principal executive offices are located at 1050 Crown Point Parkway, Suite 720, Atlanta, Georgia 30338 , and our telephone number is (678) 869-5116. We maintain a website at www.regionalhealthproperties.com. We make available free of charge on our website certain of our recent SEC filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those filings as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These reports are also available on the SEC’s website at http://www.sec.gov. The contents of our website are not incorporated by reference herein or in any of our filings with the SEC.

Certain corporate governance materials, including our Board of Directors (the “Board”) committee charters and our Code of Business Conduct and Ethics, are posted on our website under the heading “Investor Relations” and then “Committee Charters.” From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC or NYSE American, or as desirable to further the continued effective and efficient governance of our company.

Industry Trends

The skilled nursing sector of the long-term care industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting of patient care to lower cost settings. The growth of the senior population in the U.S. continues to increase healthcare costs, often faster than the available funding from government-sponsored healthcare programs. In response, federal and state governments have adopted cost containment measures that encourage the treatment of patients in more cost effective settings, such as SNFs, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals, inpatient rehabilitation facilities and other post-acute care settings. As a result, SNFs generally serve a larger population of higher acuity patients than in the past.

Growth drivers for SNFs, according to projections published by the U.S. Census Bureau, revolve around the percentage of Americans who are turning 65 increasing from 16% of the population in 2019 to a projected 21.6% of the population in 2030, as well as the average life expectancy of the general population increasing from 79.7 years in 2019 to a projected 81.7 years in 2030. This translates into an estimated increase of the 65+ population from 54.1 million to 80.8 million in 2019 and 2030, respectively. It is expected that these additional 26.7 million Americans will drive up demand for SNFs and facilities that house and provide care to this aging demographic, especially as they age into the prime 75+ age category.

The skilled nursing industry is large, highly fragmented, and characterized predominantly by numerous local and regional providers. Based on a decrease in the number of SNFs over the past few years, we expect that the supply and demand balance in the skilled nursing industry will continue to improve. We also anticipate that, as life expectancy continues to increase in the United States, notwithstanding the recent declines due to the COVID-19 pandemic and to increased deaths amongst younger and middle-aged individuals (predominantly due to the overdose epidemic and suicides), the overall demand for skilled nursing services will increase. More importantly for our business model, as reported by Assistant Secretary for Planning and Evaluation (ASPE), only 9% as of the year ended November 13, 2023. This indicates potential acquisitions and consolidation opportunities for Regional Health and organic growth represented by the aforementioned demographic trends.

We believe the skilled nursing industry has been, and will continue to be, impacted by several other trends. The use of long-term care insurance is increasing among seniors as a means of planning for the costs of skilled nursing care services. In addition, as a result of increased mobility in society, reduced average family size, and increased number of two-wage earner couples, more seniors are looking for alternatives outside their own family for their care. Further, we have identified a widening supply and demand imbalance within the SNF space. According to the American Health Care Association, the number of nursing home facilities has declined from 15,600 facilities in 2016 to 15,000 in 2023. We anticipate that this decline in the number of nursing home facilities in light of the demographic trends identified above sets up conditions for increased utilization of SNF facilities.

Our Real Estate Portfolio

We have a geographically diverse portfolio of healthcare investments across the Southeast U.S. that offer a range of services including skilled nursing, assisted and independent living and memory care As of December 31, 2023, we had investments of approximately $67.2 million in eleven health care real estate facilities consisting of nine SNFs and two multi-service campuses (of which one multi-service campus contains two co-located properties) located in five states. We also lease one SNF which we sublease to a third-party operator.

Skilled nursing facilities. SNFs provide services that include daily nursing, therapeutic rehabilitation, social services, activities, housekeeping, nutrition, medication management and administrative services for individuals requiring certain assistance for activities in daily living. A typical SNF includes mostly one and two bed units, each equipped with a private or shared bathroom and community dining facilities.

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

Assisted living facilities. ALFs provide services that include assistance for activities in daily living and permit residents to maintain some of their privacy and independence as they do not require constant supervision and assistance. Services bundled within one regular monthly fee usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24-hour availability of assistance with the activities of daily living, such as eating, dressing and bathing. Professional nursing and healthcare services are usually available at the community on call or at regularly scheduled times. A typical ALF is comprised of studios and one- and two-bedroom suites, each equipped with private bathrooms and efficiency kitchens.

Memory care communities. Memory care communities offer specialized options, services and clinical programs for individuals suffering from Alzheimer’s disease and other forms of dementia. Purpose-built memory care communities offer a more residential environment than offered in a secured unit of a nursing facility. Memory Care communities offer dedicated care and specialized programming from specially trained staff for various conditions relating to memory loss in a secured environment that is typically smaller in scale and more residential in nature than traditional ALFs. Residents require a higher level of care, a secure environment, customized therapeutic recreation programs and more assistance with activities of daily living than in ALF. Therefore, these communities have staff available 24 hours a day to respond to the unique needs of their residents.

Multi-Service Campuses. Multi-service campuses generally include some combination of co-located skilled nursing, independent living, assisted living and/or memory care units all housed at a single location and operated as a continuum of care. We also refer to continuing care retirement communities as multi-service campuses. These facilities are often marketed as an opportunity for residents to “age in place,” and tend to attract couples where the individuals may require or benefit from differing levels of care. As of December 31, 2023, our portfolio included two facilities that we classify as multi-service campuses, one of which includes two co-located properties.

Portfolio of Healthcare Investments

As of December 31, 2023, we owned a portfolio of nine SNFs and two multi-service campuses (one of which includes 2 co-located properties) and leased one SNF located across the Southeast U.S. .

The following table provides summary information regarding the number of owned and related licensed beds/units by state and property type as of December 31, 2023:

Location	Skilled Nursing Facilities	Multi Service Campuses	Total Properties
Alabama(a)	1	1	2
Georgia	3	-	3
North Carolina	1	-	1
Ohio(b)	2	1	3
South Carolina	2	-	2
	9	2	11

Location	Skilled Nursing Beds/Units	Multi Service Beds/Units	Total Beds/Units
Alabama(a)	124	90	214
Georgia	395	-	395
North Carolina	106	-	106
Ohio(b)	112	194	306
South Carolina	180	-	180
	917	284	1,201

Location	Skilled Nursing Investment	Multi Service Investment	Total Investment
Alabama(a)	$9,613,199	$4,985,375	$14,598,574
Georgia	20,869,700	-	20,869,700
North Carolina	7,224,953	-	7,224,953
Ohio(b)	4,079,965	10,714,214	14,794,179
South Carolina	9,733,024	-	9,733,024
	$51,520,841	$15,699,589	$67,220,430
(a) Meadowood Retirement Village offers assisted living, memory care, and independent living and is therefore considered a multi-service campus.
(b) Eaglewood Village offers assisted living and Eaglewood Care Center offers skilled nursing. Both properties are co-located and are therefore considered a multi-service campus.

Our portfolio is currently diversified by six different licensed operators. For a more detailed discussion, see Part I, Item 2., – "Properties" and “Portfolio of Healthcare Investments” in Part I, Item 1., “Business”, in this Annual Report.

Acquisitions and Dispositions

Lease Termination. On December 30, 2022, the Company and Spring Valley, LLC (“Spring Valley”) entered into a Lease Termination Agreement (the “Lease Termination Agreement”) relating to the lease of the following eight nursing facilities: the Powder Springs facility, the Thomasville facility, the Jeffersonville facility, the Lumber City facility, the LaGrange facility, the Tara facility, the Oceanside facility and the Savannah Beach facility (collectively, the “Facilities”). The Lease Termination Agreement terminated the lease effective December 7, 2022 (the “Lease Termination Date”)

The Company made no acquisitions or dispositions during the year ended December 31, 2023.

Leasing Transactions

Leasing Transactions. As of the filing date of this Annual Report, the Company is operating or has leased or subleased, as applicable, the following facilities to tenants:

Facility Name	State	Owned / Leased	Transaction Type
Coosa Valley Health & Rehab	AL	Owned	Lease
Meadowood Retirement Village	AL	Owned	Operating
Autumn Breeze Healthcare Center	GA	Owned	Lease
Glenvue Health and Rehab	GA	Owned	Operating
Southland Healthcare and Rehabilitation Center	GA	Owned	Lease
Mountain Trace Rehabilitation and Nursing Center	NC	Owned	Lease
Covington Care Center	OH	Leased	Sublease
Eaglewood Care Center	OH	Owned	Lease
Eaglewood Village	OH	Owned	Lease
Hearth & Care of Greenfield	OH	Owned	Lease
The Pavilion Care Center	OH	Owned	Lease
Georgetown Healthcare & Rehabilitation	SC	Owned	Lease
Sumter Valley Nursing and Rehab Center	SC	Owned	Lease

For a detailed description of each of the Company’s leases, see Note 6 - Leases to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Competitive Strengths

We believe the following competitive strengths contribute significantly to our success:
Geographically Diverse Property Portfolio. Our portfolio of 13 properties, across 12 facilities (1 facility containing 2 co-located properties), 12 owned and 1 leased, comprising 1,300 licensed beds/units, is diversified across five states. Our properties in any one state did not account for more than 24% of our total properties as of the date of filing this Annual Report. Properties in our largest state, Ohio, are geographically dispersed around the Dayton area. We believe this geographic diversification will limit the effect of a decline in any one regional market on our overall performance.

Long-Term, Triple-Net Lease Structure. A substantial majority of our real estate properties are leased under triple-net operating leases with initial terms of 10 years pursuant to which the tenants are responsible for all facility maintenance, insurance and taxes, and utilities. As of the date of filing this Annual Report, the leases had an average remaining initial term of approximately five and a half years. In addition, our leases contain specific rent escalation amounts ranging from 1.0% to 2.5% annually. Further, each lease has one or more renewal options. For the facility subleased by the Company, the renewal option in the sublease agreement is dependent on the Company’s renewal of its lease agreement. We also receive additional security under these leases in the form of security deposits from the lessee and guarantees from the parent or other related entities of the lessee.

In-House Operating Team Up until December 31, 2023, we managed two SNFs and an independent village community for a local hospital system in exchange for a management fee. In 2022, we began to utilize our operating team to operate some our owned facilities. By operating the SNF, we are directly exposed to the risks and benefits of the performance of the facility. We generally utilize this structure when the current lessee cannot support the lease any longer yet the properties present growth opportunities that may be achievable through capital investment and an improvement in operations. In addition, by having an in-house operating team, we can preserve a property's asset value when a tenant defaults on a lease forcing us to step in as operators.

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

Business Strategy

Our business strategy focuses primarily on investing capital in our current portfolio and growing our portfolio through the acquisition of skilled nursing and other healthcare facilities. More specifically, we seek to:

Focus on Healthcare Real Estate. We intend to continue to focus our investment program on healthcare real estate, predominately senior housing consisting of ALFs, memory care communities and SNFs. We have historically been focused on senior housing, and our senior management has operating and financial experience and a significant number of relationships in the long-term care industry. In addition, we believe investing in the sector best meets our investing criteria.

Diversify Our Portfolio. We look to diversify our portfolio through the acquisition of additional facilities. In addition, we plan to diversify our portfolio of mostly SNFs with additional senior housing facilities including ALFs and memory care communities. As we acquire new facilities, we expect to further add new tenants.

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

Revenue Sources and Recognition

Patient Care Revenue. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. Revenue from the Healthcare Services segment is derived from services rendered to patients. The Company receives payments from the following sources for services rendered in our facilities: (i) the federal government under the Medicare program administered by CMS; (ii) state governments under their respective Medicaid and similar programs; (iii) commercial insurers; and (iv) individual patients and clients. Substantially all (greater than 90%) of the revenue the Company has recognized is from government sources. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and other price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. The Company recognizes revenue at the amount that reflects the consideration the Company expects to receive in exchange for the services provided. These amounts are due from residents or third-party payors and include variable consideration for retroactive adjustments from estimated reimbursements, if any, under reimbursement programs. Performance obligations, such as providing room and board, wound care, intravenous drug therapy, physical therapy, and quality of life activities amongst others, are determined based on the nature of the services provided are determined based on the nature of the services provided. Revenue is recognized as performance obligations are satisfied. Estimated uncollectable amounts due from patients are generally considered implicit price concessions that are a direct reduction to net patient care revenues.

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

Management Fee Revenues and Other Revenues. The Company recognizes management fee revenues as services are provided. The Company has one contract to manage three facilities (the “Management Contract”), with payment for each month of service generally received in full on a monthly basis. As of December 31, 2023, the balance outstanding on the Management Contract was $24,930 and as of December 31, 2022, was $42,250. The maximum penalty for service contract nonperformance under the Management Contract is $50,000 per year, payable after the end of the year. Further, the Company recognizes interest income from loans, using the effective interest method when collectability is probable. The Company applies the effective interest method on a loan-by-loan basis.

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

As of December 31, 2023, and December 31, 2022, the Company reserved for approximately $2.1 million and $1.3 million, respectively, of uncollected receivables. Accounts receivable, net totaled $1.4 million at December 31, 2023 compared with $6.3 million at December 31, 2022.

Government Regulation

Healthcare Regulation. Our tenants, and the Company’s Healthcare Services segment are typically subject to extensive and complex federal, state and local laws and regulations relating to quality of care, licensure and certain certificate of need (“CON”) requirements, government reimbursement, fraud and abuse practices, qualifications of personnel, adequacy of plant and equipment, data privacy and security, and other laws and regulations governing the operation of healthcare facilities. We expect that the healthcare industry will, in general, continue to face increased regulation and pressure in these areas. The applicable rules are wide-ranging and can subject our tenants to civil, criminal, and administrative sanctions, including: the possible loss of accreditation or license; denial of reimbursement; imposition of fines; suspension, decertification, or exclusion from federal and state healthcare programs; or facility closure. Changes in laws or regulations, reimbursement policies, enforcement activity, and regulatory non-compliance by tenants, operators, and managers can all have a significant effect on their operations and financial condition. These effects may adversely impact us, as detailed below, and set forth under Part I, Item 1A., “Risk Factors” in this Annual Report.

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

As of December 31, 2023, the Company is aware that each of our facilities has reported one or more positive cases of COVID-19 among the residents and/or operator employee populations. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment, processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to SNFs, and higher hospital readmittances from SNFs.

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

While the Company has received approximately 94% of its expected monthly rental receipts from tenants for the year ended December 31, 2023, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient or timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis, as has occurred with more than one of our operators.

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

On January 30, 2023, the Biden Administration announced its intent to end the national emergency and public health emergency declarations on May 11, 2023, related to the COVID-19 pandemic. Consequently, many of the waivers and flexibilities that were implemented by CMS, the OIG and other regulatory agencies in response to the COVID-19 pandemic were scheduled to expire on May 11, 2023. For example, the temporary 6.2% increase provided to each qualifying state’s and territory’s Medicaid Federal Medical Assistance Percentage (“FMAP”) reimbursement under the Families First Coronavirus Response Act enacted on March 18, 2020 (the “FFCRA”), was phased out as of December 31, 2023, following the expiration of the public health emergency on May 11, 2023. Note that in exchange for receiving the federal funding, the FFCRA included a requirement that Medicaid programs keep beneficiaries enrolled through the end of the month in which the public health emergency terminated. Beginning April 1, 2023, however, states that complied with federal rules regarding beneficiary renewals were eligible for a phase-down of the enhanced federal funding according to the following schedule: 6.2% through March 2023, 5% through June 2023, 2.5% through September 2023, 1.5% through December 2023, and expiration on January 1, 2024. Following the termination of the continuous-enrollment provision, total Medicaid enrollment, which had grown substantially during the pandemic, has declined.

There are a number of uncertainties regarding the long-term impact of COVID-19 on our business, including how long any long-term census disruption and related cost increases may last, the impact of any resurgence of the pandemic, outbreaks of new variants, boosters and treatments, and the adoption of new public-health measures, as well as the future demand for needs-based skilled nursing care and senior living facilities, all of which are uncertain and difficult to predict. Due to these uncertainties, we are unable to estimate at this time the impact these developments may have on the Company’s business. The effect of the COVID-19 pandemic or other future widespread illness on our and our operator’s operational and financial performance will depend on future developments, including the ability to control the spread of the outbreak generally and in our facilities, and the delivery and efficacy of and participation in vaccination programs and other treatments, governmental funds and other support for the senior care sector, and the efficacy of other policies and measures that may mitigate the impact of the pandemic or illness.

Government Reimbursement

The majority of SNFs reimbursement, including our Glenvue facility, is through Medicare and Medicaid. These programs are often SNF’s largest source of funding. Senior housing communities generally do not receive funding from Medicare or Medicaid, but their ability to retain their residents is impacted by policy decisions and initiatives established by the administrators of Medicare and Medicaid. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“ACA”) and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Law”). The passage of the Healthcare Reform Law allowed formerly uninsured Americans to acquire coverage and utilize additional healthcare services. In addition, the Healthcare Reform Law gave the CMS new authorities to implement Medicaid waiver and pilot programs that impact healthcare and long-term custodial care reimbursement by Medicare and Medicaid. These activities promote “aging in place,” allowing senior citizens to stay longer in senior housing communities and diverting or delaying their admission into SNFs. In December 2017, President Trump signed into law a tax reform bill that repealed the penalty associated with the individual mandate to maintain health insurance effective January 1, 2019. While there have been efforts to repeal the law and enact alternative reforms, the Biden Administration has indicated that it will support and expand upon Health Reform Law. Additional revisions Health Reform Law could be made in the future, the details and timing of which cannot be predicted at this time. Additionally, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the ACA. These changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. We cannot predict the ultimate impact of these developments on our tenants. The potential risks, however, that accompany these regulatory and market changes are discussed below.

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
•
Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs. On October 4, 2016, CMS published a final rule that, for the first time in nearly 25 years, comprehensively updated the SNF requirements for participation under Medicare and Medicaid. Among other things, the rule implemented requirements relating to quality of care and quality of life, facility responsibilities and staffing considerations, resident assessments, and compliance and ethics programs. Failure to obtain and maintain Medicare and Medicaid certification by our tenants would result in denial of Medicare and Medicaid payments, which would likely result in a significant loss of revenue. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted payments resulting in lost revenue for specific patients. Efforts to impose reduced payments, greater discounts, and more stringent cost controls by government and other payors are expected to continue. Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs could have a material adverse effect on our tenants’ profitability and cash flows which, in turn, could adversely affect their ability to satisfy their obligations to us. We are unable to predict what reform proposals or reimbursement limitations will be 16 adopted in the future or the effect such changes will have on our tenants’ operations. No assurance can be given that such reforms will not have a material adverse effect on our tenants or on their ability to fulfill their obligations to us. As a result of the Healthcare Reform Law, and specifically Medicaid expansion and establishment of Health Insurance Exchanges providing subsidized health insurance, more Americans have health insurance. These newly insured Americans utilize services delivered by providers at medical buildings and other healthcare facilities. The Healthcare Reform Law remains controversial. The continued attempts to repeal or reverse aspects of the law could result in insured individuals losing coverage, and consequently, forgoing services offered by provider tenants in medical buildings and other healthcare facilities. See Part I, Item 1A., “Risk Factors” in this Annual Report concerning a possible repeal of the ACA. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Healthcare Reform Law but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allowed states to decline to participate in the expansion—and to forego funding for the Medicaid expansion—without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is still unclear how many states will ultimately pursue this option. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but could also further strain state budgets. While the federal government paid for approximately 100% of those additional costs from 2014 to 2016, the federal matching rate decreased to 90% in 2020. We cannot predict whether other current or future efforts to repeal or amend the Healthcare Reform Law will be successful. Even absent changes to the Healthcare Reform Law, the executive branch of the federal government may make significant changes to the enforcement and implementation of Healthcare Reform Law requirements. We cannot predict the impact that any such repeal or amendment of the Healthcare Reform Law or related action by the executive branch would have on our operators or tenants and their ability to meet their obligations to us. We cannot predict whether the existing Healthcare Reform Law, or future healthcare reform legislation or regulatory changes, will have a material impact on our operators’ or tenants’ property or business. If the operations, cash flows, or financial condition of our operators and tenants are materially and adversely impacted by the Healthcare Reform Law or future legislation, our revenue and operations may be adversely affected as well.
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
•
On February 8, 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (the “BBA”) extending the reduction in Medicare provider payments, commonly called the “sequestration.” This automatic payment reduction remains at 2% and applies to all Medicare physician claims and certain other claims, including physician-administered medications, submitted after April 1, 2013. Scheduled to expire in 2025, the BBA extended the sequestration through 2027. CMS suspended Medicare sequestration payment adjustments from May 1, 2020, through December 31, 2021, but further extended sequestration through 2030. Subsequent legislation extended sequestration of Medicare benefit payment spending through fiscal year 2032, though this was temporarily suspended from May 1, 2020, through March 30, 2022, and was limited to 1% from April 1, 2022, through June 30, 2022.

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

•
One July 30, 2019, CMS released its final rule outlining fiscal year 2020 Medicare payment rates and quality programs for SNFs. This final rule has been effective as of October 1, 2019. The policies in the final rule continue to shift Medicare payments from volume to value by implementing SNF Value-Based Purchasing program (“VBP”) and SNF Quality Reporting Program (“QRP”). CMS will be using the Patient-Driven Payment Model (“PDPM”), which focuses on the patient’s condition and resulting care needs rather than on the amount of care provided in order to determine Medicare payment. Based on changes contained within this final rule, CMS estimates that the fiscal year 2020 aggregate impact will be an increase of $851 million in Medicare payments to SNFs, resulting from the fiscal year 2020 SNF market basket update required by the BBA to be 2.8%. The effect of the 2020 prospective payment system (“PPS”) rate update on our tenants’ revenues will be dependent upon their census and the mix of patients at the various PPS and PDPM pay rates. In addition, we cannot predict how future changes may impact reimbursement rates under the SNF PPS and PDPM system.
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
•
On July 31, 2020, CMS released its final rule outlining fiscal year 2021 Medicare payment rates and quality programs for SNFs. It includes routine technical rate-setting updates to the SNF PPS payment rates and adopts the revised Office of Management and Budget statistical area delineations. In addition, the rule applies a 5-percent cap on wage index decreases from Fiscal Year 2020 to Fiscal Year 2021. The rule also finalized changes to the International Classification of Diseases, Version 10 (ICD-10) code mappings. CMS also finalized updates to the SNF VBP Program regulation text at 42 C.F.R. § 413.338 to reflect previously finalized policies and updated the 30-day Phase One Review and Correction deadline for the baseline period quarterly report.
•
On July 29, 2021, CMS released its final rule outlining fiscal year 2022 Medicare payment rates and quality programs for SNFs. CMS estimates that the aggregate impact of the payment policies set forth in the final rule would result in an approximate increase of $410 million in Medicare Part A payments to SNFs. In addition, the final rule includes several policies that update the QRP and VBM for fiscal year 2022. For example, CMS adopted a new claims-based measure, the SNF Healthcare-Associated Infections measure, beginning with the FY 2023 SNF QRP. Among other changes, CMS also adopted the COVID-19 Vaccination Coverage among Healthcare Personnel (HCP) Measure requiring SNFs to report on

COVID-19 vaccination of their staff to assess whether SNFs are taking steps to limit the spread of COVID-19 among the HCP, reduce transmission risks within their facilities, and help sustain the ability of SNFs to continue serving their communities through the pandemic and beyond.
•
On July 29, 2022, CMS released its final rule outlining fiscal year 2023 Medicare payment rates and quality programs for SNFs. CMS estimates that the aggregate impact of the payment policies set forth in the final rule would result in an increase of 2.7%, or approximately $904 million, in Medicare Part A payments to SNFs in fiscal year 2023 compared to fiscal year 2022. CMS also adopted a new quality measure for the SNF QRP that assesses the rate of influenza vaccination coverage among health care personnel beginning with the fiscal year 2024 SNF QRP. In addition, CMS finalized several changes to the PDPM ICD-10 code mappings to improve consistency between the ICD-10 code mappings and current ICD-10 coding guidelines. CMS also finalized its proposal to suppress (not apply) the SNF 30-Day All-Cause Readmission Measure as part of the performance scoring for the fiscal year 2023 SNF VBP due to circumstances caused by the COVID-19 public health emergency affecting the ability to make fair, national comparisons of SNFs’ performance scores.
•
On March 30, 2023, CMS issued a memorandum revising and enhancing enforcement efforts for infection control deficiencies found in nursing homes that are targeted at higher-level infection control deficiencies that result in actual harm or immediate jeopardy to residents. Similar to other serious survey deficiencies, penalties for the most serious infection control deficiencies include civil monetary penalties, discretionary payment denials for new resident admissions, and stronger directed plans of correction.
•
On July 31, 2023, CMS released its final rule outlining fiscal year 2024 Medicare payment rates and quality programs for SNFs. CMS estimates that the aggregate impact of the payment policies set forth in the final rule will result in a net increase of 4.0%, or approximately $1.4 billion, in Medicare Part A payments to SNFs in fiscal year 2024. This estimate reflects a $22.2 billion increase resulting from the 6.4% net market basket update to the payment rates. In addition, the final rule includes updates to the SNF Quality Reporting Program and the SNF Value-Based Purchasing Program for fiscal year 2024 and future years, including the adoption of a measure intended to address staff turnover.
•
On September 1, 2023, CMS issued the Minimum Staffing Standards for Long-Term Care Facilities and Medicare Institutional Payment Transparency Reporting proposed rule, which seeks to establish comprehensive nurse staffing requirements. The proposed rule consists of three core staffing proposals: (1) minimum nurse staffing standards of 0.55 hours per resident day (“HPRD”) for registered nurses (“RNs”), and 2.45 HPRD for nurse aides (“NAs”); (2) a requirement to have an RN onsite 24 hours a day, seven days a week; and (3) enhanced facility assessment requirements. The proposed rule also includes a staggered implementation approach and possible hardship exemption for select facilities. The deadline for the submission of comments was November 6, 2023.
•
On November 15, 2023, CMS issued a final rule, effective January 16, 2024, requiring SNFs participating in Medicare or Medicaid to disclose certain ownership and managerial information regarding their relationships with certain entities that lease real estate to SNFs, including REITs. The CMS announcement noted quality-of-care concerns at SNFs owned by private equity firms, REITS, and other investment firms. There have also been congressional hearings examining the impact of private equity in the U.S. healthcare system, including the impact on quality of care provided within the skilled nursing industry, the COVID-19 response of nursing homes, and the use of federal funds by nursing homes during the pandemic. These initiatives, as well as additional calls for governmental review of the role of public equity in the U.S. healthcare industry, could result in additional requirements on our operations.

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

We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2023 or 2022.

Human Capital Resources

As of December 31, 2023, our Real Estate segment had 7 employees of which all were full-time employees (excluding facility-level employees related to the Company’s Management Contract for three facilities in Ohio). Our Healthcare Services segment had approximately 107 full-time equivalent employees. The Company’s Healthcare Services segment has had to utilize agency staffing to a much greater degree due to the COVID-19 pandemic related staffing shortages. The Company is actively working to attract and retain permanent employees. We offer benefits to care for the diverse needs of our employees. These include health benefits, paid vacations, benefits to support employee mental health, including an employee assistance program. As we continue to face evolving environmental and health challenges, we continually review our offerings to improve the competitiveness of our total compensation programs, including our health benefit offerings.

Item 1A. Risk Factors

The following are certain risk factors that could affect our business, operations and financial condition. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of the common stock, no par value per share (the "common stock"), the Series A Redeemable Preferred Shares, no par value per share (the "Series A Preferred Stock"), and the 12.5% Series B Cumulative Redeemable Preferred Shares, no par value per share (the "Series B Preferred Stock"), could decline.

Risks Related to Our Business and Industry

Our portfolio stabilization measures exposes the Company to the various risks facing our tenants.

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

As of the date of filing this Annual Report, of our 13 properties across 12 facilities (1 facility having 2 co-located properties), 11 are operated by separate tenants and two are operated by the Company, with each of our tenants being affiliated with one of six locally- or regionally-focused operators. We refer to our tenants who are affiliated with the same operator as a group of affiliated tenants. Each of our operators operate (through a group of affiliated tenants) between one and five of our facilities, with our material operators, Aspire and C.R Management, each operating (through a group of affiliated tenants) five and two facilities, respectively. We therefore depend on tenants who are affiliated with Aspire and C.R Management for a significant portion of our revenues. We give no assurance that the tenants affiliated with C.R Management and Aspire will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their obligations under the applicable leases and subleases, and any inability or unwillingness by such tenants to do so could have a material adverse effect on us.

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

Government investigations and enforcement actions brought against the healthcare industry have increased dramatically over the past several years and are expected to continue, particularly in the area of Medicare/Medicaid false claims, as well as an increase in the intensity of enforcement actions resulting from these investigations. Some of these enforcement actions represent novel legal theories and expansions in the application of the False Claims Act.

Medicare, Medicaid and other governmental healthcare payors require reporting of extensive financial information in a specific format or content. These requirements are technical and complex and may not be properly implemented by billing or reporting personnel. For certain required information, False Claims Act violations may occur without any intent to defraud by mere negligence or recklessness in information submission to the government. New billing systems, medical procedures and procedures for which there is not clear guidance may all result in liability. In addition, violations of the Anti-Kickback Law or Stark Law and, for provider tenants who received pandemic relief funds, the failure to comply with terms and conditions related to receipt or repayment of those funds, may form the basis for a federal False Claims Act violation.

Many states have adopted laws similar to the False Claims Act, some of which apply to claims submitted to private and commercial payors, not just governmental payors. Violations of such laws by an operator of a healthcare property could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from government healthcare programs, civil liability, and in certain limited instances, criminal penalties, loss of license or closure of the property and/or the incurrence of considerable costs arising from an investigation or regulatory action.

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

As of the date of filing this Annual Report, the Company is a defendant in 7 professional and general liability actions commenced by former patients of the Company’s current or prior tenants. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died while patients of our facilities due to professional negligence or understaffing.

The Company maintains insurance for professional and general liability claims for its Healthcare Services segment, which included in 2023 the LaGrange, Lumber City, Meadowood, Thomasville, Glenvue and Tara Facilities. For more information,see Note 13 - Commitments and Contingencies to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data.” in this Annual Report. Also see “Critical Accounting Policies - Self Insurance Reserve” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

We pursue property acquisitions and seek strategic opportunities in the ordinary course of our business, which may result in significant usage of management resources or costs, and we may not fully realize the potential benefits of such transactions.

We regularly review, evaluate, engage in discussions regarding, and pursue acquisitions of properties and seek other strategic opportunities in the ordinary course of business in order to maximize shareholder value. We may devote a significant amount of our management resources to, and incur significant costs in connection with, such transactions, which may not result in definitive agreements or the completion of any transaction and could negatively impact our operations. In addition, there is no assurance that we will fully realize the potential benefits of any past or future acquisition or strategic transaction.

If we cannot identify and purchase a sufficient quantity of suitable properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, or at all, our business, financial position or results of operations could be materially and adversely affected. Furthermore, any future acquisitions may require the issuance of securities, the incurrence of debt, assumption of contingent liabilities or incurrence of significant expenditures, each of which could materially adversely impact our business, financial condition or results of operations. If debt or equity financing is not available on acceptable terms, further acquisitions might be limited.

Required regulatory approvals can delay or prohibit transfers of our healthcare properties, which could result in periods in which we are unable to receive rent for such properties.

Our tenants that operate SNFs and other healthcare facilities must be licensed under applicable state law and, depending upon the type of facility, certified or approved as providers under the Medicare and/or Medicaid programs. Prior to the transfer of the operations of such healthcare properties to successor operators, the new operator generally must become licensed under state law and, in certain states, receive change of ownership approvals under certificate of need laws (which provide for a certification that the state has made a determination that a need exists for the beds located on the property) and, if applicable, file for a Medicare and Medicaid change of ownership. Upon termination or expiration of existing leases, delays or the failure of the new tenant in receiving regulatory approvals from the applicable federal, state or local government agencies, may prolong the period during which we are unable to collect rent and the property may experience performance declines. We could also incur substantial additional expenses in connection with any licensing, receivership or change of ownership proceedings.

Bank failures or other events affecting financial institutions could have a material adverse effect on our and our tenants’ liquidity, results of operations, and financial condition.

The failure of a bank, or events involving limited liquidity, defaults, non-performance, or other adverse conditions in the financial or credit markets impacting financial institutions, or concerns or rumors about such events, may adversely impact us, either directly or through an adverse impact on our tenants, operators, and borrowers. A bank failure or other event affecting financial institutions could lead to disruptions in our or our tenants’, operators’, and borrowers’ access to bank deposits or borrowing capacity, including access to letters of credit from certain of our tenants relating to lease obligations. In addition, in the event of a bank failure or liquidity crisis, our or our tenants’, operators’, and borrowers’ deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance coverage limits may not be backstopped by the U.S. government, and banks or financial institutions with which we or our tenants, operators, and borrowers do business may be unable to obtain needed liquidity from other banks, government institutions, or by acquisition. Any adverse effects to our tenants’, operators’, or borrowers’ liquidity or financial performance could affect their ability to meet their financial and other contractual obligations to us, which could have a material adverse effect our business, results of operations, and financial condition.

Cybersecurity incidents or other damage, disruptions or delays to the information systems and technology of us or our tenants could harm our business.

Cybersecurity incidents can be caused by ransomware, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, including the covert introduction of malware to computers and networks, and the use of techniques or processes that change frequently, may be disguised or difficult to detect, or are designed to remain dormant until a triggering event, and may continue undetected for an extended period of time. Cybersecurity incidents also result from social engineering or impersonation of authorized users as well as efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. The risk of cybersecurity incidents has generally increased as the number, intensity and sophistication of attacks and intrusions from around the world have increased.

While we have taken steps to protect the security of our information systems, including, but not limited to, engaging a third-party cybersecurity firm that serves as our dedicated information technology and cybersecurity team and helps us oversee, implement and manage our processes and controls to assess, identify and manage risks from cybersecurity threats, it is impossible to eliminate this risk. It is possible that our processes and controls will not detect or protect against all cybersecurity threats or incidents. In addition, any failure on the part of our third-party cybersecurity firm to effectively monitor and protect our information systems could make us more vulnerable to cybersecurity incidents. Our technology infrastructure and information systems are also vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures. Failure to maintain proper function, security and availability of our information systems or the loss or misuse of the data maintained in those systems, including confidential information or other sensitive of personal information, could interrupt our operations, damage our reputation, subject us to significant costs to respond and implement remediation measures and liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Our tenants may also from time to time experience cybersecurity incidents or other damage or interruption to their information systems that disrupt their operations or result in the loss or misuse of confidential information or other sensitive or personal information. Any resulting financial impact to our tenants, including liability claims or regulatory penalties, costs to respond and implement remediation measures as well as operational consequences or business impacts resulting from any damage to their reputation or harm to their business relationships, could negatively impact the ability of our tenants to meet their financial and other contractual obligations to us, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on information technology networks, enterprise and other cloud-based applications and other information systems to process, transmit and store electronic information, and to manage and support our business processes, including financial transactions and records, and to maintain personal information and tenant and lease data. We purchase some of our information technology, including software and cloud-based technology, from third party service providers, on whom we and our systems depend. The technology infrastructure and systems of some of our cloud solution and other third party service providers have in the past experienced, and may in the future experience, cybersecurity incidents of varying degrees.

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

As of December 31, 2023, we had approximately $50.7 million in indebtedness, including current maturities of debt. We may also obtain additional short-term and long-term debt to meet future capital needs, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

For the year ended and as of December 31, 2023, we had a net loss of $3.9 million. At December 31, 2023, we had $1.0 million in cash, $3.2 million of restricted cash and $50.7 million in indebtedness net of $1.1 million deferred financing and unamortized discounts, of which the Company anticipates net principal repayments of approximately $1.9 million during the next twelve-month period.

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

Our ability to raise capital through equity sales is dependent, in part, on the market price of our capital stock and our failure to meet market expectations with respect to our business, or other factors we do not control, could negatively impact such market price and availability of equity capital.

As with other publicly-traded companies, the availability of equity capital depends, in part, on the market price of our capital stock, which, in turn, depend upon various market conditions and other factors, some of which we cannot control, that may change from time to time, and could negatively impact the market price of our stock, including:

•
the extent of investor interest;
•
our financial performance and that of our tenants;
•
general stock and bond market conditions; and
•
other factors such as governmental regulatory action.

Our failure to meet the market’s expectation with regard to future earnings and cash distributions would likely adversely affect the market price of our capital stock and, as a result, the availability of equity capital to us.

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

Credit and financial markets have experienced extreme volatility and disruptions over the past several years, including declines in consumer confidence, concerns about declines in economic growth, increases in the rate of inflation, increases in borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including most recently in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation, the continuing effects of the COVID-19 pandemic on labor and supply chain disruptions. While consumer sentiment is on the rise, concerns about declines in economic growth have faded and inflation has cooled there can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or unpredictable and unstable market conditions. In addition, increased costs due to inflationary conditions may have material adverse effects on the operating expenses of our tenants and their ability to meet their obligations to us and may also increase the costs for us to make capital improvements to our facilities. In addition, if the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Increases in interest rates could increase our existing and future debt borrowing costs and adversely affect our stock price.

We may incur additional indebtedness in connection with new credit facilities or financing of acquisitions or development activities. Interest rates in recent years have increased, and may continue to increase, our interest costs for any new debt, which could make acquisition financings more costly or lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, interest rate increases could decrease credit access, thereby decreasing the amount others are willing to pay for our assets and limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

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

In addition, to the above factors, the market price of the Series A Preferred Stock may also fluctuate based upon additional factors including:

•
prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock; and
•
trading prices of preferred equity securities issued by other companies in our industry;

Furthermore, the stock market in recent years has experienced sweeping price and volume fluctuations that often have been unrelated to the operating performance of affected companies. These market fluctuations may also cause the price of our capital stock to decline.

In the event of fluctuations in the price of our stock, shareholders may be unable to resell shares of our stock at or above the price at which they purchased such shares. Additionally, due to fluctuations in the price of our stock, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on past results as an indication of future performance.

Our Series A Preferred Stock ranks junior to our Series B Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, dissolution or winding-up. Our common stock ranks junior to our Series A Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, dissolution or winding-up.

Our Series A Preferred Stock ranks junior to our Series B Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, dissolution or winding-up. This means that, in the event of our voluntary or involuntary liquidation, dissolution or winding-up, no distribution of our assets may be made to holders of our Series A Preferred Stock until we have paid to holders of our Series B Preferred Stock the applicable liquidation preference plus all accumulated accrued and unpaid dividends.

Our common stock ranks junior to our Series A Preferred Stock with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up. As discussed above, our Series A Preferred Stock is junior to our Series B Preferred Stock with respect to the payment of dividends and as to distribution of assets upon our liquidation, dissolution or winding-up. This means that, in the event of our voluntary or involuntary liquidation, dissolution or winding-up, no distribution of our assets may be made to holders of our common stock until we have paid to holders of our Series A Preferred Stock the applicable liquidation preference.

As a result, the value of your investment in our Series A Preferred Stock or common stock may suffer if sufficient funds are not available to first satisfy our obligations to the holders of our Series B Preferred Stock or Series A Preferred Stock, respectively, in the event of our liquidation.

The Company is a holding company, and thus is dependent on dividends and other distributions from its subsidiaries to meet its ongoing and future financial obligations. There are no assurances of our ability to pay dividends in the future.

We are a holding company, and we have no significant operations. We rely primarily on dividends and other distributions from our subsidiaries to us so we may, among other things, pay dividends on our common stock and Series B Preferred Stock, if and to the extent declared by the Board. The ability of our subsidiaries to pay dividends and make other distributions to us depends on their earnings and may be restricted in the future by the terms of certain agreements governing their indebtedness. If our subsidiaries are in default under such agreements, then they may not pay dividends or make other distributions to us.

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

The ownership and transfer restrictions contained in our Amended and Restated Articles of Incorporation, as currently in effect (the "Charter"), may prevent or restrict you from acquiring or transferring shares of the common stock.

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

Provisions in Georgia law, our Charter and our Amended and Restated Bylaws, as amended and currently in effect (the Bylaws") may delay or prevent a change in control or management that shareholders may consider desirable.

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

We are currently out of compliance with the continued listing standards of the NYSE American LLC ("NYSE American"). Our failure to resume compliance with the continued listing standards or make continued progress toward compliance consistent with our plan of compliance approved by NYSE American may result in the delisting of our common stock and Series A Preferred Stock.

Our common stock and Series A Preferred Stock are each listed on the NYSE American. In order to maintain these listings, we must maintain compliance with continued listing standards, including, but not limited to, complying with Sections 1003(a)(i) and 1003(a)(ii) of the NYSE American Company Guide, which require an issuer to have (i) shareholders’ equity of $2.0 million or more if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years and (ii) shareholders’ equity of $4.0 million or more since if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years, respectively. On May 10, 2023, we received a letter from the NYSE American notifying us that we were not in compliance with Section 1003(a)(ii) of the NYSE American Company Guide. As a result, we became subject to the procedures and requirements of Section 1009 of the NYSE American Company Guide. On June 9, 2023, we submitted a plan to the NYSE American advising of actions we have taken or will take to regain compliance with the continued listing standards by November 10, 2024. On June 29, 2023, we received a letter from the NYSE American notifying us that we were not in compliance with Section 1003(a)(i) of the NYSE Company Guide. On August 1, 2023, we received a letter (the “Acceptance Letter”) from the NYSE American notifying us that the compliance plan has been accepted. The NYSE American has granted the Company a plan period through November 10, 2024 to regain compliance with the continued listing standards. We have been advised that if we do not make progress consistent with the plan or we fail to regain compliance by the deadline, then the NYSE American may commence delisting procedures.

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

Item 1C. Cybersecurity

Risk Management and Strategy

We have developed and implemented cybersecurity risk management processes intended to protect the confidentiality, integrity and availability of our critical systems and information.

While everyone at the Company plays a part in managing cybersecurity risks, primary cybersecurity oversight responsibility is shared by the Board, the audit committee of the Board of Directors (“Audit Committee”) and senior management. Our cybersecurity risk management program is integrated into our overall enterprise risk management program.

Our cybersecurity risk management program includes:

•
physical, technological and administrative controls intended to support our cybersecurity and data governance framework, including controls designed to protect the confidentiality, integrity and availability of our key information systems and tenant, employee and other third-party information stored on those systems, such as access controls, encryption, data handling requirements and other
•
cyberersecurity safeguards, and internal policies that govern our cybersecurity risk management and data protection practices;

•
a defined procedure for timely incident detection, containment, response and remediation, including a written security incident response plan that includes procedures for responding to cybersecurity incidents;

•
cybersecurity risk assessment processes designed to help identify material cybersecurity risks to our critical systems, information, products, services and broader enterprise Information Technology (“IT”) environment;

•
a security team responsible for managing our cybersecurity risk assessment processes and security controls;

•
the use of external consultants or other third-party experts and service providers, where considered appropriate, to assess, test or otherwise assist with aspects of our cybersecurity controls;

•
annual cybersecurity and privacy training of employees, including incident response personnel and senior management, and specialized training for certain teams depending on their role and/or access to certain types of information; and

•
a third-party risk management process that includes internal vetting of certain third-party vendors and service providers with whom we may share data.

Additionally, we engage third-party providers to augment our cybersecurity capabilities. These partnerships entail ongoing assistance for threat monitoring and mitigation, as well as targeted support for specialized security expertise.

As of December 31, 2023, we have not identified risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For an examination of cybersecurity threats that could potentially have a material impact on us, please refer to Part I, Item 1A., “Risk Factors” –“Cybersecurity incidents or other damage to the information systems and technology of us or our tenants could harm our business” in this Annual Report.”

Governance

With oversight from the Board, the Audit Committee is primarily responsible for assisting the Board in fulfilling its ultimate oversight responsibilities relating to risk assessment and management, including relating to cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program, including processes and policies for determining risk tolerance, and reviews management’s strategies for adequately mitigating and managing identified risks, including risks relating to cybersecurity threats.

Our management team is responsible for assessing and managing our material risks from cybersecurity threats and for our overall cybersecurity risk management program on a day-to-day basis, and supervises both our internal cybersecurity personnel and the relationship with our retained external cybersecurity consultants. Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties

Owned and Leased Facilities

The following table provides summary information regarding our owned and leased facilities, that are in turn leased and subleased to third parties as of December 31, 2023:

Facility Name	Beds/Units	Structure	Operator Affiliation (a)
Alabama
Coosa Valley Health & Rehab	124	Owned	C.R. Management
Meadowood Retirement Village	90	Owned	Cavalier Senior Living
Subtotal (2)	214
Georgia
Autumn Breeze Healthcare Center	109	Owned	C.R. Management
Glenvue Health and Rehab	160	Owned	RHP Operations
Southland Healthcare and Rehabilitation Center	126	Owned	Beacon Health Management
Subtotal (3)	395
North Carolina
Mountain Trace Rehabilitation and Nursing Center	106	Owned	Vero Health Management
Subtotal (1)	106
Ohio (b)
Eaglewood Village	95	Owned	Aspire Regional Partners
Eaglewood Care Center	99	Owned	Aspire Regional Partners
Hearth & Care of Greenfield	50	Owned	Aspire Regional Partners
Covington Care	99	Leased	Aspire Regional Partners
The Pavilion Care Center	62	Owned	Aspire Regional Partners
Subtotal (4)	405
South Carolina
Georgetown Healthcare & Rehabilitation	84	Owned	Oak Hollow Health Care Management
Sumter Valley Nursing and Rehab Center	96	Owned	Oak Hollow Health Care Management
Subtotal (2)	180
Total - All Facilities (12)	1,300
(a)
Indicates the operator with which the tenant of the facility is affiliated.
(b)
The Company leases one SNF and subleases it to Aspire Regional Partners.
(c)
Eaglewood Village and Eaglewood Care Center are co-located.

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

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Twelve Months Ended
Operating Metric (1)	March, 31, 2023	June, 30, 2023	September, 30, 2023	December, 31, 2023
Occupancy (%) (2)	66.4%	66.2%	66.2%	65.8%

(1)
Excludes three managed facilities in Ohio.
(2)
Occupancy percentages are based on licensed beds and exclude data related to the previously leased facilities.

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown:

		Licensed Beds		Annual Lease Revenue (1)
	Number of Facilities	Amount	Percent (%)	Amount ($) '000's	Percent (%)
2024	1	$126	12.0%	$—	0.0%
2025	—	—	0.0%	—	0.0%
2026	—	—	0.0%	—	0.0%
2027	—	—	0.0%	—	0.0%
2028	5	405	38.6%	2,732	42.9%
2029	1	106	10.1%	538	8.4%
2030	2	233	22.2%	2,103	33.0%
2031	—	—	0.0%	—	0.0%
Thereafter	2	180	17.1%	995	15.6%
Total	11	$1,050	100.0%	$6,368	100.0%

(1)
Straight-line rent.

Corporate Office

Our current corporate office is located in Atlanta, Georgia. Effective July 1, 2023, we signed a sublease agreement for approximately 2,000 square feet of office space in Atlanta, Georgia. The sublease term expires on July 31, 2025.

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

The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. See “Risks Related to Our Business and Industry- If we are unable to resolve our professional and general liability actions on terms acceptable to us, then it could have a material adverse effect on our business, financial condition and results of operations in Part I, Item 1.A, “Risk Factors” in this Annual Report.

Certain other legal matters are described in “Note 13 - Commitments and Contingencies – Other Legal Matters" to our audited consolidated financial statements included in Part II, Item 8., "Financial Statements and Supplementary Data" in this Annual Report. “Note 13 - Commitments and Contingencies – Professional and General Liability Claims” and “Note 13 – Commitments and Contingencies- Other Legal Matters”, each included in Part II, Item 8., "Financial Statements and Supplementary Data" in this Annual Report are each incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

The common stock is listed for trading on the NYSE American under the symbol “RHE.” Based on information supplied from our transfer agent, there were approximately 4,153 shareholders of record of the common stock as of March 22, 2024.

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

On June 30, 2023, the Company closed the Company’s offer to exchange (the “Exchange Offer”) any and all outstanding shares of the Series A Preferred Stock for newly issued shares of the Company’s Series B Preferred Stock. In connection with the completion of the Exchange Offer and the Charter, the liquidation preference of the Series A Preferred Stock was reduced, accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and future dividends on the Series A Preferred Stock were eliminated. As a result, $50.4 million in accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and, as of December 31, 2023, there are no accumulated and unpaid dividends on the Series A Preferred Stock.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2023, there were no open-market repurchases of the common stock or the Series A Preferred Stock.

For further information, see Note 10 - Common and Preferred Stock to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We intend to grow our Real Estate segment while diversifying our portfolio by tenant and facility type within the healthcare sector. We intend to achieve these objectives primarily through making investments directly or indirectly in healthcare real estate, including investments in joint ventures with larger health care investors.

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

Date	Facility Name	Former Operator	Operator
January 2021	Powder Springs Nursing and Rehabilitation Center	Wellington Healthcare Services	Released to Empire Care Centers
January 2021	Tara at Thunderbolt Nursing and Rehabilitation Center	Wellington Healthcare Services	Regional Health Properties (managed by Peach Health)
April 2022	Meadowood Retirement Village	C.R. Management	Regional Health Properties (managed by Cavalier Senior Living)
May 2022	LaGrange Nursing and Rehabilitation Center	C.R. Management	Regional Health Properties (managed by Peach Health)
May 2022	Lumber City Nursing and Rehabilitation Center	Beacon Health Management	Regional Health Properties (managed by Peach Health)
July 2022	Thomasville Nursing and Rehabilitation Center	C.R. Management	Regional Health Properties
August 2022	Glenvue Health and Rehab	C.R. Management	Regional Health Properties (managed by Peach Health)
November 2022	Georgetown Healthcare & Rehabilitation	Symmetry	Oak Hollow Healthcare Management
November 2022	Sumter Valley Nursing and Rehab Center	Symmetry	Oak Hollow Healthcare Management

For more information, see Note 1 – Summary of Significant Accounting Policies, Note 6 – Leases and Note 9 – Segment Results. to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and
Supplementary Data” in this Annual Report.

On December 30, 2022, the Company and Spring Valley, LLC (“Landlord”) entered into a Lease Termination Agreement (the “Lease Termination Agreement”) relating to the lease (the “Lease”) of the following eight nursing facilities: the Powder Springs facility, the Thomasville facility, the Jeffersonville facility, the Lumber City facility, the LaGrange facility, the Tara facility, the Oceanside facility and the Savannah Beach facility (collectively, the “Foster Facilities”). The Lease Termination Agreement provides that the Lease was terminated effective as of

December 7, 2022 (the “Lease Termination Date”). In connection with the foregoing, Tenant entered into certain Operations Transfer Agreements (the “Operations Transfer Agreements”) with each of TV Thomasville LLC, LC Lumber City LLC, LG Lagrange LLC and TB Thunderbolt LLC (the “New Operators”), each with an effective date as of the Lease Termination Date. The Operations Transfer Agreements contain market industry terms.

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

Results of Operations

Years Ended December 31, 2023 and 2022

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

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000's)	2023	2022	Amount	Percent
Revenues:
Patient care revenues	$8,835	$22,060	$(13,225)	(60.0)%
Rental revenues	7,069	12,794	(5,725)	(44.7)%
Management fees	1,050	1,045	5	0.5%
Other revenues	210	26	184	707.7%
Total revenues	17,164	35,925	(18,761)	(52.2)%
Expenses:
Patient care expense	9,200	20,453	(11,253)	(55.0)%
Facility rent expense	594	4,876	(4,282)	(87.8)%
Cost of management fees	595	619	(24)	(3.9)%
Depreciation and amortization	2,255	2,404	(149)	(6.2)%
General and administrative expense	3,976	4,652	(676)	(14.5)%
Doubtful accounts expense	1,150	4,916	(3,766)	(76.6)%
Loss on disposal of assets	—	1,417	(1,417)	(100.0)%
Loss on lease termination	—	1,436	(1,436)	(100.0)%
Other operating expenses	198	1,974	(1,776)	(90.0)%
Total expenses	17,968	42,747	(24,779)	(58.0)%
Loss from operations	(804)	(6,822)	6,018	(88.2)%
Other (income) expense:
Interest expense, net	2,751	2,529	222	8.8%
Loss on extinguishment of debt	—	452	(452)	(100.0)%
Other (income) expense, net	333	(2,936)	3,269	(111.3)%
Total other expense, net	3,084	45	3,039	6753.3%
Net loss	$(3,888)	$(6,867)	$2,979	(43.4)%

Year Ended December 31, 2023, Compared with Year Ended December 31, 2022:

Patient care revenues— Patient care revenues for our Healthcare Services segment, decreased by approximately $13.3 million, or 60.0%, to $8.8 million for the year ended December 31, 2023 from approximately $22.1 million for the year ended December 31, 2022 because of the termination of the Foster Lease.

Rental revenues.— Total rental revenue decreased by approximately $5.7 million, or 44.7%, to $7.1 million for the year ended December 31, 2023, compared with $12.8 million for the year ended December 31, 2022. The decrease was due to the termination of the Foster Lease and taking over operations at Glenvue in 2022. For further information see Note 6 - Leases, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” included in this Annual Report.

Other revenues—Other revenues increased by approximately $0.2 million, or 707.7%, to $0.2 million for the year ended December 31, 2023, compared with approximately $0.0 million for the year ended December 31, 2022. The rise in revenue is due to the release of rent liability by the Covington landlord for satisfying performance terms.

Patient care expense—Patient care expense decreased by approximately $11.3 million, or 55.0%, to $9.2 million for the year ended December 31, 2023, compared with $20.5 million for the year ended December 31, 2022. The 2022 expense, which required an increased level of staffing, is due to the additional facilities we operated when compared to the current year.

Facility rent expense—Facility rent decreased by approximately $4.3 million, or 87.8%, to $0.6 million for the year ended December 31, 2023, compared with approximately $4.9 million for the year ended December 31, 2022. The decrease is due to the termination of the Foster Lease in December 2022.

Depreciation and amortization—Depreciation and amortization decreased by approximately $0.1 million, or 6.2%, to $2.3 million for the year ended December 31, 2023, compared with $2.4 million for the year ended December 31, 2022. The decrease is primarily due to the reduction in depreciation from fully depreciated equipment and computer related assets in the current year along with the cessation of depreciation for leasehold improvements associated the termination of the Foster Lease.

General and administrative— General and administrative costs decreased by $0.7 million, or 14.5%, to $4.0 million for the year ended December 31, 2023, compared with $4.7 million for the year ended December 31, 2022. The decrease was driven predominantly by the termination of the Foster Lease.

The following table presents our general and administrative expenses by segment:

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000’s)	2023	2022	Amount	Percent
General and administrative expenses:
Real Estate Segment	$3,686	$3,458	$228	6.6%
Healthcare Services	290	1,194	(904)	(75.7)%
Total	$3,976	$4,652	$(676)	(14.5)%

Provision for doubtful accounts—Provision for doubtful accounts expense decreased by approximately $3.8 million, or 76.6%, to approximately $1.1 million, for the year ended December 31, 2023, compared with $4.9 million for the year ended December 31, 2022. This decrease in expense is due to a $4.2 million provision for doubtful accounts recorded in the year ended December 31, 2022 for non-payment of rent and from reductions taken to gain cooperation in transitioning facilities to a new operator as well as the impairment of straight-line rent associated with the lease terminations of Lumber City, LaGrange, Thomasville, Glenvue, Sumter, Southland and Georgetown within our Real Estate segment.

The following table presents our provision for doubtful accounts expense by segment:

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000’s)	2023	2022	Amount	Percent
Provision for doubtful accounts:
Real Estate Segment	$175	$4,298	$(4,123)	(95.9)%
Healthcare Services (private payor)	975	618	357	57.8%
Total	$1,150	$4,916	$(3,766)	(76.6)%

Loss on Disposal of Assets- The loss on the disposal of assets for the year ended December, 31, 2022 is comprised of $1.4 million of leasehold improvements made at the Foster facilities.

Loss on Lease Termination- The loss on lease termination for the year ended December 31, 2022 is comprised of the write-off of straight line rent and a right of use asset of Lumber City, LaGrange, Thomasville, Glenvue, Sumter, Southland and Georgetown.

Other operating expenses — Other operating expenses decreased by approximately $1.8 million, or 90.0%, to $0.2 million for the year ended December 31, 2023, compared with $2.0 million for the year ended December 31, 2022. The decrease was due to the other operating expenses no longer incurred due to the termination of the Foster Lease.

The following table presents our other operating expenses by segment:

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000’s)	2023	2022	Amount	Percent
Other operating expenses:
Real Estate Segment	$246	$631	$(385)	(61.0)%
Healthcare Services	(48)	1,343	(1,391)	(103.6)%
Total	$198	$1,974	$(1,776)	(90.0)%

Interest expense, net—Interest expense, net increased by approximately $0.2 million, or 8.8%, to $2.7 million for the year ended December 31, 2023, compared with $2.5 million for the year ended December 31, 2022. The increase was from the variable rate debt for Sylva and Southland. See Note 8 – Notes Payable and Other Debt to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data.” of this Annual Report.

Loss on extinguishment of debt— Loss on extinguishment of debt for the year ended December 31, 2022 is due to the refinancing of three facilities with the United States Housing and Urban Development ("HUD"), see Note 2 - Liquidity to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data.” in this Annual Report.

Other expense, net— Other expense, net increased by approximately $3.2 million, or 111.3%, to $0.3 million for the year ended December 31, 2023, compared with -$2.9 million in the year ended December 31, 2022. The increase is primarily due to the gain recognized for unclaimed property in 2022 offset by professional fees associated with the Exchange Offer.

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

Management anticipates access to several sources of liquidity, including cash on hand, collection of patient accounts receivable, and debt refinancing during the twelve months from the date of this filing. At December 31, 2023, the Company had $1.0 million in unrestricted cash and $1.4 million of net accounts receivable, mainly consisting of patient account receivables, which the Company plans to collect over the next twelve months.

During the year ended December 31, 2023, cash provided by operating activities was $3.7 million, mostly due to the collection in accounts receivable. The Company anticipates positive cash flow from operations in the future as the patient accounts receivable is collected, subject to the continued uncertainty in the industry, including the COVID-19 pandemic, and its impact on the Company’s business, financial condition, and results of operations.

Series A Preferred Stock Exchange Offer

In connection with the completion of the Exchange Offer and the implementation of certain amendments to the Charter, the liquidation preference of the Series A Preferred Stock was reduced, accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and future dividends on the Series A Preferred Stock were eliminated. As a result, $50.4 million in accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and, as of December 31, 2023, there are no accumulated and unpaid dividends on the Series A Preferred Stock. For further information regarding the Exchange Offer, see Note 10 – Common and Preferred Stock to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

The Company is current with all of its debt and other financial obligations. In early 2020, the Company began on-going efforts to investigate alternatives to retire or refinance our outstanding Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise.

Costs associated with these efforts have been expensed as incurred in “Other expense, net” and were $0.9 million and approximately $1.3 million for the years ended December 31, 2023 and December 31, 2022, respectively.

Series A Preferred Dividend Suspension

Prior to the Exchange Offer, we suspended the quarterly dividend payment with respect to our Series A Preferred Stock commencing with the fourth quarter of 2017, and on June 8, 2018, the Board suspended quarterly dividend payments indefinitely with respect to the Series A Preferred Stock. Prior to the completion of the Exchange Offer, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company had approximately $50.4 million of undeclared Series A Preferred Stock dividends in arrears. The dividend suspension had provided the Company with additional funds to meet its ongoing liquidity needs. As the Company had failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividends periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to approximately $3.20 per share each year. As discussed above, in connection with the closing of the Exchange Offer, $50.4 million in accumulated and unpaid dividends on the Series A Preferred Stock were eliminated.

Debt

As of December 31, 2023, the Company had $50.7 million in indebtedness, net of $1.1 million deferred financing and unamortized discounts. The Company anticipates net principal repayments of approximately $1.9 million during the next twelve-month period, which include approximately $1.3 million of routine debt service amortization, approximately $0.4 million payments on other non-routine debt and a $0.2 million payment of bond debt.

Debt Refinance. For the year ended December 31, 2023, the Company did not refinance any debt. On October 21, 2022, the Company, through wholly-owned subsidiaries, consummated a HUD refinancing of its senior mortgages on three SNFs in Ohio. Funding was provided by Newpoint Real Estate Capital LLC ("Newpoint") pursuant to three HUD guaranteed secured Healthcare Facility Notes (the "HUD Notes"). Proceeds from the HUD Notes were used to pay off existing HUD guaranteed secured mortgages and pay transaction costs. Newpoint is the servicer on other loans extended to the Company.

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

Debt Modification. For the year ended December 31, 2023, the Company did not modify any debt. On December 30, 2022, the Company extended the maturity date on approximately $0.5 million other debt from August 25, 2023, to August 25, 2025 (known as the “KeyBank Exit Notes”).

For further information see Note – 8 Notes Payable and Other Debt to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Notes Receivable

Peach Health Group

In connection with a master sublease agreement as amended on March 30, 2018, originally dated June 18, 2016, that the Company entered into with affiliates of Peach Health, the Company extended a line of credit to Peach Health (the “Peach Line”), which was subordinated to a line of credit extended to Peach Health by a third-party lender (the “Peach Working Capital Facility”). On August 27, 2020, subsequent to Peach Health repaying their Peach Working Capital Facility, the Company and Peach Health modified the Peach Line to: (i) reduce the then-outstanding $1.3 million balance under the Peach Line to approximately $0.5 million, in connection with which Peach Health paid to the Company $0.45 million in cash and the Company accepted $0.35 million non-cash payment in exchange for Peach Health assuming from the Company certain bed tax liabilities related to facilities their affiliates operate; (ii) extend the maturity date of the Peach Line to August 1, 2025; (iii) decrease the interest rate from 16.5% to 8% per annum; and (iv) Peach Health agreed not to pledge, hypothecate or grant any security interest in their collateral to any other party, other than their current arrangement with the U.S. Small Business Administration (the “SBA”), without the Company’s prior written consent. The remaining balance under the Peach Line will be paid by Peach Health to the Company in 60 equal monthly installments. As of December 31, 2023, in accordance with the Peach Line terms, 20 such installments remain.

Symmetry Healthcare Management

Effective October, 21, 2022, the Company terminated the leases for two SNFs located in South Carolina with affiliates of Dawn Healthcare (a subsidiary of Symmetry Healthcare Management). As part of the termination, Dawn Healthcare entered into a promissory note to pay the Company $407,199 in 14 installments of $29,085 each beginning in January 2023.

Beacon Health Management

In May 2022, in connection with the Operations Transfer Agreement for Lumber City, Beacon Health and the Company entered into a promissory note in the amount of $546,690. The balance will be paid over 24 months in amount of $24,000 per month. The principal balance will accrue at the rate of 8% annually.

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

The Company made no acquisitions or dispositions during the years ended December 31, 2023 and December 31, 2022.

For further information, see Note 1 – Summary of Significant Accounting Policies, and Note 8 – Notes Payable and Other Debt, to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Changes in Operational Liquidity

Beginning in 2021, several of the Company’s operators have defaulted on their contractual obligations and elected to transition the facilities back to the Company. Given the complexities in identifying and negotiating with new operators, the Company was forced to become the licensed operator of the facilities, most importantly the eight leased facilities under the Foster Lease. Operating the facilities requires substantial working capital until the facilities can begin receiving the government reimbursements.

Healthcare Services segment. As part of the Portfolio Stabilization initiative, the Company took back five facilities in 2022. In addition to becoming the licensed operator, the Company is obligated to fund the working capital needs of each facility until patient reimbursement collections begin. For the years ended December, 31 2023 and 2022, the

Healthcare Services segment net loss was $2.8 million and $0.5 million, respectively. In addition, the gross Account Receivable for the Healthcare Services segment decreased to $2.8 million in 2023 from $6.5 million in 2022. As described in more detail as referenced in Note 6 - Leases, to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report, the Company terminated the master lease. As of December 31, 2023 and December 31, 2022, the Company operated 2 facilities.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Twelve Months Ended December 31,
(Amounts in 000’s)	2023	2022
Net cash provided by (used in) operating activities	$3,712	$(3,596)
Net cash used in investing activities	(958)	(281)
Net cash used in financing activities	(2,479)	(2,062)
Net change in cash and restricted cash	275	(5,939)
Cash and restricted cash at beginning of year	3,909	9,848
Cash and restricted cash, ending	$4,184	$3,909

Year Ended December 31, 2023

Net cash provided by operating activities for the year ended December 31, 2023 was approximately $3.7 million, consisting primarily of changes in our working capital accounts totaling $7.8 million offset by our net loss of $4.0 million. This is approximately the same amount of cash used in operating activities compared to the same period in the prior year which includes an increase in accounts receivable of $6.6 million offset by $4.9 million of bad debt expense from the additional 5 facilities the Company operated in 2022.

Net cash used in investing activities for the year ended December 31, 2023, was approximately $1.0 million. These capital expenditure was primarily used from escrow funds funded by our operators.

Net cash used in financing activities for the year ended December 31, 2023 was approximately $2.5 million, consisting of routine repayments totaling $1.4 million towards our senior debt obligations, $0.1 million repayment of the City of Springfield, Ohio First Mortgage Revenue Series 2012 B Bonds, and approximately $1.0 million toward our professional and general liability insurance and our directors’ and officers’ insurance.

Year Ended December 31, 2022

Net cash used in operating activities for the year ended December 31, 2022 was approximately $3.6 million, consisting primarily of our income from operations plus changes in working capital. The approximate $8.5 million decrease to the same period in the prior year includes an increase in accounts receivable of $6.6 million from the additional 5 facilities the Company operated in 2022.

Net cash used in investing activities for the year ended December 31, 2022 was approximately $0.3 million. This capital expenditure was for computer hardware, software and furniture and fixtures for the additional facilities the Company operated in 2022.

Net cash used in financing activities for the year ended December 31, 2022 is the result of routine repayments totaling $1.6 million towards our senior debt obligations, $0.1 million repayment of the City of Springfield, Ohio First Mortgage Revenue Series 2012 B Bonds, and approximately $1.0 million toward our professional and general liability insurance and our directors’ and officers’ insurance.

Notes Payable and Other Debt

Notes payable and other debt consists of the following:

Amounts in (000's)	December 31, 2023	December 31, 2022
Senior debt—guaranteed by HUD	$28,979	$29,782
Senior debt—guaranteed by USDA (a)	7,259	7,526
Senior debt—guaranteed by SBA (b)	557	580
Senior debt—bonds	6,117	6,253
Senior debt—other mortgage indebtedness	8,001	8,266
Other debt	889	895
Sub Total	51,802	53,302
Deferred financing costs	(954)	(1,005)
Unamortized discounts on bonds	(113)	(119)
Notes payable and other debt	$50,735	$52,178

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

Scheduled Minimum Debt Principal payments and Maturity payments

The schedule below summarizes the scheduled gross minimum principal payments and maturity payments as of December 31, 2023 for each of the next five years and thereafter.

Amounts in (000's)
2024	$1,944
2025	2,154
2026	8,621
2027	1,425
2028	1,500
Thereafter	36,158
Subtotal	51,802
Less: Deferred financing costs	(954)
Less: Unamortized discounts on bonds	(113)
Total notes payable and other debt	$50,735

Debt Covenant Compliance

As of December 31, 2023, the Company had approximately 16 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities, or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements (the “Financial Covenants”). The Company routinely tracks and monitors its compliance with its covenant requirements.

Included in several of the Company’s loan agreements are administrative covenants requiring that a set of audited financial statements be provided to the guarantor within 90 days of the end of each fiscal year (the “Administrative Covenants”).

At December 31, 2023, the Company was in compliance with the various Financial Covenants and Administrative Covenants related to all of the Company’s credit facilities.

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

In applying applicable accounting guidance, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, the Company’s obligations due over the next twelve months as well as the Company’s recurring business operating expenses. The Company is able to conclude that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of its consolidated financial statements within the parameters set forth in the accounting guidance.

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

As of December 31, 2023 and December 31, 2022, the Company reserved for approximately $2.1 million and $1.3 million, respectively, of uncollected receivables. We continually evaluate the adequacy of our bad debt reserves based on aging of older balances, payment terms and historical collection trends. Accounts receivable, net totaled $1.4 million at December 31, 2023 compared with $6.3 million at December 31, 2022.

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	December 31, 2023	December 31, 2022
Gross receivables
Real Estate Segment	$693	$1,094
Healthcare Services (a)	2,750	6,493
Subtotal	3,443	7,587
Allowance
Real Estate Segment	—	(338)
Healthcare Services	(2,040)	(960)
Subtotal	(2,040)	(1,298)
Accounts receivable, net of allowance	$1,403	$6,289

(a)
As of December 31, 2022, includes $1.9 million from the Employee Retention Tax Credit (ERTC).

Off-Balance Sheet Arrangements

Guarantee

On November 30, 2018, the Company subleased five of the Company’s facilities located in Ohio (the “Aspire Facilities”) to affiliates of Aspire, pursuant to those subleases (the “Aspire Subleases”), whereby the Aspire affiliates took possession of, and commenced operating, the Aspire Facilities as subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Aspire Facilities are comprised of: (i) a 94-bed skilled nursing facility located in Covington, Ohio (the “Covington Facility”); (ii) an 80-bed assisted living facility located in Springfield, Ohio (the “Eaglewood ALF Facility”); (iii) a 99-bed skilled nursing facility located in Springfield, Ohio (the “Eaglewood Care Center Facility”); (iv) a 50-bed skilled nursing facility located in Greenfield, Ohio (the “H&C of Greenfield Facility”); and (v) a 50-bed skilled nursing facility located in Sidney, Ohio (the “Pavilion Care Facility”). Pursuant to the Aspire Subleases, the Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the consolidated financial statements at December 31, 2023.

Operating Leases

As of December 31, 2023, the Company leased a total of one SNF under non-cancelable leases, which has a rent escalation clause and provisions for payments of real estate taxes, insurance and maintenance costs; the SNF is leased by the Company and then subleased to and operated by a third-party operator. The Company took over operations at the LaGrange and Lumber City locations in May of 2022, the Thomasville location in July of 2022, and the Glenvue location in August of 2022, all of which were previously subleased SNFs.

Future minimum lease payments for each of the next five years and thereafter ending December 31 are as follows:

(Amounts in 000's)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2024	$678	$(29)	$649
2025	672	(77)	595
2026	658	(120)	538
2027	671	(165)	506
2028	685	(208)	477
Thereafter	230	(78)	152
Total	$3,594	$(677)	$2,917

(1)
Weighted average discount rate 7.98%

For a further description of the Company’s operating leases, see Note 6 - Leases to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Leased and Subleased Facilities to Third-Party Operators

As of December 31, 2023, eleven facilities (ten owned by us and one leased to us) are leased or subleased on a triple net basis, meaning that the lessee (i.e., the third-party operator of the property, or the Company with respect to the operated facilities) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.

Future minimum lease receivables for each of the next five years and thereafter ending December 31 are as follows:

(Amounts in 000's)
2024	$6,559
2025	6,666
2026	6,771
2027	6,879
2028	6,730
Thereafter	8,227
Total	$41,832

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

		Expiration	2024 Cash
Facility Name (5)	Operator Affiliation (1)	Date	Annual Rent
			(Thousands)
Owned
Eaglewood Village	Aspire Regional Partners	11/30/2028	$630
Eaglewood Care Center	Aspire Regional Partners	11/30/2028	821
Hearth & Care of Greenfield	Aspire Regional Partners	11/30/2028	372
The Pavilion Care Center	Aspire Regional Partners	11/30/2028	343
Southland Healthcare (2)	Beacon Health Management	10/31/2024	516
Autumn Breeze Healthcare Center	C.R. Management	9/30/2030	986
Coosa Valley Health & Rehab	C.R. Management	8/31/2030	1,099
Georgetown Healthcare & Rehabilitation	Oak Hollow Health Care Management	3/31/2030	344
Mountain Trace Rehabilitation and Nursing Center	Vero Health Management	2/28/2029	541
Sumter Valley Nursing and Rehab Center	Oak Hollow Health Care Management	3/31/2030	602
Subtotal Owned Facilities (10)			$6,254
Leased
Covington Care Center	Aspire Regional Partners	11/30/2028	$821
Subtotal Leased Facilities (1)			$821
Total (11)			$7,075

(1)
Represents the number of facilities which are leased or subleased to separate tenants, which tenants are affiliates of the entity named in the table above. See “Portfolio of Healthcare Investments” in Part I, Item 1, “Business” in this Annual Report.
(2)
Southland's revenue is recognized when received and is not straight-lined.

For a detailed description of each of the Company’s leases, see Note 6- Leases and Note 2- Liquidity to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Professional and General Liability

As of the date of filing this Annual Report, the Company is a defendant in a total of 5 professional and general liability actions. The Company is a named party in 5 actions related directly to patient care that our current or prior tenants provided to their patients. For further information, Note 12 – Commitments and Contingencies to our audited consolidated financial statements included in Part II, and Note 14 – Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing at the applicable facility operated by our tenants. These actions on behalf of former patients of our current or prior tenants all relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator (and of which three such actions relate to events which occurred after the Company sold such facilities) and are subject to such operators’ indemnification obligations in favor of the Company.

The Company maintains insurance for professional and general liability claims for its Healthcare Services segment however, for claims prior to January 1, 2020, the Company is self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with transitioning all of the Company's facilities in 2015. The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses” in the Company’s audited consolidated balance sheets of $0.1 million and $0.1 million at December 31, 2023, and December 31, 2022, respectively.

Accordingly, the self-insurance reserve accrual primarily reflects the Company’s estimate of settlement amounts for the pending actions, as appropriate and legal costs of settling or litigating the pending actions, as applicable. These amounts are expected to be paid over time as the legal proceedings progress. The duration of such legal proceedings could be greater than one year subsequent to the year ended December 31, 2023; however management cannot reliably estimate the exact timing of payments.

See Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Critical Accounting Policies

We have prepared our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These principles are numerous and complex. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, we review our judgments and estimates, including, but not limited to, those related to revenue recognition, doubtful accounts, income taxes, stock compensation, intangible assets, extinguishment of debt, self-insurance reserve and loss contingencies. We base our estimates on historical experience, business knowledge and on various other assumptions that we believe to be reasonable under the circumstances at the time. Actual results may vary from our estimates. These estimates are evaluated by management and revised as circumstances change.

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

Management Fee Revenues and Other Revenues. The Company recognizes management fee revenues as services are provided in accordance with ASC 606. The Company has one contract to manage three facilities (the “Management Contract”), with payment for each month of service generally received in full on a monthly basis. The maximum penalty for service contract nonperformance under the Management Contract is $50,000 per year, payable after the end of the year. Further, the Company recognizes interest income from loans and investments, using the effective interest method when collectability is probable. The Company applies the effective interest method on a loan-by-loan basis.

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

As of December 31, 2023, and December 31, 2022, the Company reserved for approximately $2.1 million and $1.3 million, respectively, of uncollected receivables. Accounts receivable, net totaled $1.4 million at December 31, 2023 compared with $6.3 million at December 31, 2022.

Leasing. The Company assesses any new contracts or modification of contracts in accordance with ASC 842, Leases, to determine the existence of a lease and its classification. We are reporting revenues and expenses for real estate taxes and insurance where the lessee has not made those payments directly to a third party in accordance with their respective leases with us. Additionally, we expense certain leasing costs, other than leasing commissions, as they are incurred. Current GAAP provides for the deferral and amortization of such costs over the applicable lease term. See Note 1 – Summary of Significant Accounting Policies and Note 6 - Leases to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Asset Impairment

We review the carrying value of long-lived assets that are held and used in our operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. We estimate the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and identified no material asset impairment during the years ended December 31, 2023 and 2022.

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

Self-Insurance Reserve

The Company maintains insurance for professional and general liability claims for its Healthcare Services segment, which includes the Tara Facility or any other facility, such as the Meadowood Facility which the Company is likely to operate, however for claims prior to January 1, 2020, the Company is self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the transitioning all of our facilities in 2015. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company’s estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 7 – Accrued Expenses and Note 13 - Commitments and Contingencies to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Income Taxes

As required by ASC Topic 740, “Income Taxes”, we established deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates in effect when such temporary differences are expected to reverse. When necessary, we record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2023, the Company has a valuation allowance of approximately $20.7 million. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. ASC 740 provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

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

In determining the need for a valuation allowance, the annual income tax rate, or the need for and magnitude of liabilities for uncertain tax positions, we make certain estimates and assumptions. These estimates and assumptions are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. Due to certain risks associated with our estimates and assumptions, actual results could differ. Judgment is required in evaluating uncertain tax positions. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the “more-likely-than-not recognition threshold” it is measured to determine the amount of benefit to recognize in the financial statements. The Company classifies unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as liabilities in the consolidated balance sheets. As of December 31, 2023, the Company has a full valuation allowance on all deferred tax balances.

The Company is subject to income taxes in the U.S. and numerous state and local jurisdictions. In general, the Company’s tax returns filed for the 2020 through 2023 tax years are still subject to potential examination by taxing authorities. To the Company’s knowledge, the Company is not currently under examination by any major income tax jurisdiction.

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

Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Regional Health Properties, Inc.(the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31,2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Patient Care Revenue Recognition

Description of Matter

The Company had $8.8 million in patient care revenues for the year ended December 31, 2023. As disclosed in the Note 1 to the consolidated financial statements, the Company provides patient care services to customers and receives payments for those services from Medicare, Medicaid, commercial insurers, and individual patients. Net revenues are recorded at the transaction price, which the Company determines based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration, such as implicit price concessions. Management estimates variable consideration using the expected value method, based on both historical and current information, which includes contractual agreements, discount policies, and historical reimbursement experience. The Company may constrain the estimated variable consideration included in the transaction price.

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

Going Concern

Description of Matter

As described further in Note 2 to the consolidated financial statements, the Company has incurred losses during the year ended December 31, 2023, and expects to incur additional losses in the future. Currently management’s forecasts and related assumptions illustrate their ability to sufficiently fund operations and satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date.

Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. The judgments with the highest degree of impact and subjectivity in reaching this conclusion included the revenue growth and gross margin assumptions underlying its forecast operating cash flows, its ability to collect on outstanding receivables and its ability to access funding. As a result, a high degree of auditor judgment and increased audit effort was required in performing audit procedures to evaluate the reasonableness of management’s estimates.

How We Addressed the Matter in Our Audit

Our audit procedures included the following:

•
Obtained an understanding of the internal controls and processes in place over the Company’s preparation of forecasted information and considerations of the Company’s obligations.

•
Tested the reasonableness of the forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, and the Company’s financing arrangements in place as of the report date.

We have served as the Company’s auditor since 2018.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

April 1, 2024

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)

	December 31, 2023	December 31, 2022
ASSETS
Property and equipment, net	$45,337	$46,611
Cash	953	843
Restricted cash	3,231	3,066
Accounts receivable, net of allowances of $2,040 and $1,298	1,403	6,289
Prepaid expenses and other	609	746
Notes receivable	1,044	1,099
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	87	110
Right-of-use operating lease assets	2,556	2,848
Goodwill	1,585	1,585
Lease deposits and other deposits	4	—
Straight-line rent receivable	2,901	2,912
Total assets	$62,181	$68,580
LIABILITIES AND EQUITY
Senior debt, net	$43,855	$45,163
Bonds, net	5,991	6,120
Other debt, net	889	895
Accounts payable	2,493	3,293
Accrued expenses	4,060	5,036
Operating lease obligation	2,917	3,226
Other liabilities	1,791	1,131
Total liabilities	61,996	64,864
Commitments and Contingencies (Note 13)
Stockholders' equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,850 and 1,793 shares issued and 1,839 and 1,784 shares outstanding at December 31, 2023 and December 31, 2022, respectively	63,059	62,702
Preferred stock, no par value; 5,000 shares authorized (including amounts authorized for Series A and Series B); shares issued and outstanding designated as follows:
Preferred stock, Series A, no par value; 559 shares authorized, issued and outstanding at December 31, 2023, with a redemption amount $426 at December 31, 2023; 5,000 shares authorized, 2,812 shares issued and outstanding at December 31, 2022, with a redemption amount of $70,288	426	62,423
Preferred stock, Series B, no par value; 2,812 shares authorized; 2,252 shares issued and outstanding at December 31, 2023, with a redemption amount $18,602 at December 31, 2023; no shares authorized, issued and outstanding at December 31, 2022	18,602	—
Accumulated deficit	(81,902)	(121,409)
Total stockholders' equity	185	3,716
Total liabilities and stockholders' equity	$62,181	$68,580

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

	Year Ended December 31,
	2023	2022
Revenues:
Patient care revenues	$8,835	$22,060
Rental revenues	7,069	12,794
Management fees	1,050	1,045
Other revenues	210	26
Total revenues	17,164	35,925
Expenses:
Patient care expense	9,200	20,453
Facility rent expense	594	4,876
Cost of management fees	595	619
Depreciation and amortization	2,255	2,404
General and administrative expense	3,976	4,652
Doubtful accounts expense	1,150	4,916
Loss on disposal of assets	—	1,417
Loss on lease termination	—	1,436
Other operating expenses	198	1,974
Total expenses	17,968	42,747
Loss from operations	(804)	(6,822)
Other (income) expense:
Interest expense, net	2,751	2,529
Loss on extinguishment of debt	—	452
Other (income) expense, net	333	(2,936)
Total other expense, net	3,084	45
Net loss	(3,888)	(6,867)
Preferred stock dividends - undeclared	—	(8,997)
Preferred stock dividends - gain on extinguishment	43,395	—
Net profit (loss) attributable to Regional Health Properties, Inc. common stockholders	$39,507	$(15,864)
Net profit (loss) per share of common stock attributable to Regional Health Properties, Inc.:
Basic	$21.05	$(8.93)
Diluted	$21.05	$(8.93)
Weighted average shares of common stock outstanding:
Basic	1,877	1,776
Diluted	1,877	1,776

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

	Shares of Common Stock Outstanding	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock A, no par value	Preferred Stock B, no par value	Accumulated Deficit	Total
Balance, December 31, 2021	1,775	2,812	—	(1)	$62,515	$62,423	$—	$(114,542)	$10,396
Restricted stock issuance	24	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	233	—	—	—	233
Exercise of restricted share awards net settlement option	—	—	—	(8)	(46)	—	—	—	(46)
Forfeitures of stock-based awards	(15)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(6,867)	(6,867)
Balance, December 31, 2022	1,784	2,812	—	(9)	$62,702	$62,423	$—	$(121,409)	$3,716
Restricted stock issuance	99	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	357	—	—	—	357
Forfeiture of stock-based awards	(44)	—	—	(2)	—	—	—	—	—
Extinguishment of Series A to Series B	—	(2,252)	—	—	—	(61,997)	—	—	(61,997)
Exchange of Series A to Series B	—	—	2,252	—	—	—	18,602	43,395	61,997
Net loss	—	—	—	—	—	—	—	(3,888)	(3,888)
Balance, December 31, 2023	1,839	560	2,252	(11)	$63,059	$426	$18,602	$(81,902)	$185

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,888)	$(6,867)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,255	2,404
Stock-based compensation expense	357	233
Rent expense in excess of cash paid	(17)	122
Rent revenue in excess of cash received	199	(425)
Amortization of deferred financing costs, debt discounts and premiums	75	86
Loss on extinguishment of debt	—	452
Loss on disposal of assets	—	1,417
Loss on lease termination	—	1,436
Bad debt expense	1,150	4,916
Changes in operating assets and liabilities:
Accounts receivable	3,545	(6,677)
Prepaid expenses and other assets	1,152	197
Accounts payable and accrued expenses	(1,776)	(393)
Other liabilities	660	(497)
Net cash provided by (used in) operating activities	3,712	(3,596)
Cash flows from investing activities:
Purchase of property and equipment	(958)	(281)
Net cash used in investing activities	(958)	(281)
Cash flows from financing activities:
Proceeds from senior debt	—	7,778
Payment of senior debt	(1,357)	(8,830)
Deferred financing costs	(17)	(296)
Payment of other debt	(1,105)	(718)
Proceeds from other debt	—	50
Repurchase of common stock	—	(46)
Net cash used in financing activities	(2,479)	(2,062)
Net change in cash and restricted cash	275	(5,939)
Cash and restricted cash, beginning	3,909	9,848
Cash and restricted cash, ending	$4,184	$3,909

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

	Year Ended December 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash interest paid	$2,668	$2,445
Cash income taxes paid	$—	$—
Supplemental disclosure of non-cash activities:
Reclassification from accounts receivable to notes receivable	$312	$546
Exchange of preferred stock Series A to Series B	$18,602	$—
Gain on extinguishment of preferred stock	$43,395	$—
Vendor-financed insurance	$1,170	$1,259

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Business Overview

Regional Health Properties, Inc.'s (the "Company" or "Regional Health") predecessor was incorporated in Ohio on August 14, 1991, under the name Passport Retirement, Inc. In 1995, Passport Retirement, Inc. acquired substantially all of the assets and liabilities of AdCare Health Systems, Inc. and changed its name to AdCare Health Systems, Inc. ("AdCare"). AdCare completed its initial public offering in November 2006, relocated its executive offices and accounting operations to Georgia in 2012, and changed its state of incorporation from Ohio to Georgia in December 2013. Regional Health Properties, Inc. is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior housing. The Company's business primarily consists of leasing such facilities to third-party tenants, which operate the facilities. The Company has two primary reporting segments: (i) Real Estate, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants, including the Company's management of three facilities on behalf of third-party owners; and (ii) Healthcare Services segment, which consists of the operation of the Meadowood and Glenvue facilities. Effective August 3, 2023, the Company’s 12.5% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Stock”) is quoted on the OTC Markets Group, Inc.’s OTCQB Venture Market under the symbol “RHEPB”.

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. Significant estimates include the self-insurance reserve for professional and general liability, patient care revenues, allowance for doubtful accounts and credit losses, contractual allowances for Medicaid, Medicare, and managed care reimbursements, deferred tax valuation allowance, valuation of goodwill and other long-lived assets, and cash flow projections. Actual results could differ materially from those estimates.

Reclassifications

Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period's presentation. These classifications had no impact on net loss or cash flows from operations for the year ended 2023 or 2022.

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

The Company has evaluated and concluded that as of December 31, 2023 and December 31, 2022, the Company has no relationship with a VIE in which it is the primary beneficiary required to consolidate the entity.

Cash and Restricted Cash

Certain cash and amounts are restricted for specific purposes such as (i) mortgage escrow requirements; (ii) reserves for capital expenditures on United States Housing and Urban Development (“HUD”) insured facilities; and (iii) collateral for other debt obligations.

Revenue Recognition and Allowances

Patient Care Revenue. ASC Topic 606, Revenue from Contracts with Customers, requires a company to recognize revenue when the company transfers control of promised goods and services to a customer. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. Revenue from our Healthcare Services business segment is derived from services rendered to patients in the Tara, Lumber City, LaGrange, Meadowood, Thomasville and Glenvue facilities during 2022 and Meadowood and Glenvue during 2023. The Company receives payments from the following sources for services rendered in our facilities: (i) the federal government under the Medicare program administered by CMS; (ii) state governments under their respective Medicaid and similar programs; (iii) commercial insurers; and (iv) individual patients and clients. The vast majority (greater than 90%) of the revenue the Company has recognized is from government sources. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and other price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. The Company recognizes revenue at the amount that reflects the consideration the Company expects to receive in exchange for the services provided. These amounts are due from residents or third-party payors and include variable consideration for retroactive adjustments from estimated reimbursements, if any, under reimbursement programs. Performance obligations, such as providing room and board, wound care, intravenous drug therapy, physical therapy, and quality of life activities amongst others, are determined based on the nature of the services provided are determined based on the nature of the services provided. Estimated uncollectible amounts due from patients are generally considered implicit price concessions that are a direct reduction to net patient care revenues.

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

Management Fee Revenues and Other Revenues. The Company recognizes management fee revenues as services are provided in accordance with ASU 2014-09, Revenue from Contracts with Customers, as codified in ASC 606, which requires revenue to be recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. The Company has one contract to manage three facilities (the “Management

Contract”), with payment for each month of service generally received in full on a monthly basis. The maximum penalty for service contract nonperformance under the Management Contract is $50,000 per year, payable after the end of the year. Further, the Company recognizes interest income from loans and investments, using the effective interest method when collectability is probable. The Company applies the effective interest method on a loan-by-loan basis.

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

As of December 31, 2023 and December 31, 2022, the Company reserved for approximately $2.1 million and $1.3 million, respectively, of uncollected receivables. Accounts receivable, net totaled $1.4 million at December 31, 2023 compared with $6.3 million at December 31, 2022.

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	December 31, 2023	December 31, 2022
Gross receivables
Real Estate Segment	$693	$1,094
Healthcare Services (a)	2,750	6,493
Subtotal	3,443	7,587
Allowance
Real Estate Segment	—	(338)
Healthcare Services	(2,040)	(960)
Subtotal	(2,040)	(1,298)
Accounts receivable, net of allowance	$1,403	$6,289
(a)
At December 31, 2022, our accounts receivable included $1.9 million from the Employee Retention Tax Credit (ERTC), which was received in 2023.

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

Accounts receivable are recorded at net realizable value. The Company performs ongoing evaluations of its tenants and significant third-party payors with which it contracts, and generally does not require collateral. The Company maintains an allowance for doubtful accounts and credit losses which management believes is sufficient to cover potential losses. Delinquent accounts receivable are charged against the allowance for doubtful accounts and credit losses once collection has been determined to be unlikely. Accounts receivable are considered past due and placed on delinquent status based upon contractual terms as well as how frequently payments are received, on an individual account basis.

Prepaid Expenses and Other

As of December 31, 2023 and December 31, 2022, the Company had $0.6 million and $0.7 million, respectively, in prepaid expenses and other; approximately $0.1 million decrease is related to insurance for the facilities we operate while the other amounts are predominantly for directors’ and officers’ insurance and mortgage insurance premiums.

Notes Receivable

Notes receivable are initially recorded when accounts receivable are transferred into a promissory note and are recorded as an alternative to accounts receivable to memorialize an unqualified promise to pay a specific sum, typically with interest, in accordance with a defined payment schedule. The Company’s payment terms with customers on promissory notes can vary based on several factors and the circumstances of each promissory note, however typically promissory notes mature over a 1 to 3 year period. Similar to accounts receivable, each reporting period the Company evaluates the collectability of outstanding notes receivable balances and will record an allowance to represent an estimate of future expected credit losses. As of December 31, 2023 and December 31, 2022, the Company has provided for no allowance.

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

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or financing lease. As of December 31, 2023, the Company’s leased facility is accounted for as an operating lease. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

The Company assesses any new contracts or modification of contracts in accordance with ASC 842, Leases, to determine the existence of a lease and its classification. We are reporting revenues and expenses for real estate taxes and insurance where the lessee has not made those payments directly to a third party in accordance with their respective leases with us.

The following table summarizes real estate tax recognized on our consolidated statements of operations in “Other Operating Expenses” for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(Amounts in 000’s)	2023	2022
Rental revenues	$336	$391
Other operating expenses	$336	$391

Accounts Payable

The following table presents the Company's accounts payable for the periods presented:

(Amounts in 000’s)	December 31, 2023	December 31, 2022
Real Estate Segment	$751	$797
Healthcare Services	1,742	2,496
Total accounts payable	$2,493	$3,293

Other Liabilities

As of December 31, 2023 and December 31, 2022, the Company had $1.8 million and $1.1 million, respectively, in Other liabilities; the $0.7 million increase compared to the prior period relates to restricted sublease improvements with lease security deposits comprising the remainder of the balances in both periods.

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

The Company evaluates the recoverability of the finite lived intangibles whenever an impairment indicator is present. The circumstances and events regarding the possible presence of an impairment indicator are based on inputs such as, market conditions, operator performance, and legal matters. If there is an indication of possible impairment, we conduct a review that is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and estimated hold period. This estimate considers factors such as expected future operating income, market and other applicable trends including the terminal value of the property. If impairment exists, due to the inability to recover the carrying amount of the CON, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the CON.

The Company’s indefinite lived intangibles consist primarily of values assigned to CON/bed licenses that are separable from the buildings. The Company does not amortize goodwill or indefinite lived intangibles. The Company's goodwill is related to certain property acquisitions but is evaluated for impairment on the operator level. On an annual basis, the Company evaluates the recoverability of the indefinite lived intangibles and goodwill by performing an impairment test. The Company performs its annual test for impairment during the fourth quarter of each year or more frequently if events and circumstances indicate the goodwill might be impaired. For the years ended December 31, 2023 and December 31, 2022, the test results indicated no impairment necessary.

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

Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

(Amounts in 000’s)	December 31, 2023	December 31, 2022
Stock options	33	13
Common Stock warrants - employee	32	34
Common Stock warrants - nonemployee	—	1
Total shares	65	48

The weighted average contractual terms in years for these securities, with no intrinsic value, are 6.9 years for the stock options and 1.0 years for the warrants.

Other Operating Expenses

Other operating expenses includes real estate tax expenses recognized during the year ended December 31, 2023 and December 31, 2022, where the lessee has not made those payments directly to a third party in accordance with their respective leases with us, mortgage insurance and other professional services expenses.

Other expense, net

The Company retained a law firm to evaluate and assist with opportunities to improve the Company's capital structure. For the year ended December 31, 2023 and December 31, 2022, these costs were $0.9 million and $1.3 million, respectively. For further information, see Note 2 – Liquidity.

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

Judgment is required in evaluating uncertain tax positions. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is measured to determine the amount of benefit to recognize in the financial statements. The Company classifies unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as liabilities in the consolidated balance sheets. As of December 31, 2023, the Company has a full valuation allowance on all deferred tax balances.

The Company is subject to income taxes in the U.S. and numerous state and local jurisdictions. In general, the Company’s tax returns filed for the 2020 through 2023 tax years are still subject to potential examination by taxing authorities. To the Company’s knowledge, the Company is not currently under examination by any major income tax jurisdiction.

Stock Based Compensation

The Company follows the provisions of ASC Topic 718, Compensation - Stock Compensation, which requires the use of the fair-value based method to determine compensation for all arrangements under which employees, non-employees, and others receive shares of stock or equity instruments (options, warrants or restricted shares). All awards are amortized on a straight-line basis over their vesting terms. Stock-based compensation is measured at the grant date for all stock-based awards based upon the fair value of the awards and forfeitures are recognized as they occur.

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

Level 1— Quoted market prices in active markets for identical assets or liabilities

Level 2— Other observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3— Significant unobservable inputs

The respective carrying value of certain financial instruments of the Company approximates their fair value. These instruments include cash, restricted cash, accounts receivable, notes receivable, and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values, they are receivable or payable on demand, or the interest rates earned and/or paid approximate current market rates.

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

In 2015, the insurance programs described above changed in order to address the different needs of the Company as a result of the Transition. The Company’s workers compensation plan transitioned from a high deductible to a guaranteed cost program in February 2015. As of December 31, 2023 and December 31, 2022, there are no outstanding claims or unsettled claims for the legacy self-insured employee medical plan and the large deductible workers’ compensation plan.

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

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements (Topic 842) amendments, which requires entities to determine whether related party arrangements between entities under common control are leases. The amendments also address the accounting treatment of leasehold improvements associated with common control leases. They require the lessee to amortize leasehold improvements over the useful life of the improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset. If the lessee no longer controls the use of the asset, the leasehold improvements are accounted for as a transfer between entities under common control through an adjustment to equity. These improvements are also subject to impairment guidance in Topic 360, Property, Plant, and Equipment. The amendment is effective for public entities beginning after December 15, 2023. The Company does not expect the adoption of ASU 2023-01 to have an impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public company to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. A public company with a single reportable segment is required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires a public company, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on the Company's consolidated financial statements.

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

As of December 31, 2022, the company determined remaining escheatment liabilities for discontinued operations are $0.8 million and are included in accrued expenses. As a result of this change in accounting estimate the Company recognized income net of expenses for discontinued operations of approximately $2.4 million for the year ended December 31, 2022 included in “Other (income) expense”. As of December 31, 2023, the remaining balance included in accrued expenses for escheatment liabilities for discontinued operations was $0.3 million.

NOTE 2. LIQUIDITY

Overview

The Company intends to pursue measures to grow its operations, streamline its cost infrastructure and otherwise increase liquidity, including: (i) refinancing or repaying debt to reduce interest costs and mandatory principal repayments, with such repayment to be funded through potentially expanding borrowing arrangements with certain lenders; (ii) increasing future lease revenue through acquisitions and investments in existing properties; (iii) modifying the terms of existing leases; (iv) replacing certain tenants who default on their lease payment terms; and (v) reducing other and general and administrative expenses

Management anticipates having access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months following the date of issuance of these consolidated financial statements. At December 31, 2023, the Company had $1.0 million in unrestricted cash and $1.4 million of net accounts receivable, mainly consisting of patient account receivables and rent receivables.

For the year ended December 31, 2023, the Company's cash provided by operating activities was $3.7 million due to collection of the Employee Retention Tax Credit. The Company is seeking collection of the past due rent. In addition, management is working to expedite the time it takes to collect and receive aged patient receivables. Cash flow from operations in the future will be based on the operational performance of the facilities under the company's management, Glenvue and Meadowood, as well as continued uncertainty of the COVID-19 pandemic and its impact on the Company's business, financial condition and results of operations.

Series A Preferred Stock Exchange Offer ("Exchange Offer")

On June 30, 2023, the Company closed the Company’s offer to exchange (the “Exchange Offer”) any and all outstanding shares of the Company’s 10.875% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Stock”) for newly issued shares of the Company’s Series B Preferred Stock. In connection with the completion of the Exchange Offer and the implementation of the Series A Charter Amendments and the Series B Charter Amendments, the liquidation preference of the Series A Preferred Stock was reduced, accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and future dividends on the Series A Preferred Stock were eliminated. As a result, $50.4 million in accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and, as of December 31, 2023, there are no accumulated and unpaid dividends on the Series A Preferred Stock. For further information regarding the Exchange Offer, Series A Charter Amendments and Series B Charter Amendments, see Note 9 – Common and Preferred Stock.

In early 2020, the Company began on-going efforts to investigate alternatives to retire or refinance our outstanding Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise. Costs associated with these efforts have been expensed as incurred in “Other expense, net” and were approximately $0.9 million and approximately $1.3 million for the year ended December 31, 2023 and December 31, 2022, respectively.

Series A Preferred Dividend Suspension

Prior to the Exchange Offer, as discussed above, we suspended the quarterly dividend payment with respect to our Series A Preferred Stock commencing with the fourth quarter of 2017, and on June 8, 2018, the Board suspended quarterly dividend payments indefinitely with respect to the Series A Preferred Stock. As of December 31, 2022, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company had approximately $45.9 million of undeclared preferred stock dividends in arrears. The dividend suspension provided the Company with additional funds to meet its ongoing liquidity needs. As the Company had failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividends periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods had increased to 12.875%, which was equivalent to approximately $3.20 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company had paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash. As discussed above, in connection with the completion of the Exchange Offer, accumulated and unpaid dividends on the Series A Preferred Stock were eliminated.

Debt

As of December 31, 2023, the Company had $50.7 million in indebtedness, net of $1.1 million deferred financing and unamortized discounts. The Company anticipates net principal repayments of approximately $1.9 million during the next twelve-month period, which include approximately $1.4 million of routine debt service amortization, approximately $0.4 million payments on other non-routine debt and a $0.1 million payment of bond debt. For further information, see Note 8 – Notes Payable and Other Debt.

Debt Refinance. For the year ended December 31, 2023, the Company did not refinance any debt. On October 21, 2022, the Company, through wholly-owned subsidiaries, consummated a HUD refinancing of its senior mortgages on three SNFs in Ohio. Funding was provided by Newpoint Real Estate Capital LLC ("Newpoint") pursuant to three HUD guaranteed secured Healthcare Facility Notes (the "HUD Notes"). Proceeds from the HUD Notes were used to pay off existing HUD guaranteed secured mortgages and pay transaction costs. Newpoint is the servicer on other loans extended to the Company.

Consequently, the Company recorded a net loss of approximately $0.4 million on extinguishment of debt during the year ended December 31, 2022, consisting of a $0.2 million prepayment penalty and $0.2 million of expensed deferred financing fees associated with the extinguishment of the Englewood Care Center, The Pavilion Care Center, and Hearth & Care of Greenfield loans.

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

Debt Modification. For the year ended December 31, 2023, the Company did not modify any debt. On December 30, 2022, the Company extended the maturity date on approximately $0.5 million other debt from August 25, 2023, to August 25, 2025 (known as the “KeyBank Exit Notes”). See Note 8 – Notes Payable and Other Debt.

Debt Covenant Compliance

At December 31, 2023 and December 31, 2022, the Company was in compliance with the various financial and administrative covenants related to all of the Company’s credit facilities.

Changes in Operational Liquidity

Several of the Company’s operators have defaulted on their contractual obligations and elected to transition the facilities back to the Company beginning in 2021. Given the complexities in identifying and negotiating with new operators, the Company was forced to become the licensed operator of five facilities, most importantly four of the eight leased facilities under the “Foster Lease”. Operating the facilities requires substantial working capital until the facilities can begin receiving the government reimbursements.

Healthcare Services segment. As part of the Portfolio Stabilization initiative, the Company took back five facilities in 2022. In addition to becoming the licensed operator, the Company is obligated to fund the working capital needs of each facility until patient reimbursement collections begin. For the year ended 2023 and 2022, the Healthcare Services net loss was $2.8 million and $0.5 million, respectively. In addition, the gross Account Receivable for the segment decreased to $2.8 million in 2023 from $6.5 million in 2022. As described in more detail as referenced in Note 6 - Leases, the Company terminated the master lease. As of December 31, 2023 and December 31, 2022, the Company operated two facilities.

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

NOTE 3. CASH, RESTRICTED CASH, AND INVESTMENTS

The following presents the Company’s cash and restricted cash:

Amounts in (000's)	December 31, 2023	December 31, 2022
Cash	$953	$843
Restricted cash:
Cash collateral	159	135
HUD and other replacement reserves	2,125	2,155
Escrow deposits	630	459
Restricted investments for debt obligations	317	317
Total restricted cash	3,231	3,066

Total cash and restricted cash	$4,184	$3,909

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

NOTE 4. PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000's)	Lives (Years)	December 31, 2023	December 31, 2022
Buildings and improvements	5 - 40	$64,447	$63,746
Equipment and computer related	2 - 10	1,187	1,807
Land (1)	—	2,774	2,774
		68,408	68,327
Less: accumulated depreciation and amortization		(23,071)	(21,716)
Property and equipment, net		$45,337	$46,611

(1)
Includes $0.1 million of land improvements with an average estimated useful remaining life of approximately 7 years.

During the year ended December 31, 2023 and December 31, 2022 , the Company recorded no impairments in property and equipment.

The following table summarizes total depreciation and amortization for the year ended December 31, 2023 and 2022:

	Year Ended December 31,
Amounts in (000's)	2023	2022
Depreciation	$1,817	$1,966
Amortization	438	438
Total depreciation and amortization	$2,255	$2,404

NOTE 5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000’s)	Bed Licenses - Non-Separable(1)	Bed Licenses - Separable(2)	Lease Rights	Total	Goodwill(2)
Balances, December 31, 2022
Gross	$14,276	$2,471	$206	$16,953	$1,585
Accumulated amortization	(4,583)	—	(96)	(4,679)	—
Net carrying amount, December 31, 2022	$9,693	$2,471	$110	$12,274	$1,585

Balances, December 31, 2023
Gross	$14,276	$2,471	$176	$16,923	$1,585
Accumulated amortization	(4,997)	—	(89)	(5,086)	—
Net carrying amount, December 31, 2023	$9,279	$2,471	$87	$11,837	$1,585
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

Expected amortization expense for the year ended December 31, for all definite-lived intangibles, for each of the next five years and thereafter is as follows:

Amounts in (000's)	Bed Licenses	Lease Rights
2024	$414	$18
2025	414	18
2026	414	18
2027	414	18
2028	414	15
Thereafter	7,209	—
Total	$9,279	$87

NOTE 6. LEASES

Operating Leases

From January 1, 2022 through December 30, 2022, the Company leased a total of nine SNFs from owners unaffiliated with the Company under non-cancelable leases, most of which had rent escalation clauses and provisions for payments of real estate taxes, insurance, and maintenance costs.

On December 30, 2022, the Company and Spring Valley entered into a Lease Termination Agreement relating to the lease of the following eight nursing facilities: the Powder Springs facility, the Thomasville facility, the Jeffersonville facility, the Lumber City facility, the LaGrange facility, the Tara facility, the Oceanside facility and the Savannah Beach facility (collectively, the “Facilities”). The Lease Termination Agreement terminated the lease effective December 7, 2022 (the “Lease Termination Date”). In connection with the foregoing, the Company entered into certain Operations Transfer Agreements (the “Operations Transfer Agreements”) with the new operators. Pursuant to the Lease Termination Agreement, (a) Spring Valley forgave all past due and current rent, late penalties, and additional rent for taxes due under the lease as of the Lease Termination Date, as well as all accrued and unpaid interest and unpaid principal under the Promissory Note dated September 30, 2022, (b) the Company remains liable to Spring Valley for any nursing home provider fees owed to the State of Georgia arising on or before the Lease Termination Date (“Unpaid Provider Fees”), (c) to fund any reimbursement for Unpaid Provider Fees, the Company agreed to enter into a Promissory Note with a line of credit feature in favor of Spring Valley in the principal sum of $2,700,000 bearing an interest rate of 6.25%, payable monthly over 24 months, secured by the accounts receivables associated with the facilities and earned prior to the Lease Termination Date, and guaranteed by the Company, and (d) except as set forth in the Lease Termination Agreement, Spring Valley, Tenant and the Company agreed to a release of claims. (see Note 14 – Subsequent Events)

As of December 31, 2023 and December 31, 2022, the Company leases one SNF facility in Covington, Ohio under a non-cancelable lease, which has rent escalation clauses and provisions for payments of real estate taxes, insurance, and maintenance costs. The remaining lease term for the Covington facility is approximately 4.9 years as of December 31, 2023. The Company subleases the Covington facility to a third party.

The Company also leased certain office space located in Suwanee, Georgia through the termination date of June 30, 2023. Effective July 1, 2023, the Company signed a sublease for 2,000 sq ft of office space in Atlanta, Georgia. The sublease expires on July 31, 2025.

As of December 31, 2023 and December 31, 2022, the Company is in compliance with all operating lease financial covenants.

Facility Leased to the Company

The Covington facility is leased under an agreement dated August 26, 2002, as subsequently amended (the “Covington Prime Lease”), by and between the Company and Covington Realty, LLC (“Covington”). On August 1, 2015, the Covington Prime Lease was amended, whereby the parties agreed to: (i) provide consent to the sublease of the facility to a third-party operator; (ii) extend the term of the lease; and (iii) set the annual base rent, effective May 1, 2015, and continuing throughout the lease term, equal to 102% of the immediately preceding lease year’s base rent. On January 11, 2019, the Company and Covington entered into a forbearance agreement (the “Covington Forbearance Agreement”), whereby the Company and Covington agreed to: (i) extend the lease term from April 30, 2025 until April 30, 2029 (the “Term”); (ii) reduce the base rent by approximately $0.8 million until April 30, 2025, the remainder of the prior lease term; and (iii) relieve the Company from approximately $0.5 million of outstanding lease amounts (the “Rent Due”) as of December 31, 2018. Covington has released the Company of 100% of the Rent Due as of December 31, 2023. During each of December 2023 and December 2022, the Company recognized approximately $0.1 million as a reduction of “Facility rent expense” on our consolidated statements of operations from the respective portions of forgiven rent.

Future Minimum Lease Payments

Future minimum lease payments for each of the next five years ended December 31, and thereafter are as follows:

(Amounts in 000's)	Future Rental Payments	Accretion of Lease Liability(1)	Operating Lease Obligation
2024	$678	$(29)	$649
2025	672	(77)	595
2026	658	(120)	538
2027	671	(165)	506
2028	685	(208)	477
Thereafter	230	(78)	152
Total	$3,594	$(677)	$2,917

1.
Weighted average discount rate 7.98%

Lessor

Facilities Leased or Subleased by the Company

On August 11, 2023, the Company and its former tenant, SL SNF, LLC, entered into a lease amendment (the “Amendment”) regarding the Southland facility. The amendment reduces the monthly rent to $43,000 effective April 1, 2023 and includes a $312,000 promissory note (the “Promissory Note”). The lease termination date under the amendment is October 31, 2024. Under the terms of the Promissory Note, the principal sum plus all accrued interest, accruing on the unpaid principal balance at a rate of 8% per annum, is due and payable on December 1, 2024, with minimum monthly payments of principal and interest of $18,353 per month beginning on July 1, 2023. As of December 31, 2023, the principal remaining balance is $304,000.

From January 1, 2022 through December 30, 2022, the Company leased or subleased 20 facilities (12 owned by the Company and eight leased to the Company) to third-party tenants on a triple net basis, meaning that the lessee (i.e., the third-party tenant of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments to the Company, as applicable.

As of December 31, 2023, the Company leased or subleased 11 facilities to third-party tenants on a triple net basis. The reduction in facilities leased by the Company is the result of the Lease Termination Agreement described above, whereby the Company terminated its lease (and related subleases) of eight SNFs.

The weighted average remaining lease term for our facilities is 5.5 years.

Below is a description of the leases with the Company as lessor as of December 31, 2023.

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

The Company and CRM agreed to take back three SNFs and one assisted living facility, and the Company became the licensed operator and Peach Health Group agreed to manage the facilities. Currently, CRM leases two skilled nursing facilities, Autumn Breeze and Cocoa Valley, from the Company.

Future Minimum Lease Receivables

Future minimum lease receivables for each of the next five years ended December 31, and thereafter are as follows:

(Amounts in 000's)	Future Lease Receivables
2024	$6,559
2025	6,666
2026	6,771
2027	6,879
2028	6,730
Thereafter	8,227
Total	$41,832

The following table summarizes the Company’s leases to third-parties as of December 31, 2023. Each lease is structured as “triple-net” and contains specific rent escalation amounts ranging from 1.0% to 2.5% annually. Further, each lease has one or more renewal options. For those facilities subleased by the Company, the renewal option in the sublease agreement is dependent on the Company’s renewal of the prime lease agreement.

		Expiration	2024 Cash
Facility Name	Operator Affiliation (1)	Date	Annual Rent
			(Thousands)
Owned
Eaglewood Village	Aspire Regional Partners	11/30/2028	$630
Eaglewood Care Center	Aspire Regional Partners	11/30/2028	821
Southland Healthcare and Rehabilitation Center	Beacon Health Management	10/31/2024	516
Hearth & Care of Greenfield	Aspire Regional Partners	11/30/2028	372
The Pavilion Care Center	Aspire Regional Partners	11/30/2028	343
Autumn Breeze Healthcare Center	C.R. Management	9/30/2030	986
Coosa Valley Health Care	C.R. Management	8/31/2030	1,099
Georgetown Healthcare & Rehabilitation	Oak Hollow Healthcare Management	10/31/2032	344
Mountain Trace Rehabilitation and Nursing Center	Vero Health Management	2/28/2029	541
Sumter Valley Nursing and Rehab Center	Oak Hollow Healthcare Management	10/31/2032	602
Subtotal Owned Facilities (10)			6,254
Leased
Covington Care Center	Aspire Regional Partners	11/30/2028	821
Subtotal Leased Facilities (1)			821
Total (11)			$7,075

(1)
Represents the number of facilities which are leased or subleased to separate tenants, which tenants are affiliates of the entity named in the table above.

NOTE 7. ACCRUED EXPENSES

Accrued expenses consist of the following:

Amounts in (000's)	December 31, 2023	December 31, 2022
Accrued employee benefits and payroll related	$255	$539
Real estate and other taxes (1)	3,077	2,428
Self-insured reserve	61	80
Accrued interest	225	210
Unearned rental revenue	—	43
Medicaid overpayment - Healthcare Services	—	169
Insurance escrow	98	—
Other accrued expenses (2)	344	1,567
Total	$4,060	$5,036

(1)
In 2023, includes approximately $0.7 million of bed taxes in arrears related to the Wellington Transition in 2020 as well as $1.9 million related to our own dates of operation under the Healthcare Services segment and approximately $0.5 million property tax accrual for the twelve months ended December 31, 2023 for the Real Estate segment.
(2)
In 2022, includes approximately $0.7 million of bed taxes in arrears related to the Wellington Transition in 2020 as well as $1.3 million of our own dates of operation under the Healthcare Services segment and approximately $0.3 million property tax accrual for the twelve months ended December 31, 2022 for the Real Estate segment.

NOTE 8. NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consists of the following:

(Amounts in 000’s)	December 31, 2023	December 31, 2022
Senior debt—guaranteed by HUD	$28,979	$29,782
Senior debt—guaranteed by USDA (1)	7,259	7,526
Senior debt—guaranteed by SBA(2)	557	580
Senior debt—bonds	6,117	6,253
Senior debt—other mortgage indebtedness	8,001	8,266
Other debt	889	895
Subtotal	51,802	53,302
Deferred financing costs	(954)	(1,005)
Unamortized discount on bonds	(113)	(119)
Notes payable and other debt	$50,735	$52,178

(1)
U.S. Department of Agriculture (“USDA”)
(2)
U.S. Small Business Administration (“SBA”)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		December 31, 2023	December 31, 2022
Senior debt - guaranteed by HUD (2)
The Pavilion Care Center	Newpoint Capital	12/01/2039	Fixed	3.97%	$801	$835
Hearth and Care of Greenfield	Newpoint Capital	08/01/2050	Fixed	3.97%	1,909	1,949
Woodland Manor	Newpoint Capital	11/01/2052	Fixed	3.97%	4,891	4,980
Glenvue	Newpoint Capital	10/01/2044	Fixed	3.75%	7,077	7,297
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	6,154	6,344
Georgetown	Newpoint Capital	10/01/2046	Fixed	2.98%	3,120	3,214
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	5,027	5,163
Total					28,979	29,782
Senior debt - guaranteed by USDA (3)
Mountain Trace	Community B&T	12/24/2036	Prime + 1.75%	10.25%	3,539	3,680
Southland	Cadence Bank, NA	07/27/2036	Prime + 1.50%	10.00%	3,720	3,846
Total					7,259	7,526
Senior debt - guaranteed by SBA
Southland (4)	Cadence Bank, NA	07/27/2036	Prime + 2.25%	10.75%	557	580
Total					557	580

Total debt					$36,795	$37,888

(1)
Represents interest rates as of December 31, 2023 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which are approximately 0.16% per annum.
(2)
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
(3)
For the two SNF’s, the Company has term loans with financial institutions, which are insured 70% to 80% by the USDA. The loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 1% through 2020, capped at 1% for the remainder of the first 10 years of the term and 0% thereafter.
(4)
For one SNF, commonly known as Southland, the Company has a term loan with a financial institution, which is insured 75% by the SBA.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		December 31, 2023	December 31, 2022
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,117	$6,253
Total					$6,117	$6,253

(1)
Represents interest rates as of December 31, 2023 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of approximately 0.10% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		December 31, 2023	December 31, 2022
Senior debt - other mortgage indebtedness
Meadowood (2)	Exchange Bank of Alabama	10/01/2026	Fixed	4.50%	$3,237	$3,320
Coosa (3)	Exchange Bank of Alabama	10/10/2026	Fixed	3.95%	4,764	4,946
Total					$8,001	$8,266

(1)
Represents interest rates as of December 31, 2023 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.34% per annum.
(2)
The Meadowood Credit Facility is secured by the Meadowood Facility and the assets of Coosa, which is guaranteed by Regional Health Properties, Inc.
(3)
The Coosa Credit Facility, guaranteed by Regional Health Properties, Inc., includes customary terms, including events of default with an associated annual 5% default interest rate, and is secured by the Coosa Facility and the assets of Meadowood. Upon the occurrence of certain events of default, the lenders may terminate the Coosa Credit Facility and the Meadowood Credit Facility, and all amounts due under both credit facilities will become immediately due and payable. The Coosa Credit Facility has prepayment penalties of 5% in the 1st year, 4% in the 2nd year and 1% thereafter.

(Amounts in 000’s)
Lender	Maturity	Interest Rate		December 31, 2023	December 31, 2022
Other debt
First Insurance Funding (1)	03/01/2024	Fixed	3.65%	$369	$357
KeyBank (2)	08/25/2025	Fixed	0.00%	495	495
Marlin Capital Solutions	06/01/2027	Fixed	5.00%	25	43
Total				$889	$895

(1)
Annual Insurance financing primarily for the Company’s directors’ and officers’ insurance.
(2)
On December 30, 2022, Key Bank and the Company extended the maturity date from August 25, 2023 to August 25, 2025.

Debt Covenant Compliance

As of December 31, 2023, the Company had approximately 16 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

At December 31, 2023, the Company was in compliance with the various financial and administrative covenants related to all of the Company’s credit facilities.

Scheduled Minimum Debt Principal payments and Maturity payments

The schedule below summarizes the scheduled gross minimum principal payments and maturity payments as of December 31, 2023 for each of the next five years and thereafter.

(Amounts in 000’s)	Future Minimum Payments
2024	$1,944
2025	2,154
2026	8,621
2027	1,425
2028	1,500
Thereafter	36,158
Subtotal	51,802
Less: Deferred financing costs, net	(954)
Less: Unamortized discounts	(113)
Total notes and other debt	$50,735

NOTE 9. SEGMENT RESULTS

In 2023, the Healthcare Services segment consisted of two facilities: Meadowood and Glenvue. In 2022, the Company commenced operations at the previously leased Meadowood and Glenvue facilities as well as the subleased Lumber City, LaGrange and Thomasville facilities. Accordingly, the Company now has two primary reporting segments: (i) Real Estate segment, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants, including the Company’s management of three facilities on behalf of third-party owners; and (ii) Healthcare Services segment, which consists of the operation of the Lumber City, LaGrange, Meadowood, Thomasville, Glenvue and the Tara Facilities.

The Company reports segment information based on the “management approach” defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

The table below presents the results of operations for our reporting segments for the periods presented.

	Year Ended December 31,			Year Ended December 31,
	2023	2023	2023	2022	2022	2022
(Amounts in 000’s)	Real Estate	Healthcare Services	Total	Real Estate	Healthcare Services	Total
Revenues:
Patient care revenues	$—	$8,835	8,835	$—	$22,060	$22,060
Rental revenues	7,069	—	7,069	12,794	—	12,794
Management fees	1,050	—	1,050	1,045	—	1,045
Other revenues	210	—	210	26	—	26
Total revenues	8,329	8,835	17,164	13,865	22,060	35,925
Expenses:
Patient care expense	—	9,200	9,200	—	20,453	20,453
Facility rent expense	(6)	600	594	4,050	826	4,876
Cost of management fees	595	—	595	619	—	619
Depreciation and amortization	2,040	215	2,255	2,371	33	2,404
General and administrative expense	3,686	290	3,976	3,458	1,194	4,652
Doubtful accounts expense	175	975	1,150	4,298	618	4,916
Loss on disposal of assets	—	—	—	1,296	121	1,417
Loss on lease termination	—	—	—	1,436	—	1,436
Other operating expenses	246	(48)	198	631	1,343	1,974
Total expenses	6,736	11,232	17,968	18,159	24,588	42,747
Income (loss) from operations	1,593	(2,397)	(804)	(4,294)	(2,528)	(6,822)
Other (income) expense:
Interest expense, net	2,593	158	2,751	2,567	(38)	2,529
Loss on extinguishment of debt	—	—	—	452	—	452
Other (income) expense, net	115	218	333	(987)	(1,949)	(2,936)
Total other (income) expense, net	2,708	376	3,084	2,032	(1,987)	45
Net loss	$(1,115)	$(2,773)	$(3,888)	$(6,326)	$(541)	$(6,867)

Total assets for the Real Estate segment and Healthcare Services segment were $54.2 million and $8.0 million respectively, as of December 31, 2023.

Total assets for the Real Estate segment and Healthcare Services segment were $63.5 million and $5.6 million respectively, as of December 31, 2022.

NOTE 10. COMMON AND PREFERRED STOCK

On June 27, 2023, the Company convened a special meeting (the “Special Meeting”) of the holders of its Series A Preferred Stock”) and the holders of its common stock (the “Common Stock”) and Series E Redeemable Preferred Shares (the “Series E Preferred Stock”). The Special Meeting was called to consider the proposals set forth in the Company’s definitive proxy statement/prospectus filed with the SEC on May 25, 2023 (as supplemented or amended, the “Proxy Statement/Prospectus”) in connection with the Company’s Exchange. The expiration date (the “Expiration Date”) for the Exchange Offer was 11:59 p.m., New York City time, on June 27, 2023.

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

Common Stock

As of December 31, 2023, the Company had 55,000,000 shares of Common Stock authorized and 1,849,908 shares issued and 1,839,028 shares outstanding. There were no dividends declared or paid on the common stock during the years ended December 31, 2023 and 2022.

Preferred Stock

As of December 31, 2023, the Company had 5,000,000 shares of Preferred Stock authorized and 2,811,535 shares issued and outstanding.

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

As of December 31, 2023, the Company had 559,263 shares of Series A Preferred Stock issued and outstanding, and the accumulated and unpaid dividends on the Series A Preferred Stock in the amount of $45.9 million were forfeited as part of the extinguishment. As of December 31, 2022, the Company had 2,811,535 shares of Series A Preferred Stock issued and outstanding, and, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company had approximately $45.9 million of undeclared preferred stock dividends in arrears.

No dividends were declared or paid on the Series A Preferred Stock for the years ended December 31, 2023 and 2022.

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

As of December 31, 2023, the Company had 2,252,272 shares of Series B Preferred Stock issued and outstanding. No dividends were declared or paid on the Series B Preferred Stock for the year ended December 31, 2023.

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

All shares of Series E Preferred Stock were redeemed in connection with the Special Meeting. The Series E Preferred Stock designation has been eliminated from the Charter and, as of December 31, 2023, there are no shares of Series E Preferred Stock issued and outstanding.

	Date paid / Arrears date	Dividends Per Share	Dividend Arrears (in 000's)
Common Stock Dividends: *
	4/30/2015	$0.050	$0.050
	7/31/2015	0.055	0.055
	10/31/2015	0.060	0.060
For the year ended December 31, 2015		$0.165	$0.165

Preferred Stock Dividends:
	3/31/2017	$0.68	$—
	6/30/2017	0.68	—
	9/30/2017	0.68	—
	12/31/2017	$0.68	$1,912
For the year ended December 31, 2017		$0.68	$1,912

	3/31/2018	$0.68	$1,912
	6/30/2018	0.68	1,912
	9/30/2018	0.68	1,912
	12/31/2018	0.80	2,249
For the year ended December 31, 2018		$2.84	$7,985

	3/31/2019	$0.80	$2,250
	6/30/2019	0.80	2,249
	9/30/2019	0.80	2,249
	12/31/2019	0.80	2,249
For the year ended December 31, 2019		$3.20	$8,997
	3/31/2020	$0.80	$2,250
	6/30/2020	0.80	2,249
	9/30/2020	0.80	2,249
	12/31/2020	0.80	2,249
For the year ended December 31, 2020		$3.20	$8,997
	3/31/2021	$0.80	$2,250
	6/30/2021	0.80	2,249
	9/30/2021	0.80	2,249
	12/31/2021	0.80	2,249
For the year ended December 31, 2021		$3.20	$8,997
	3/31/2022	0.80	2,250
	6/30/2022	0.80	2,249
	9/30/2022	0.80	2,249
	12/31/2022	0.80	2,249
For the year ended December 31, 2022		$3.20	$8,997
	3/31/2023	$0.80	$2,249
	6/30/2023	—	—
	9/30/2023	—	—
	12/31/2023	—	—
For the year ended December 31, 2023		$0.80	$2,249

NOTE 11. STOCK BASED COMPENSATION

Stock Incentive Plans

On September 21, 2023 (the “Effective Date”), our Board of Directors (the "Board") approved the Regional Health Properties, Inc. 2023 Omnibus Incentive Compensation Plan (the “2023 Plan”), which was approved by the Company's shareholders on November 16, 2023 at the 2023 Annual Meeting of Shareholders. The 2023 Plan authorizes the Compensation Committee of the Board of the Company to grant awards to non-employee directors, employees (including executive officers) and consultants. Under the terms of the 2023 Plan, the maximum number of shares of common stock reserved for delivery in settlement of awards shall be an aggregate of 225,000 shares of our common stock and grants are subject to certain limitations. The 2023 Plan permits the grant of any or all of the following types of awards to grantees: (i) stock options, including non-qualified options and incentive stock options; (ii) stock appreciation rights; (iii) restricted shares; (iv) performance units; (v) performance shares; (vi) deferred stock; (vii) restricted stock units; (viii) dividend equivalents; and (vii) other stock-based awards.

The 2023 Plan shall remain in effect, subject to the right of the Board to amend or terminate the 2023 Plan at any time, until the earlier of 11:59 p.m. (ET) on September 21, 2033, or the date all shares subject to the 2023 Plan shall have been issued and the restrictions on all restricted shares granted under the Plan shall have lapsed, according to the 2023 Plan’s provisions.

Our 2023 Plan replaced the Regional Health Properties, Inc. 2020 Equity Incentive Plan (the “2020 Plan”). Outstanding awards under the 2020 Plan will continue to be governed by the terms of the 2020 Plan until exercised, expired or otherwise terminated or canceled, but no further equity awards will be granted under the 2020 Plan.

On November 4, 2020, the Board adopted the 2020 Plan which was approved by the Company’s shareholders on December 16, 2020 at the 2020 Annual Meeting of Shareholders of the Company. The maximum number of shares of common stock authorized for issuance under the 2020 Plan was 250,000 shares, subject to certain adjustments. No awards could be made under the 2020 Plan after the 10th anniversary of the date of shareholder approval of the 2020 Plan, and no incentive stock options could be granted after the 10th anniversary of the date of Board approval of the 2020 Plan. As of September 21, 2023, the effective date of the 2023 Plan, no additional awards may be granted under the 2020 Plan.

As of December 31, 2023, the number of securities remaining available for future issuance under our 2023 Plan is 225,000.

The following table summarizes employee and nonemployee stock-based compensation for the years ended December 31, 2023 and 2022:

	Year Ending December 31,
Amounts in (000's)	2023	2022
Employee compensation:
Stock options	$72	$—
Restricted stock	285	233
Total employee stock-based compensation expense	$357	$233

As of December 31, 2023, the Company has no unrecognized compensation expense related to stock options.

Common Stock Options

The following summarizes the Company’s employee and non-employee stock option activity for the years ended December 31, 2023 and 2022:

	Number of Options (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2021	13	$47.53	2.5	$—
Granted	—	$—
Expired	—	$—
Outstanding at December 31, 2022	13	$47.53	1.6	$—
Granted	24	$3.32
Expired	(4)	$48.96
Outstanding at December 31, 2023	33	$14.84	6.9	$—

For the year ended December 31, 2023, a stock option to purchase 24,000 shares of common stock was granted under our 2020 Plan to an employee with an exercise price of $3.32. The weighted average fair value of the option granted was $2.99 and was estimated using the Black-Scholes option-pricing model with the following assumptions: (i) expected term of 5.0 years, (ii) risk free interest rate of 3.95%, (iii) dividend yield of 0.0%, and (iv) expected volatility of 143.23%. For the year ended December 31, 2022, no stock options were granted.

The following summary information reflects stock options outstanding, vested, and related details as of December 31, 2023:

	Stock Options Outstanding			Stock Option Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Exercisable (000's)	Weighted Average Exercise Price
$3.32	24	9.0	$3.32	24	$3.32
$46.80	9	1.0	$46.80	9	$46.80
Total	33	6.9	$14.84	33	$14.84

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

The following summarizes the Company’s employee and non-employee common stock warrant activity for the years ended December 31, 2023and 2022:

	Number of Warrants (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2021	43	$52.71	2.6	$—
Granted	—	$—
Expired	(8)	$49.76
Outstanding at December 31, 2022	35	$53.31	1.9	$—
Granted	—	$—
Expired	(3)	$63.81
Outstanding at December 31, 2023	32	$52.50	1.0	$—

No warrants were granted during the years ended December 31, 2023 and December 31, 2022. The Company has no unrecognized compensation expense related to common stock warrants as of December 31, 2023.

The following summary information reflects warrants outstanding, vested, and related details as of December 31, 2023:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Exercisable (000's)	Weighted Average Exercise Price
$51.00	15	1.3	$51.00	15	$4.00
$53.88	17	0.8	$53.88	17	$53.88
Total	32	1.0	$52.50	32	$52.50

Restricted Stock

The following summarizes the Company’s restricted stock activity for the years ended December 31, 2023 and 2022:

	Number of Shares (000's)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	79	$12.99
Granted	24	$4.51
Vested	(29)	$13.01
Forfeited	(23)	$12.95
Unvested at December 31, 2022	51	$8.99
Granted	99	$3.61
Vested	(26)	$9.06
Forfeited	(44)	$3.61
Unvested at December 31, 2023	80	$5.27

For restricted stock unvested at December 31, 2023, approximately $0.1 million in compensation expense will be recognized over the next two years.

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

As of December 31, 2023, all of the Company’s facilities operated, leased and subleased to third-party operators and managed for third-parties or operated by the Company are certified by CMS and are operational.

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

As of December 31, 2023, the Company and its tenants operate in an industry that is extremely regulated. As such, in the ordinary course of business, the Company’s tenants are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition, the Company believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations against or involving the Company, for the Company’s prior operations, or the Company’s tenants, whether currently asserted or arising in the future, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Professional and General Liability Claims

As of December 31, 2023, the Company was a defendant in a total of 2 professional and general liability actions related directly to patient care that our current or prior tenants provided to their patients. For further information, see below.

As of December 31, 2022, the Company was a defendant in a total of 10 professional and general liability actions. Of these 10 professional and general liability actions, one was a legacy action from prior to the Transition of the facility, and 9 actions related directly to patient care that our current or prior tenants provided to their patients.

Claims on behalf of the Company’s future Tenant’s Patients after Transitioning Operations

As of December 31, 2023, the Company has been named in 3 lawsuits pertaining to facilities it transitioned operations to other entities as a lessor in 2015. Even though the residents were not part of our dates of service as the operator of the buildings, the lawsuits claim the Company knew the new operator had a history of providing poor patient care and therefore should not have leased the premises to the new operator. We do not believe there is any basis in law or fact to hold the previous operator/ lessor liable, and as a result management has concluded that the likelihood of a material adverse result is remote

NOTE 13. INCOME TAXES

There was no provision for income taxes for the years ended December 31, 2023 and 2022.

At December 31, 2023 and 2022, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(Amounts in 000's)	2023	2022
Net deferred tax asset (liability):
Allowance for doubtful accounts	$385	$29
Accrued expenses	152	192
Right of use asset	724	800
Right of use liability	(633)	(706)
Net operating loss carry forwards	21,662	21,127
Property, equipment & intangibles	(3,581)	(3,315)
Stock based compensation	184	175
Self-Insurance Reserve	15	20
Interest Expense	1,831	1,862
Total deferred tax assets	20,739	20,184
Valuation allowance	(20,739)	(20,184)
Net deferred tax liability	$—	$—

The items accounting for the differences between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Year Ended December 31,
	2023	2022
Federal income tax at statutory rate	21.0%	21.0%
State and local taxes	(1.2)%	2.2%
Nondeductible expenses	(1.1)%	(1.3)%
Change in valuation allowance	(13.4)%	(21.6)%
Other	(5.3)%	(0.3)%
Effective tax rate	—%	—%

As of December 31, 2023, the Company had consolidated federal NOL carry forwards of $93.8 million. As a result of the Tax Reform Act, approximately $28.7 million of NOL’s generated in 2018 and after do not expire and are currently offset by a full valuation allowance. The NOLs generated before December 31, 2018, which amount to $65.1 million begin to expire in 2025 through 2037 and currently are offset by a full valuation allowance. As of December 31, 2023, the Company had consolidated state NOL carry forwards of $45.8 million. These NOLs begin to expire in 2024 through 2043 and currently are offset by a full valuation allowance.

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

On February 16, 2024, the Regional's insurance carrier was able to reach a settlement with the family of Mable Polite within policy limits.

On March 18, 2024, due to an impending potential sale of the Facilities, Spring Valley requested that the Company begin repaying the Unpaid Provider Fees in the increased amount of $3,085,090.40 over 24 months beginning on May 1, 2024. The Company and its counsel are evaluating the propriety of this request.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Senior Vice President (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Senior Vice President, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period (the “Evaluation Date”) covered by this Annual Report on Form 10-K (the “Annual Report”). Based on such evaluation, our Chief Executive Officer and Senior Vice President have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this evaluation, management used the framework and criteria set forth in the report entitled Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on this evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fourth quarter of 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K of the Securities Act of 1933, as amended).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Our website address is www.regionalhealthproperties.com. You may obtain free electronic copies of our Annual reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports on our website. These reports are available on our website as soon as reasonably practicable after we electronically such material with, or furnish it to, the SEC. These reports are also available through the SEC’s website at www.sec.gov.

Certain corporate governance materials including the charters for the Board’s Compensation Committee, the Audit Committee and the Nominating and Corporate Governance Committee (the "Nominating Committee") and our Code of Business Conduct and Ethics, are available under the heading "Investor Relations" and then "Committee Charters" on the Investor Relations page of our website, at www.regionalhealthproperties.com, and are also available in print upon written request to the Corporate Secretary, Regional Health Properties, Inc., 1050 Crown Pointe Parkway, Suite 720, Atlanta, Georgia 30338.

Item 10. Directors, Executive Officers and Corporate Governance

Information About our Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors as of the date of this Annual Report.

Name	Age	Position(s)
Brent S. Morrison	48	Chief Executive Officer, President, Corporate Secretary and Chairman of the Board
Paul J. O'Sullivan	46	Senior Vice President
Michael J. Fox	46	Lead Independent Director
Kenneth W. Taylor	63	Director
David A. Tenwick	86	Director

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

Paul J. O'Sullivan. Mr. O'Sullivan has served as Senior Vice President of the Company since January 2023. He served as Vice President of the Company from December 2020 to January 2023. Prior thereto, Mr. O'Sullivan was Vice President of Asset Management for Formation Development Group, LLC, a private equity real estate development firm that specializes in senior housing development from February 2017 to June 2020. Prior to that, Mr. O'Sullivan was a Financial Analyst for CSG Advisors, a municipal bond advisory firm, from 2014 to February 2017, and an Asset

Manager for Formation Capital, a private equity firm focused on senior housing investments, from 2008 to 2014. From 2001 to 2007, Mr. O'Sullivan held accounting positions with Jameson Inns, Home Depot, Aelera, and Spherion.

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

David A. Tenwick. Mr. Tenwick is our founder and has served as a director since our organization was founded in August 1991. Mr. Tenwick also served as Chairman of the Board from our founding until March 2015 and as the Company’s Interim Chief Executive Officer and President from June 1, 2014 to November 1, 2014. Prior to our founding, Mr. Tenwick was an independent business consultant from 1982 to 1990. In this capacity, he has served as a director and an officer of several businesses, including Douglass Financial Corporation, a surety company, and AmeriCare Health & Retirement, Inc., a long-term care management company. From 1967 until 1982, Mr. Tenwick was a director and an officer of Nucorp Energy, Inc., a company which he co-founded ("Nucorp Energy"). Nucorp Energy was a public company that invested in oil and gas properties and commercial and residential real estate. Prior to founding Nucorp Energy, Mr. Tenwick was an enforcement attorney for the SEC. Mr. Tenwick is a member of the Ohio State Bar Association and was a founding member of the Ohio Assisted Living Association, an association that promotes high quality assisted living throughout the State of Ohio. Mr. Tenwick’s tenure with the Company and legal and business background provide experience that the Board considers valuable.

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

Each member of the Audit Committee, the Compensation Committee and the Nominating Committee is independent under the listing standards of the NYSE American. The charters of the Audit Committee, the Compensation Committee and the Nominating Committee are available under the heading Investor Relations and then "Committee Charters on our website at www.regionalhealthproperties.com and may also be obtained, without charge, by contacting the Corporate Secretary, Regional Health Properties, Inc., 1050 Crown Pointe Parkway, Suite 720, Atlanta, Georgia 30338. The following chart shows the membership of our standing committees, as of the date of this Annual Report.

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

Director Attendance at Board, Committee and Annual Shareholder Meetings

During 2023, the Board held three meetings, the Audit Committee held three meetings, the Compensation Committee held one meetings and the Nominating Committee held one meeting. Each incumbent director attended at least 75% of the aggregate number of meetings held by the Board and by each of the committees on which he served during 2023. In addition, one of the six directors serving at that time attended the Company’s 2023 Annual Meeting of Shareholders (the "2023 Annual Meeting"). Directors are expected to make reasonable efforts to attend the Company’s annual meeting of shareholders.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of our common stock and Series A Preferred Stock (the “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely on a review of reports filed with the SEC, the Company believes that during 2023 fiscal year the Reporting Persons complied with all Section 16(a) filing requirements except that Mr. Morrison made a single late filing reporting the grant of one equity award and Steven Martin, a former director of the Company, made a single late filing reporting initial ownership.

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

Mr. Fox serves as the Lead Independent Director of the Board (the “Lead Independent Director”). As the primary interface between management and the Board, the Lead Independent Director serves as a key contact for the independent directors, thereby enhancing the Board’s independence from management. In addition, the Lead Independent Director provides a valuable counterweight to a combined Chairman and Chief Executive Officer role, when we have such a dual role as we currently have. The Lead Independent Director’s responsibilities include as applicable, among other things:

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

The Board believes its leadership structure promotes strategy development and is optimal for effective corporate governance.

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

Code of Ethics

We have adopted a written code of conduct, our Code of Business Conduct and Ethics, which is applicable to all our directors, officers and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions). Our Code of Business Conduct and Ethics is available under the heading "Investor Relations" and then "Committee Charters" on our website at www.regionalhealthproperties.com and also may be obtained, without charge, by contacting the Corporate Secretary, Regional Health Properties, Inc., 1050 Crown Pointe Parkway, Suite 720, Atlanta, Georgia 30338.

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

Communication with the Board and its Committees

The Board welcomes communications from shareholders and interested parties. Shareholders and interested parties may send communications to the Board, any of its committees or one or more individual directors, in care of the Corporate Secretary, Regional Health Properties, Inc., 1050 Crown Pointe Parkway, Suite 720, Atlanta, Georgia 30338. Any correspondence addressed to the Board, any of its committees or to any one of our directors in care of our offices will be forwarded to the addressee without review by management.

Item 11. Executive Compensation.

Executive Compensation Tables

Summary Compensation Table. The following table sets forth the compensation paid to, earned by or accrued for our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Options Awards(1) ($)		Total ($)
Brent S. Morrison*	2023	220,000	—	—		71,802	(2)	291,802
Chief Executive Officer, President, Corporate Secretary and Director
(principal executive officer)	2022	220,000	150,000	108,240	(3)	—		478,240

Paul J. O'Sullivan**	2023	150,000	—	86,640	(4)	—		236,640
Senior Vice President (principal financial officer and principal accounting officer)
	2022	150,000	—	—		—		150,000

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

(1) This column reflects the aggregate grant date fair value computed in accordance with ASC Topic 718 of the options to purchase shares of our common stock granted to the named executive officers. The assumptions used in the valuation of these awards are set forth in Note 11 - Stock Based Compensation to our consolidated financial statements. These amounts do not necessarily correspond to the actual value that may be recognized by the named executive officers, which depends, among other things, on the market value of our common stock appreciating from that on the grant date(s) of the option(s).

(2) Represents compensation paid to Mr. Morrison as an employee for the year ended December 31, 2023, in the form of a stock option grant to purchase 24,000 shares of common stock, with an exercise price of $3.32 per share, which vested in its entirety upon the grant date on January 1, 2023. See “Compensation Arrangements With Executive Officers” below.

(3) Represents compensation paid to Mr. Morrison as an employee for the year ended December 31, 2022, in the form of a restricted stock grant of 24,000 shares of common stock, with a grant price of $4.51 per share, which vests as to one half of the shares on January 1, 2023 and January 1, 2024. See “Compensation Arrangements With Executive Officers” below.

(4) Represents compensation paid to Mr. O'Sullivan as an employee for the year ended December 31, 2023, in the form of a restricted stock grant of 24,000 shares of common stock, with a grant price of $3.61 per share, which will vest in equal installments on the first three anniversaries of the grant date of January 1, 2023. See “Compensation Arrangements With Executive Officer” below.

Outstanding Equity Awards at Fiscal Year-End Table

The Outstanding Equity Awards at Fiscal Year-End table below sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2023:

	OPTION AWARDS				STOCK AWARDS
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)— Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested		Market Value of Shares or Units of Stock that have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested
Brent S. Morrison	4323¹	—	$46.80	12/17/2024	—		$—	—	$—
	24,000²	—	$3.32	01/01/2033	—		$—	—	$—
	—	—	$—	—	20,000	(1)	$40,574	—	$—

Paul J. O'Sullivan	—	—	$—	—	5,000	(3)	$10,144	—	$—
					24,000	(4)	$48,689	—	$—

(1)
This stock option award vested in three substantially equal installments on December 17, 2015, December 17, 2016 and December 17, 2017.
(2)
This stock option award vested in its entirety upon grant on January 1, 2023.
(3)
Restricted shares vest on January 1, 2024.
(4)
Restricted shares that will vest in equal installments on the first three anniversaries of the grant date of January 1, 2023.

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

Mr. O’Sullivan. Mr. O’Sullivan commenced serving as the Company’s principal financial officer and principal accounting officer on May 26, 2022, and commenced serving as the Company’s Senior Vice President in January 2023. We have not entered into an employment agreement with Mr. O’Sullivan. As compensation for his service as Senior Vice President, Mr. O’Sullivan is paid an annual salary in the amount of $150,000.

2023 Omnibus Incentive Compensation Plan

On September 21, 2023 (the “Effective Date”), our Board approved the Regional Health Properties, Inc. 2023 Omnibus Incentive Compensation Plan (the “2023 Plan”), which was approved by the Company's shareholders on November 16, 2023 at the 2023 Annual Meeting of Shareholders. The 2023 Plan authorizes the Compensation Committee of the Board of the Company to grant awards to non-employee directors, employees (including executive officers) and consultants. Under the terms of the 2023 Plan, the maximum number of shares of common stock reserved for delivery in settlement of awards shall be an aggregate of 225,000 shares of our common stock and grants are subject to certain limitations. The 2023 Plan permits the grant of any or all of the following types of awards to grantees: (i) stock options, including non-qualified options and incentive stock options ("ISO"); (ii) stock appreciation rights ("SAR"); (iii) restricted stock; (iv) deferred stock and restricted stock units; (v) performance units and performance shares; (vi) dividend equivalents; and (vii) other stock-based awards.

The 2023 Plan shall remain in effect, subject to the right of the Board to amend or terminate the 2023 Plan at any time, until the earlier of 11:59 p.m. (ET) on September 21, 2033, or the date all Shares subject to the 2023 Plan shall have been issued and the restrictions on all restricted shares granted under the 2023 Plan shall have lapsed, according to the 2023 Plan’s provisions.

Our 2023 Plan replaced the Regional Health Properties, Inc. 2020 Equity Incentive Plan (the “2020 Plan”). Outstanding awards under the 2020 Plan will continue to be governed by the terms of the 2020 Plan until exercised, expired or otherwise terminated or canceled, but no further equity awards will be granted under the 2020 Plan. As of December 31, 2023, no awards were granted under the 2023 Plan.

The Board believes that the 2023 Plan (i) assists the Company in attracting and retaining highly qualified persons to serve as employees, consultants and non-employee directors; (ii) promotes ownership by such employees, consultants and non-employee directors of a greater proprietary interest in the Company; and (iii) aligns their interests more closely with the interests of the Company’s shareholders.

Summary of the 2023 Plan

The following is a summary of the material terms of the 2023 Plan. The complete text of the 2023 Plan is attached hereto as Exhibit 10.2.

Administration. We will bear all expenses of the 2023 Plan and our Compensation Committee will administer the plan. The Compensation Committee has the authority to grant awards to such eligible persons and upon such terms and conditions (not inconsistent with the provisions of the 2023 Plan) as it may consider appropriate. Among the Compensation Committee’s powers is the authority to (i) determine the form, amount and other terms and conditions of awards; (ii) clarify, construe or resolve any ambiguity in any provision of the 2023 Plan or any award agreement; (iii) amend the terms of outstanding awards, subject to the grantee’s consent in certain cases and the 2023 Plan’s prohibitions against repricing of awards without shareholder approval; and (iv) adopt such rules, forms, instruments and guidelines for administering the 2023 Plan as the Compensation Committee deems necessary or proper. The Compensation Committee may delegate any or all of its administrative authority to one or more of our officers, except with respect to awards to non-employee directors and executive officers, including executive officers who are subject to Section 16 of the Exchange Act. Based on service, performance and/or other factors or criteria, the Compensation Committee may, after grant of the award, accelerate the vesting of all or any part of the award. Notwithstanding the foregoing, any exercise of discretion regarding awards for non-employee directors must be approved by our Board.

Share Counting Provisions. Shares of common stock covered by an award shall only be counted as used to the extent actually used. A share of common stock issued in connection with an award under the 2023 Plan shall reduce the total number of shares of common stock available for issuance under the 2023 Plan by one; provided, however, that, upon settlement of a the total number of shares available for issuance under the 2023 Plan shall be reduced by the gross number of shares underlying the portion of the SAR that is exercised. If any award under the 2023 Plan terminates without the delivery of shares of common stock, whether by lapse, forfeiture, cancellation or otherwise, the shares of common stock subject to such award, to the extent of any such termination, shall again be available for grant under the 2023 Plan. Notwithstanding the foregoing, upon the exercise of any such award granted in tandem with any other awards, such related awards shall be cancelled to the extent of the number of shares of common stock as to which the award is exercised, and such number of shares shall no longer be available for awards under the 2023 Plan. If any shares subject to an award granted under the 2023 Plan are withheld or applied as payment in connection with the exercise of such award or the withholding or payment of taxes related thereto or separately surrendered by the participant for any such purpose, such returned shares of common stock will be treated as having been delivered for purposes of determining the maximum number of shares remaining available for grant under the 2023 Plan and shall not again be treated as available for grant under the 2023 Plan. The number of shares available for issuance under the 2023 Plan may not be increased through the purchase of shares on the open market with the proceeds obtained from the exercise of any options or purchase rights granted under the 2023 Plan. Notwithstanding the foregoing, however, in the case of any substitute award granted in assumption of or in substitution for an entity award issued by an acquired entity, shares delivered or deliverable in connection with such substitute award shall not be counted against the number of shares reserved under the 2023 Plan (to the extent permitted by applicable stock exchange rules), and available shares of stock under a shareholder-approved plan of an acquired entity (as appropriately adjusted to reflect the transaction) also may be used for awards under the 2023 Plan, and shall not reduce the number of shares otherwise available under the 2023 Plan (subject to applicable stock exchange requirements).

If a dividend or other distribution (whether in cash, shares or other property) (excluding ordinary dividends or distributions), recapitalization, forward or reverse stock split, subdivision, consolidation or reduction of capital, reorganization, merger, consolidation, scheme of arrangement, split-up, spin-off or combination involving us or the repurchase or exchange of shares of our common stock or other securities, or other rights to purchase shares of our securities or other similar transaction or event, affects our shares of common stock such that the Compensation Committee determines that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits (or potential benefits) provided to grantees under the 2023 Plan, the Compensation Committee shall make an equitable change or adjustment as it deems appropriate in the number and kind of securities that may be issued pursuant to awards under the 2023 Plan, the per individual limits on the awards that can be granted in any calendar year and any outstanding awards and the related exercise prices (as defined below) relating to any such awards, if any.

Share Limits. Under the terms of the 2023 Plan, the maximum number of shares of common stock reserved for delivery in settlement of awards shall be an aggregate of 225,000 shares of our common stock. The total number of shares of common stock that may be delivered pursuant to the exercise of ISOs granted under the 2023 Plan may not exceed 225,000 shares.

Generally, no grantee (other than a non-employee director) may be granted in a single calendar year awards under the 2023 Plan denoted in shares with respect to more than 50,000 shares (twice that limit for awards granted in the year in which the grantee (other than a non-employee director) first commences employment or service). The maximum potential value of awards under the 2023 Plan denoted in cash or other property that may be granted in a single calendar year to any grantee (other than a non-employee director) may not exceed $250,000 (twice that limit for awards granted to a grantee (other than a non-employee director) in the year in which the grantee first commences employment or service). A non-employee director may not be granted awards under the 2023 Plan in a single calendar year that, taken together with any cash fees paid for the director’s service as a director during the year, exceeds $75,000 in total value (calculating the value of such awards based on the grant date fair value for financial accounting purposes).

Additional Information. Generally, awards under the 2023 Plan are granted for no consideration other than prior and/or future services. Awards granted under the 2023 Plan may, in the discretion of the Compensation Committee, be granted alone or in addition to, in tandem with or in substitution for, any other award under the 2023 Plan or any other plan of ours; provided, however, that if a SAR is granted in tandem with an ISO, the SAR and ISO must have the same grant date and term, and the exercise price of the SAR may not be less than the exercise price of the related ISO. The material terms of each award will be set forth in a written or electronic award agreement between the grantee and the Company. The agreements will specify when the award may become vested, exercisable or payable. No right or interest of a participant in any award will be subject to any lien, obligation or liability of the participant. The laws of the State of Georgia govern the 2023 Plan. The 2023 Plan is unfunded, and we will not segregate any assets for grants of awards under the 2023 Plan. The 2023 Plan is not subject to the Employee Retirement Income Security Act of 1974, as amended.

Other than awards excluded from the minimum vesting requirement as set forth herein, no award may be granted under the 2023 Plan that will be eligible to vest earlier than 12 months after the date of grant and/or have a performance period of less than 12 months. Notwithstanding the foregoing, awards that result in the issuance of an aggregate of up to 5% of the shares of our common stock available under the 2023 Plan may be granted without regard to such minimum vesting requirements. The foregoing restrictions do not limit the Compensation Committee’s authority to accelerate, or provide for the acceleration of, the vesting of all or any part of any award granted under the 2023 Plan.

Types of Awards. The 2023 Plan permits the grant of any or all of the following types of awards to grantees: (i) stock options, including non-qualified options and ISOs; (ii) SARs; (iii) restricted stock; (iv) deferred stock and restricted stock units; (v) performance units and performance shares; (vi) dividend equivalents; and (vii) other stock-based awards.

Stock Options and SARs. The Compensation Committee is authorized to grant SARs and stock options (including ISOs except that an ISO may only be granted to an employee of ours or one of our parent or subsidiary corporations). A stock option allows a grantee to purchase a specified number of our shares at a predetermined price per share (the “Option Exercise Price”) during a fixed period measured from the date of grant. A SAR entitles the grantee to receive the excess of the fair market value of a specified number of shares on the date of exercise over a predetermined exercise price per share (the “SAR Exercise Price”). The Option Exercise Price or SAR Exercise Price will be determined by the Compensation Committee and set forth in the award agreement, but neither may be less than the fair market value of a share on the grant date (110 percent of the fair market value in case of certain ISOs or SARs granted in tandem with certain ISOs).

The term of each option or SAR is determined by the Compensation Committee and set forth in the award agreement, except that the term may not exceed 10 years (five years in case of certain ISOs or SARs granted in tandem with certain ISOs). Options may be exercised by payment of the purchase price through one or more of the following means: payment in cash (including personal check or wire transfer), or, with the approval of the Compensation Committee, by delivering shares of common stock previously owned by the grantee, by the withholding of shares of common stock to be acquired upon the exercise of such option or by delivering restricted shares of common stock. The Compensation Committee may also permit a grantee to pay the Option Exercise Price through the sale of shares acquired upon exercise of the option through a broker-dealer to whom the grantee has delivered irrevocable instructions to deliver sales proceeds sufficient to pay the purchase price to us. In the case of ISOs, the aggregate fair market value (determined as of the date of grant) of common stock with respect to which an ISO may become exercisable for the first time during any calendar year cannot exceed $100,000; and if this limitation is exceeded, the ISOs that cause the limitation to be exceeded will be treated as nonqualified options. No participant may be granted SARs in tandem with ISOs that are first exercisable in any calendar year for shares of Company stock having an aggregate fair market value (determined as of the date of grant) that exceeds $100,000.

Restricted Shares. The Compensation Committee may award restricted shares consisting of shares of common stock that remain subject to a risk of forfeiture and may not be disposed of by grantees until certain restrictions established by the Compensation Committee lapse. The vesting conditions may be service-based (i.e., requiring continuous service for a specified period) or performance-based (i.e., requiring achievement of certain specified performance objectives) or both. Unless the award agreement eliminates such rights, a grantee receiving restricted shares will have the right to vote the restricted shares and to receive any dividends payable on such restricted shares if and at the time the restricted shares vest (such dividends to either be deemed reinvested into additional restricted shares subject to the same terms as the restricted shares to which such dividends relate or accumulated and paid in cash when the restricted shares vest). Upon termination of the grantee’s affiliation with us during the restriction period (or, if applicable, upon the failure to satisfy the specified performance objectives during the restriction period), the restricted shares will be forfeited as provided in the award agreement.

Restricted Stock Units and Deferred Stock. The Compensation Committee may also grant restricted stock unit awards and/or deferred stock awards. A deferred stock award is the grant of a right to receive a specified number of our shares of common stock at the end of specified deferral periods or upon the occurrence of a specified event. A restricted stock unit award is the grant of a right to receive a specified number of our shares of common stock upon lapse of a specified forfeiture condition (such as completion of a specified period of service or achievement of certain specified performance objectives). If the service condition and/or specified performance objectives are not satisfied during the restriction period, the award will lapse without the issuance of the shares underlying such award.

Restricted stock units and deferred stock awards carry no voting or other rights associated with stock ownership. Unless the agreement eliminates such rights, however, a grantee receiving restricted stock units or deferred stock will receive dividend equivalents with respect to restricted stock units or deferred stock, and such dividend equivalents will either be deemed to be reinvested in additional shares of restricted stock units or deferred stock subject to the same terms as the shares of restricted stock or deferred stock to which such dividend equivalents relate or accumulated and paid in cash only if the related restricted stock units or deferred stock becomes vested and payable.

Performance Units. The Compensation Committee may grant performance units, which entitle a grantee to cash or shares of common stock conditioned upon the fulfillment of certain performance conditions and other restrictions as specified by the Compensation Committee and reflected in the award agreement. The Compensation Committee will determine the terms and conditions of such awards, including performance and other restrictions placed on these awards, which will be reflected in the award agreement.

Performance Shares. The Compensation Committee may grant performance shares, which entitle a grantee to a certain number of shares of common stock, conditioned upon the fulfillment of certain performance conditions and other restrictions as specified by the Compensation Committee and reflected in the award agreement. The Compensation Committee will determine the terms and conditions of such awards, including performance and other restrictions placed on these awards, which will be reflected in the award agreement.

Dividend Equivalents. The Compensation Committee is authorized to grant dividend equivalents, which provide a grantee the right to receive payment equal to the dividends paid on a specified number of our shares. Dividend equivalents may be paid directly to grantees upon vesting or may be deferred for later delivery under the 2023 Plan. If deferred, such dividend equivalents may be credited with interest or may be deemed to be invested in our shares, other awards or in other property. No dividend equivalents may be granted in conjunction with any grant of stock options or SARs.

Other Stock-Based Awards. In order to enable us to respond to material developments in the area of taxes and other legislation and regulations and interpretations thereof, and to trends in executive compensation practices, the 2023 Plan also authorizes the Compensation Committee to grant awards that are valued in whole or in part by reference to or otherwise based on shares of our common stock. The Compensation Committee determines the terms and conditions of such awards, including consideration paid for awards granted as share purchase rights and whether awards are paid in shares or cash.

Performance-Based Awards. The Compensation Committee may require satisfaction of pre-established performance goals, consisting of one or more business criteria and a targeted performance level with respect to such criteria, as a condition to awards being granted or becoming exercisable or payable under the 2023 Plan, or as a condition to accelerating the timing of such events. Any applicable performance measure may be applied on a pre- or post-tax basis. An award that is intended to become exercisable, vested or payable on the achievement of performance conditions means that the award will not become exercisable, vested or payable solely on mere continued employment or service. However, such an award, in addition to performance conditions, may be subject to continued employment or service by the participant. Notwithstanding the foregoing, the vesting, exercise or payment of an award (other than a performance-based award) can be conditioned on mere continued employment or service.

Settlement of Awards. Awards generally may be settled in cash, shares of our common stock, other awards or other property, in the discretion of the Compensation Committee to the extent permitted by the terms of the 2023 Plan.

Change of Control. If there is a merger or consolidation of the Company with or into another corporation or a sale of substantially all of our shares or assets (a “Corporate Transaction”) that results in a Change in Control (as defined in the 2023 Plan), and the outstanding awards are not assumed by the surviving company (or its parent company) or replaced with economically equivalent awards granted by the surviving company (or its parent company), the Compensation Committee will cancel any outstanding awards that are not vested and nonforfeitable as of the consummation of such Corporate Transaction (unless the Compensation Committee accelerates the vesting of any such awards) and, with respect to any vested and nonforfeitable awards, the Compensation Committee shall either (i) allow all grantees to exercise options and SARs within a reasonable period prior to the consummation of the Corporate Transaction and cancel any outstanding options or SARs that remain unexercised upon consummation of the Corporate Transaction and/or (ii) cancel any or all of such outstanding awards (including options and SARs) in exchange for a payment (in cash, or in securities or other property) in an amount equal to the amount that the grantee would have received (net of the exercise price with respect to any options or SARs) if the vested awards were settled or distributed or such vested options and SARs were exercised immediately prior to the consummation of the Corporate Transaction.

If an exercise price of the option or SAR exceeds the fair market value of our shares and the option or SAR is not assumed or replaced by the surviving company (or its parent company), such options and SARs will be cancelled without any payment to the grantee. If any other award is not vested immediately prior to the consummation of the Corporate Transaction, such award will be cancelled without any payment to the grantee. Additionally, outstanding time-based awards that are not assumed by the surviving company (or its parent company) or replaced with economically equivalent awards granted by the surviving company (or its parent company) shall vest and become non-forfeitable upon a Change in Control; outstanding time-based awards that are assumed by the surviving company (or its parent company) or replaced with economically equivalent awards granted by the surviving company (or its parent company) shall vest and become non-forfeitable upon the grantee’s retirement, death, disability, or termination without cause, in each case within two years after the Change in Control. Outstanding performance-based awards that are not assumed by the surviving company (or its parent company) or replaced with economically equivalent awards granted by the surviving company (or its parent company) shall be prorated and vest at target; outstanding performance-based awards that are assumed by the surviving company (or its parent company) or replaced with economically equivalent awards granted by the surviving company (or its parent company) shall be converted into time-based awards and will become vested and non-forfeitable upon the grantee’s retirement, death, disability, or termination without cause, in each case within two years after the Change in Control. The foregoing actions are subject to compliance with Section 409A of the Code.

Amendment and Termination of the 2023 Plan. The 2023 Plan may be amended, suspended or terminated by our Board without further shareholder approval, unless such shareholder approval of any such amendment is required by law or regulation or under the rules of any stock exchange or automated quotation system on which our shares of common stock are then listed or quoted. An amendment will be contingent on approval of our shareholders if the amendment would (i) increase the benefits accruing to participants under the 2023 Plan, including without limitation, any amendment to the 2023 Plan or any agreement to permit a repricing or decrease in the exercise price of any outstanding awards, (ii) increase the aggregate number of shares of common stock that may be issued under the 2023 Plan, or (iii) modify the requirements as to eligibility for participation in the 2023 Plan. In addition, subject to the terms of the 2023 Plan, no amendment or termination of the 2023 Plan may materially and adversely affect the right of a grantee under any outstanding award granted under the 2023 Plan without the participant’s consent.

Unless earlier terminated by our Board, the 2023 Plan will terminate when no shares of common stock remain reserved and available for issuance and no other awards remain outstanding or, if earlier, on the tenth anniversary of the adoption of the 2023 Plan by our Board.

Shareholder Rights. No grantee shall have any rights as a shareholder of the Company until such award is settled by the issuance of common stock, other than awards for which certain voting and dividend rights or dividend equivalents may be granted.

Transferability. Generally, an award is non-transferable except by will or the laws of descent and distribution, and during the lifetime of the grantee to whom the award is granted, the award may only be exercised by, or payable to, the grantee. However, the Compensation Committee may provide that awards other than ISOs or a corresponding SAR that is related to an ISO may be transferred by a grantee to any permitted transferee (as defined in the 2023 Plan). Any such transfer will be permitted only if (i) the grantee does not receive any consideration for the transfer, (ii) the Compensation Committee expressly approves the transfer and (iii) the transfer is on such terms and conditions as are appropriate for the permitted transferee. The holder of the transferred award will be bound by the same terms and conditions that governed the award during the period that it was held by the grantee, except that such transferee may only transfer the award by will or the laws of descent and distribution.

No Repricing. Notwithstanding any other provision of the 2023 Plan, no option or SAR may be amended to reduce the exercise price nor cancelled in exchange for other options or SARs with a lower exercise price or for any cash payment (or shares having a fair market value) in an amount that exceeds the excess of the fair market value of the shares underlying such cancelled option or SAR over the aggregate exercise price of such option or SAR or for any other award, without shareholder approval.

Compliance with Applicable Law. No award shall be exercisable, vested or payable except in compliance with all applicable federal and state laws and regulations (including, without limitation, tax and securities laws), any listing agreement with any stock exchange to which our Company is a party, and the rules of all domestic stock exchanges on which our Company’s shares may be listed.

Real Estate Investment Trust Status. The 2023 Plan will be interpreted and construed in a manner consistent with the Company’s status as a real estate investment trust (“REIT”). No award will be granted or awarded, and with respect to any award granted under the 2023 Plan, such award will not vest, be exercisable or be settled (i) to the extent that the grant, vesting, exercise or settlement could cause the participant or any other person to be in violation of the share ownership limit or any other limitation on ownership or transfer prescribed by the Company’s Articles, or (ii) if, in the discretion of the Committee, the grant, vesting, exercise or settlement of the award could impair the Company’s status as a REIT.

No Employment Rights. Awards do not confer upon any individual any right to continue in the employ or service of our Company or any affiliate or subsidiary.

Recoupment of Awards. The 2023 Plan provides that awards granted under the 2023 Plan are subject to any recoupment policy that we may have in place or any obligation that we may have regarding the clawback of “incentive-based compensation” under the Exchange Act or under any applicable rules and regulations promulgated by the SEC or other applicable law or the primary stock exchange on which our shares are listed.

Miscellaneous. Each grantee in the 2023 Plan remains subject to the securities trading policies adopted by our Company from time to time with respect to the exercise of options or SARs or the sale of shares of Company stock acquired pursuant to awards granted under the 2023 Plan. A grantee shall forfeit any and all rights under an award upon notice of termination by the Company or any affiliate for “Cause” as such term is defined in the 2023 Plan. Award agreements shall contain such other terms and conditions as the Compensation Committee may determine in its sole discretion (to the extent not inconsistent with the 2023 Plan).

New Plan Benefits. The benefits that will be awarded or paid under the 2023 Plan are currently not determinable. The awards granted under the 2023 Plan will depend on the administrator’s actions and the fair market value of shares at various future dates and the administrator has not determined future awards or who might receive them. As a result, it is not possible to determine the benefits that executive officers and other employees and non-employee directors and consultants will receive if the 2023 Plan is approved by the shareholders.

2020 Equity Incentive Plan

On November 4, 2020, the Board adopted, subject to shareholder approval, the 2020 Plan. On December 16, 2020, at the Company’s 2020 Annual Meeting of Shareholders, the Company’s shareholders approved the 2020 Plan. As discussed above, the 2023 Plan replaced the 2020 Plan. Outstanding awards under the 2020 Plan will continue to be governed by the terms of the 2020 Plan until exercised, expired or otherwise terminated or canceled, but no further equity awards will be granted under the 2020 Plan.

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

Summary of the 2020 Plan

The following is a summary of certain features of the 2020 Plan The complete text of the 2020 Plan is attachd hereto as Exhibit 10.1.

Administration. The 2020 Plan was administered by the Compensation Committee. The Compensation Committee has full power, subject to the provisions of the 2020 Plan, to: (i) select, from among the individuals eligible for awards, the individuals to whom awards will be granted; (ii) make any combination of awards to participants; (iii) determine the type of awards; and (iv) determine the specific terms and conditions of each award.

Eligibility; Plan Limits. All employees and non-employee directors are eligible to participate in the 2020 Plan as well as consultants who were natural persons and were designated as eligible by the Compensation Committee. There were certain limits on the number of awards that may be granted under the 2020 Plan. For example, awards with respect to no more than 24,000 shares of common stock may be granted to any individual in any one calendar year, and no more than 250,000 shares of common stock may be granted in the form of ISOs.

Director Compensation Limit. The 2020 Plan provides that the value of all awards under the 2020 Plan and all other cash compensation paid by us to any non-employee director in any calendar year could not exceed $75,000.

Stock Options. The 2020 Plan permitted the granting of: (i) options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Code, and (ii) options that do not so qualify. Options granted under the 2020 Plan would be non-qualified options if they fail to qualify as incentive options or exceed the annual limit on ISOs. Incentive stock options could only be granted to employees of the Company and its subsidiaries. Non-qualified options could be granted to any persons eligible to receive incentive options and to all other eligible participants in the 2020 Plan. The option exercise price of each option was to determined by the Compensation Committee. The exercise price could not be less than 100% of the fair market value of the common stock on the date of grant. Fair market value for this purpose shall be the closing sales price of the common stock as quoted on the NYSE American, or if the closing sales price was quoted on such date of determination, the closing sales price on the last preceding date for which such quotation exists. The exercise price of an option could be reduced after the date of the option grant without shareholder approval, other than to appropriately reflect changes in our capital structure.

The term of each option was fixed by the Compensation Committee and could not exceed ten years from the date of grant. The Compensation Committee will determine at what time or times each option could be exercised. In general, unless otherwise permitted by the Compensation Committee, no option granted under the 2020 Plan is transferable by the optionee other than by will or by the laws of descent and distribution, and options may be exercised during the optionee’s lifetime only by the optionee.

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

To qualify as incentive options, options had to meet additional federal tax requirements, including a $100,000 limit on the value of shares subject to incentive options that first become exercisable by a participant in any one calendar year.

Restricted Common Stock. The Compensation Committee could award shares of common stock to participants subject to such conditions and restrictions as the Compensation Committee could determine. These conditions and restrictions may include the achievement of certain Company and individual performance goals and/or continued employment or other service with the Company through a specified restricted period.

Restricted Stock Units. The Compensation Committee could award restricted stock units to participants. Restricted stock units are ultimately payable in the form of shares of common stock, subject to such conditions and restrictions as the Compensation Committee could determined. These conditions and restrictions could include the achievement of certain performance goals and/or continued employment or other service with the Company through a specified vesting period.

Deferred Stock Units. The Compensation Committee could award deferred stock units to participants. Deferred stock units are ultimately payable in the form of shares of common stock, generally at a later date elected by the participant.

Stock Appreciation Rights. The Compensation Committee could award SARs subject to such conditions and restrictions as the Compensation Committee may determine. SARs entitle the recipient to cash, shares of common stock or a combination thereof equal to the value of the appreciation in the stock price over the base price. The base price of a SARs that was granted in tandem with a stock option could be equal to the exercise price of such stock option and the base price of a stock appreciation right that was not granted in tandem with a stock option may not be less than 100% of the fair market value of the common stock on the date of grant.

Performance Units. The Compensation Committee could grant performance units, which entitle a participant to cash, shares of common stock or a combination of the two upon the achievement of certain performance criteria.

Other Stock-Based Awards. The Compensation Committee could grant other awards denominated or payable in, valued in whole or in part by reference to, or otherwise based upon or related to common stock or other equity interests of the Company (or a Company subsidiary or operating partnership, if applicable).

Certain Corporate Events. The Compensation Committee had broad discretion to take action under the 2020 Plan, as well as to make adjustments to the number and kind of shares issuable under the 2020 Plan and the terms, conditions and exercise price (if any) of existing and future awards, to prevent the dilution or enlargement of intended benefits and facilitate necessary or desirable changes in the event of certain transactions and events affecting the common stock, such as stock dividends, stock splits, mergers, acquisitions, consolidations and other corporate transactions.

In addition, in the event of certain non-reciprocal transactions between the Company and our shareholders known as “equity restructurings,” the Compensation Committee would make equitable adjustments to the 2020 Plan and outstanding awards.

In the event of a “change-in-control” (as defined in the 2020 Plan), and except as otherwise provided in the applicable award agreement, to the extent that the surviving entity declines to assume or replace outstanding awards, then all such outstanding awards will become fully vested and exercisable in connection with the transaction, all forfeiture and other restrictions with respect to such awards will lapse, and all performance goals with respect to such awards will be deemed met to the extent provided in the participant’s award agreement or any other written agreement entered into between us and the participant. Upon or in anticipation of a change-in-control in which outstanding awards will not be replaced or assumed by the surviving entity, the Compensation Committee may cause any outstanding awards to terminate at a specified time in the future, including, but not limited to, the date of such change-in-control, and give the participant the right to exercise such awards during a period of time determined by the Compensation Committee in its sole discretion.

The Company does not provide any retirement plans or programs.

Director Compensation

Director Compensation and Reimbursement Arrangements

On January 31, 2023, the Compensation Committee approved, and on February 8, 2023 the Board approved, the Company’s director compensation plan for the year ended December 31, 2023. Pursuant to this plan, 2023 director fees for all directors (excluding Mr. Morrison), were set at $49,800 payable in cash in monthly payments of $4,150. The Lead Independent Director earns an extra $1,000 per month or $12,000 per year.

In addition, each director (excluding Mr. Morrison) also received, or will receive, a payment of $1,000 in cash for each in-person Board meeting attended during the years ended December 31, 2023. Directors are also reimbursed for travel and other out-of-pocket expenses in connection with their duties as directors.

Director Compensation Table

The following table sets forth information regarding compensation paid to our non-employee directors for the year ended December 31, 2023. Directors who are employed by us do not receive any compensation for their activities related to serving on the Board:

Name (1)	Fees earned or paid in cash $	Stock awards $	All other compensation $	Total $
Michael J. Fox	61,500	—	—	61,500
Kenneth S. Grossman	49,500	—	—	49,500
Steve L Martin	49,500	—	—	49,500
Kenneth W. Taylor	49,500	—	—	49,500
David A. Tenwick	49,500	—	—	49,500

(1)
Kenneth S. Grossman and Steven L. Martin were elected to the Board at the 2022 Annual Meeting held on February 14, 2023, but did not stand for re-election at the 2023 Annual Meeting held on November 16, 2023.

The number of outstanding exercisable and unexercisable options and warrants, and the number of unvested shares of restricted stock held by each of our non-employee directors as of December 31, 2023, are shown below:

	Number of Shares Subject to Outstanding Options or Warrants		Number of Shares of Unvested
Director (1)	Exercisable	Unexercisable	Restricted Stock
Michael J. Fox (2)	4,323	—	—
Kenneth W. Taylor	—	—	—
David A. Tenwick	—	—	—

(1)
Represents an options to purchase 4,323 shares of common stock, with an expiration date of December 17, 2024, at an exercise price of $46.80 per share.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of the Common Stock

The following table furnishes information, as of March 15, 2024, as to shares of the common stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of the common stock, (ii) each of our directors and our named executive officers identified in Part III, Item 11., “Executive Compensation - Summary Compensation Table” of this Annual Report; and (iii) our directors and executive officers as a group. As of March 15, 2024, there were 1,839,028 shares of common stock outstanding.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)		Percent of Outstanding Common Stock (3)
Directors and Named Executive Officers:
Michael J. Fox	82,316	(4)	4.47%
Brent S. Morrison	114,642	(5)	6.06%
Paul J. O'Sullivan	49,630	(6)	2.70%
Kenneth W. Taylor	9,562	(7)	*
David A. Tenwick	27,985	(8)	1.52%
All Directors and Executive Officers as a Group:	284,135		14.99%

* Less than one percent.

(1)
The address for each of our directors and executive officers is c/o Regional Health Properties, Inc., 1050 Crown Pointe Parkway, Suite 720, Atlanta, Georgia 30338.
(2)
Except as otherwise specified, each individual has sole and direct beneficial voting and dispositive power with respect to shares of the common stock indicated.
(3)
Percentage is calculated based on 1,839,028 shares of common stock outstanding as of March 15, 2024.
(4)
The information set forth in this table regarding Michael J. Fox is based on a Schedule 13 D/A filed with the SEC on April 4, 2017 and other information known to the Company. Includes: (i) 15,493 shares of common stock held directly by Mr. Fox; (ii) 62,500 shares of common stock held by affiliates of Mr. Fox; (iii) options to purchase 4,323 of common stock held directly by Mr. Fox at an exercise price of $46.80 per share. See Part III, Item 10, “Directors, Executive Officers and Corporate Governance - Arrangements with Directors Regarding Election/Appointment” in this Annual Report”
(5)
Represents (i) 60,047 shares of common stock held directly by Mr. Morrison; (ii) 2,272 shares of common stock held in an individual retirement account; (iii) options to purchase 4,323 shares of common stock held by Mr. Morrison at an exercise price of $46.80 per share; (iv) options to purchase 24,000 shares of common stock held by Mr. Morrison at an exercise price of $3.32 per share; and (v) options to purchase 24,000 shares of common stock held by Mr. Morrison at an exercise price of $2.03 per share.
(6)
Represents (i) 20,130 shares of common stock held by Mr. O’Sullivan; (ii) 16,000 unvested shares of restricted stock over which the holder has sole voting but no investment power; and (iii) 13,500 shares of common stock held in an individual retirement account.
(7)
Represents 9,562 shares of common stock held by Mr. Taylor.
(8)
Represents 27,985 shares of common stock held by Mr. Tenwick.

Ownership of the Series A Preferred Stock

The following table furnishes information, as of March 15, 2024 and based on information reported by each beneficial owner, as to the shares of Series A Preferred Stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding shares of Series A Preferred Stock; (ii) each of our directors and named executive officers; and (iii) our directors and executive officers as a group. As of March 15, 2024, there were 559,263 shares of Series A Preferred Stock outstanding.

Name and Address of Beneficial Owner (1)	Number of Shares of Series A Preferred Stock Beneficially Owned (2)	Percent of Outstanding Series A Preferred Stock (3)
Directors and Named Executive Officers:
Michael J. Fox	—	*
Brent S. Morrison	—	*
Paul J. O'Sullivan	—	*
Kenneth W. Taylor	—	*
David A. Tenwick	—	*
All Directors and Executive Officers as a Group	—	*

* Less than one percent.

(1)
The address for each of our directors and executive officers is c/o Regional Health Properties, Inc., 1050 Crown Pointe Parkway, Suite 720, Atlanta, Georgia 30338.
(2)
Except as otherwise specified, each individual has sole and direct beneficial voting and dispositive power with respect to the shares of Series A Preferred Stock indicated.
(3)
Percentage is calculated based on 559,263 shares of Series A Preferred Stock outstanding as of March 15, 2024.

Ownership of the Series B Preferred Stock

The following table furnishes information, as of March 15, 2024, as to the shares of Series B Preferred Stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of the Series B Preferred Stock, (ii) each of our directors and named executive officers; and (ii) our directors and executive officers as a group. As of March 15, 2024, there were 2,252,272 shares of Series B Preferred Stock outstanding.

Name and Address of Beneficial Owner (1)	Number of Shares of Series B Preferred Stock Beneficially Owned (2)		Percent of Outstanding Series B Preferred Stock (3)
5% Beneficial Owners (Excluding Current Directors and Named Executive Officers):
Kenneth S. Grossman	148,354	(4)	6.59%
Steven L. Martin	113,329	(5)	5.03%
Directors and Named Executive Officers:
Michael J. Fox	—		*
Brent S. Morrison	—		*
Paul J. O'Sullivan	—		*
Kenneth W. Taylor	—		*
David A. Tenwick	—		*
All Directors and Executive Officers as a Group	—		*

* Less than one percent.

(1)
The address for each of our directors and executive officers is c/o Regional Health Properties, Inc., 1050 Crown Pointe Parkway, Suite 720, Atlanta, Georgia 30338.

(2)
Except as otherwise specified, each individual has sole and direct beneficial voting and dispositive power with respect to the shares of Series B Preferred Stock indicated.
(3)
Percentage is calculated based on 2,252,272 shares of Series B Preferred Stock outstanding as of March 15, 2024.
(4)
Information based on the Company's internal records. Does not include 5,236 shares of Series B Preferred Stock held by a partnership, as to which Mr. Grossman disclaims beneficial ownership.
(5)
Information based on the Company's internal records. Does not include 4,000 shares of Series B Preferred Stock held in a trust for the benefit of Mr. Martin’s children, as to which Mr. Martin disclaims beneficial ownership.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2023 with respect to shares of the common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval. The information includes the number of shares covered by and the weighted average exercise price of outstanding options and warrants and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted -Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1))
Equity compensation plans approved by security holders (2)	32,646	$14.84	225,000
Equity compensation plans not approved by security holders (3)	31,945	$52.50
Total	64,591	$33.47	225,000
(1)
Represents shares available for future issuance under the 2023 Plan, which was approved by the Company’s shareholders on November 16, 2023 at the 2023 Annual Meeting of Shareholders of the Company.
(2)
Represents options issued pursuant to the Company’s 2020 Plan and 2011 Stock Incentive Plan, which were approved by our shareholders.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Messrs. Grossman and Martin are affiliated with holders of the Company’s Series A Preferred Stock. The Board, upon the recommendation of the Nominating Committee, nominated Messrs. Grossman and Martin, who were director nominees recommended by certain of the holders of the Series A Preferred Stock, to stand for election at the 2022 Annual Meeting of Shareholders. Messrs. Grossman and Martin were elected to the Board at the 2022 Annual Meeting of Shareholders held on February 14, 2023. The Company previously negotiated with certain of the holders of the Series A Preferred Stock, including affiliates of Messrs. Grossman and Martin, the terms of the Exchange Offer Messrs. Grossman and Martin did not stand for re-election at the Company's 2023 Annual Meeting held on November 16, 2023.

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

Director Independence

The NYSE American listing standards require that at least 50% of the members of a listed company’s board of directors qualify as “independent,” as defined under NYSE American rules and as affirmatively determined by the Board. After review of all the relevant transactions and relationships between each director (and his family members) and the Company, senior management and our independent registered public accounting firm, the Board affirmatively determined that at all times during the year ended December 31, 2023, each of Messrs. Fox, Grossman, Martin, Taylor and Tenwick was independent within the meaning of applicable NYSE American rules.

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

Item 14. Principal Accountant Fees and Services

Pursuant to appointment by the Audit Committee, Cherry Bekaert, LLP (“Cherry Bekaert”) has audited the financial statements of the Company and its subsidiaries for the years ended December 31, 2023 and 2022, respectively.

The following table sets forth the aggregate fees that Cherry Bekaert billed or will bill to the Company for the years ended December 31, 2023 and 2022, respectively. All of the fees were approved by the Audit Committee in accordance with its policies and procedures.

	Year Ended December 31,
(Amounts in 000's)	2023	2022
Audit fees (total)(1)	$244	$232
Audit-related fees (total)(2)	51	70
Tax fees	—	—
All other fees	—	—
Cherry Bekaert Total fees	$295	$302

(1)
Audit fees include fees associated with professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q during the twelve months ended December 31, 2023 and 2022.
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

(i)
Consolidated Balance Sheets—December 31, 2023and 2022;
(ii)
Consolidated Statements of Operations—Years ended December 31, 2023 and 2022;
(iii)
Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2023 and 2022;
(iv)
Consolidated Statements of Cash Flows—Years ended December 31, 2023 and 2022; and
(v)
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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective July 3, 2023	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on July 6, 2023

3.2		Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
Amended and Restated Bylaws of Regional Health Properties, Inc., effective September 21, 2017

3.2(a)	Amendment No. 1 to Amended and Restated Bylaws of Regional Health Properties, Inc., effective June 27, 2023	Incorporated by reference to Exhibit 3.6 of the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4 (Reg. No. 333-269750) filed on June 28, 2023

4.1	Description of Capital Stock of Regional Health Properties, Inc.	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on July 6, 2023

4.2	Form of Common Stock Certificate of Regional Health Properties, Inc	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
.

4.3*	Warrant to Purchase 70,000 Shares of Common Stock, dated May 15, 2013, issued by AdCare Health Systems, Inc. to Ronald W. Fleming	Incorporated by reference to Exhibit 4.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

10.1*	Regional Health Properties, Inc. 2020 Equity Incentive Plan	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 17, 2020

10.1(a)*	Form of Restricted Common Stock Agreement – Non Employee Director (2020 Equity Plan)	Incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

10.1(b)*	Form of Restricted Common Stock Agreement – Employee (2020 Equity Plan)	Incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

10.1(c)*	Form of Incentive Stock Option Award Agreement (pursuant to the Regional Health Properties, Inc. 2020 Equity Incentive Plan).	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on January 6, 2022

10.1(d)*	Form of Non-Qualified Stock Option Award Agreement (pursuant to the Regional Health Properties, Inc. 2020 Equity Incentive Plan).	Incorporated by reference to Exhibit 10.1(d) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022

10.2*	Regional Health Properties, Inc. 2023 Omnibus Incentive Compensation Plan	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed November 20, 2023

10.2(a)*	Form of Non-Qualified Stock Option Agreement (pursuant to the Regional Health Properties, Inc. 2023 Omnibus Incentive Compensation Plan)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed November 20, 2023

10.2(b)*	Form of Incentive Stock Option Agreement (pursuant to the Regional Health Properties, Inc. 2023 Omnibus Incentive Compensation Plan)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed November 20, 2023

10.2(b)*	Form of Restricted Stock Agreement (pursuant to the Regional Health Properties, Inc. 2023 Omnibus Incentive Compensation Plan)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed November 20, 2023

10.2(d)*	Form of Restricted Stock Unit Agreement (pursuant to the Regional Health Properties, Inc. 2023 Omnibus Incentive Compensation Plan)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed November 20, 2023

10.3*

Incorporated by reference to Exhibit 10.229 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-4 filed by Regional Health Properties, Inc. on July 2, 2021 (File No. 333-256667).

Employment Agreement, dated July 1, 2021, by and among Regional Health Properties, Inc. and Brent Morrison.

10.4*	Letter Agreement, dated October 1, 2013, among AdCare Health Systems, Inc., Park City Capital, LLC and Michael J. Fox	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 18, 2013

10.5*	Consulting Agreement, dated as of August 16, 2020, by and between E. Clinton Cain and Regional Health Property, Inc.	Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020

10.6	Mt. Kenn Property Holdings, LLC Deed to Secure Debt, Assignment of Rents and Security Agreement dated April 29, 2011	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 5, 2011

10.7	Form of Promissory Note, issued by Mount Trace Nursing ADK, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2011

10.8	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10	Incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10.9		Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
Term Note, dated July 27, 2011, made by Erin Property Holdings, LLC in favor of Bank of Atlanta

10.9(a)		Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020
Note and Loan Modification Agreement, dated as of September 3, 2020, by and between Erin Property Holdings, LLC and Regional Health Property, Inc. and Cadence Bank, NA

10.10		Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Note, dated July 27, 2011, made by Erin Property Holdings, LLC, in favor of Bank of Atlanta, with respect to the SBA Loan

10.11		Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Term Loan Agreement, dated July 27, 2011, among Erin Property Holdings, LLC, Erin Nursing, LLC, AdCare Health Systems, Inc. and Bank of Atlanta, with respect to the USDA Loan

10.12		Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan

10.13		Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan

10.14		Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan

10.15		Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan

10.16		Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan

10.17		Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan

10.18		Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan

10.19		Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the USDA Loan

10.20		Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the SBA Loan

10.21		Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Guaranty, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan

10.22		Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Guaranty, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan

10.23		Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Unconditional Guaranty Business and Industry Guarantee Loan Program, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan

10.24		Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Unconditional Guarantee Business and Industry Guarantee Loan Program, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan

10.25		Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Unconditional Guarantee, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the SBA Loan

10.26		Incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Unconditional Guarantee, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the SBA Loan

10.27		Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Escrow Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Bank of Atlanta, and Bank of Atlanta as Escrow Agent, with respect to the USDA Loan and the SBA Loan

10.28		Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10

10.29		Incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
Unconditional Guarantee, dated September 6, 2011, issued by CP Nursing, LLC in favor of Economic Development Corporation of Fulton County

10.30		Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
Unconditional Guarantee, dated September 6, 2011, issued by Hearth and Home of Ohio, Inc. in favor of Economic Development Corporation of Fulton County

10.31		Incorporated by reference to Exhibit 10.141 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
Cognovit Promissory Note, dated as of January 1, 2012, issued by Eaglewood Property Holdings, LLC and Eaglewood Village, LLC in favor of Eaglewood Villa, Ltd. in the amount of $500,000

10.32		Incorporated by reference to Exhibit 10.142 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
Cognovit Promissory Note, dated as of January 1, 2012, issued by Eaglewood Property Holdings, LLC and Eaglewood Village, LLC in favor of Eaglewood Villa, Ltd. in the amount of $4,500,000

10.33		Incorporated by reference to Exhibit 10.143 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
Guaranty Agreement, dated as of December 30, 2011, executed by AdCare Health Systems, Inc. and AdCare Property Holdings, LLC in favor of Eaglewood Villa, Ltd

10.34		Incorporated by reference to Exhibit 10.155 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
Lease Agreement, dated August 1, 2010, between William M. Foster and ADK Georgia, LLC

10.34(a)		Incorporated by reference to Exhibit 10.156 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
First Amendment to Lease, dated August 31, 2010, between William M. Foster and ADK Georgia, LLC

10.34(b)		Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on August 18, 2015
Second Amendment to Lease, dated as of August 14, 2015, between William M. Foster and ADK Georgia, LLC

10.34(c)		Incorporated by reference to Exhibit 10.33(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022
Lease Termination Agreement Spring Valley, dated as of December 30, 2022, among Regional Health Properties, Inc., ADK Georgia, LLC and Spring Valley, LLC.

10.35		Incorporated by reference to Exhibit 10.159 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
Guaranty Agreement, dated as of June 1, 2010, entered into by AdCare Health Systems, Inc. to and for the benefit of Bank of Oklahoma, N.A.

10.36		Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
Loan Agreement, dated as of April 12, 2012, between the City of Springfield, Ohio and Eaglewood Property Holdings, LLC

10.37		Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
Guaranty Agreement, dated as of April 12, 2012, made and entered into by AdCare Health Systems, Inc., to and for the benefit of BOKF, NA dba Bank of Oklahoma

10.38		Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
Land Use Restriction Agreement, dated as of April 12, 2012, by and between BOKF, NA dba Bank of Oklahoma and Eaglewood Property Holdings, LLC

10.39		Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
Open-End Mortgage, Assignment of Leases and Security Agreement, dated April 12, 2012, from Eaglewood Property Holdings, LLC to BOKF, NA dba Bank of Oklahoma

10.40		Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 5, 2012
Form of Securities Purchase Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto

10.41		Incorporated by reference to Exhibit 10.40 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
Bond Purchase Agreement, dated April 10, 2012, among Lawson Financial Corporation, The City of Springfield, Ohio and Eaglewood Property Holdings, LLC

10.42		Incorporated by reference to Exhibit 10.263 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
Secured Loan Agreement, dated December 28, 2012, by and among Keybank National Association and the subsidiaries of AdCare Health Systems, Inc. named therein

10.43		Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014
Healthcare Facility Note, dated December 1, 2014, by and among Mt. Kenn Property Holdings, LLC and KeyBank National Association

10.44		Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014
Healthcare Deed to Secure Debt, Security Agreement and Assignment of Rents, dated December 1, 2014, by and among Mt. Kenn Property Holdings, LLC and KeyBank National Association

10.45

Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014

Healthcare Regulatory Agreement, dated December 1, 2014, by and among Mt. Kenn Property Holdings, LLC, its successors, heirs, and assigns (jointly and severally) and the U.S. Department of Housing and Urban Development.

10.46		Incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
Regulatory Agreement and Mortgage Note dated July 29, 2008 by and between Hearth & Care of Greenfield and Red Mortgage Capital, Inc,

10.46(a)		Incorporated by reference to Exhibit 10.359 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
Modification of Mortgage Note Agreement dated as of October 1, 2014, by and between Hearth & Care of Greenfield, LLC. and Red Mortgage Capital, Inc.

10.47		Incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
Security Instrument, Mortgage & Deed of Trust, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and Housing & Healthcare Finance, LLC

10.48		Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
Healthcare Regulatory Agreement - Borrower, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and The U.S. Department of Housing and Urban Development

10.49		Incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
Healthcare Regulatory Agreement - Borrower, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and U.S. Department of Housing and Urban Development

10.50		Incorporated by reference to Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
Healthcare Facility Note, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and Housing & Healthcare Finance, LLC

10.51		Incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
Healthcare Facility Note, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and Housing & Healthcare Finance, LLC

10.52		Incorporated by reference to Exhibit 10.410 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
Lease Agreement, dated February 27, 2015 by and between Sumter Valley Property Holdings, LLC and Blue Ridge of Sumter LLC

10.52(a)		Incorporated by reference to Exhibit 10.411 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
First Lease Amendment to Lease Agreement, dated March 20, 2015, by and between Sumter Valley Property Holdings, LLC and Blue Ridge of Sumter, LLC

10.53		Incorporated by reference to Exhibit 10.415 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
Lease Agreement, dated September 22, 2014 by and between Coosa Nursing ADK, LLC, and C.R. of Coosa Valley, LLC

10.53(a)		Incorporated by reference to Exhibit 10.52(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022
First Amendment to Lease Agreement, dated November 21, 2014 by and between Coosa Nursing ADK, LLC, and C.R. of Coosa Valley, LLC

10.53(b)		Incorporated by reference to Exhibit 10.124 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
Second Amendment to Lease Agreement, dated September 14, 2015, by and between Coosa Nursing ADK, LLC and C.R. of Coosa Valley, LLC

10.54		Incorporated by reference to Exhibit 10.84 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
Sublease Agreement, dated May 1, 2015 by and between QC Nursing, LLC and Southwest LTC-Quail Creek, LLC

10.55		Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on July 7, 2015
Sublease Agreement, dated July 1, 2015 by and between 2014 HUD Master Tenant, LLC and C.R. of Glenvue, LLC

10.55(a)		Incorporated by reference to Exhibit 10.126 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
First Amendment to Sublease Agreement, dated August 14, 2015, by and between 2014 HUD Master Tenant, LLC and C.R. of Glenvue, LLC

10.56		Incorporated by reference to Exhibit 99.6 of the Registrant’s Current Report on Form 8-K filed on August 5, 2015
Sublease Agreement, dated August 1, 2015, by and between 2014 HUD Master Tenant, LLC and EW SNF, LLC.

10.57		Incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K filed on August 5, 2015
Lease Inducement Fee Agreement, dated August 1, 2015, by and between the AdCare Health Systems, Inc. and PWW Healthcare, LLC, PV SNF, LLC, HC SNF, LLC, EW SNF, LLC, and EW ALF, LLC.

10.58		Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on August 18, 2015
Lease Guaranty made by AdCare Health Systems, Inc. for the benefit of William M. Foster, effective August 14, 2015

10.59		Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 6, 2015
Sublease Agreement, dated October 1, 2015, by and between KB HUD Master Tenant 2014, LLC, and C.R. of Autumn Breeze, LLC

10.60		Incorporated by reference to Exhibit 10.141 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015

Master Sublease Agreement, dated November 3, 2015, by and among ADK Georgia, LLC, and Jeffersonville Healthcare & Rehab, LLC, Oceanside Healthcare & Rehab, LLC, and Savannah Beach Healthcare & Rehab, LLC.

10.61		Incorporated by reference to Exhibit 10.142 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015

Replacement Promissory Note, dated November 1, 2015, by and between New Beginnings Care, LLC, Jeffersonville Healthcare & Rehab, LLC, Oceanside Healthcare & Rehab, LLC, and Savannah Beach Healthcare & Rehab, LLC, and AdCare Health Systems, Inc.

10.62		Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
Loan Agreement, dated May 1, 2017, between Meadowood Property Holdings, LLC and the Exchange Bank of Alabama in the original amount of $4.1 million

10.62(a)		Incorporated by reference to Exhibit 4.18 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2021
Extension and Modification Agreement, dated as of October 01, 2021, by and between Meadowood Holdings Property, LLC and the Exchange Bank of Alabama.

10.63		Incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022
Guarantee Issued May 1, 2017 by and among AdCare Health Systems Inc., Regional Health Properties Inc., and Exchange Bank of Alabama

10.63(a)		Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017
Joinder and First Amendment to Guarantee Issued May 1, 2017, dated September 29, 2017, by and among AdCare Health Systems Inc., Regional Health Properties Inc., and Exchange Bank of Alabama

10.64		Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017
Affirmation and Assumption of Loan Documents, Limited Guarantees and Security Agreements Issued May 30, 2018, by and Between Regional Health Properties, Inc., and Red Mortgage.

10.65		Incorporated by reference to Exhibit 10.206 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
Sublease Agreement, dated as of November 30, 2018, by and between Regional Health Properties, Inc. and Miami COV SNF, Inc.

10.66

Incorporated by reference to Exhibit 10.207 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
Sublease Agreement, dated as of November 30, 2018, by and between RMC HUD Master Tenant, LLC and Greenfield SNF, Inc.

10.67		Incorporated by reference to Exhibit 10.208 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
Sublease Agreement, dated as of November 30, 2018, by and between RMC HUD Master Tenant, LLC and Sidney SNF, Inc.

10.68		Incorporated by reference to Exhibit 10.209 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
Sublease Agreement, dated as of November 30, 2018, by and between Eaglewood Village, LLC and Springfield Clark ALF, Inc.

10.69		Incorporated by reference to Exhibit 10.210 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
Sublease Agreement, dated as of November 30, 2018, by and between 2014 HUD Master Tenant, LLC and Springfield SNF, Inc.

10.70		Incorporated by reference to Exhibit 10.211 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

Guaranty, dated as of December 1, 2018, by and between Regional Health Properties, Inc. and Miami COV SNF, Inc., Greenfield SNF, Inc., Sidney SNF, Inc., Springfield Clark ALF Inc. and Springfield SNF, Inc.

10.71		Incorporated by reference to Exhibit 10.212 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
Forbearance Agreement, dated as of January 11, 2019, by and between Covington Realty, LLC and Regional Health Properties, Inc.

10.72		Incorporated by reference to Exhibit 10.216 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
Lease Agreement, dated as of February 28, 2019, by and between Mountain Trace Nursing ADK, LLC and Vero Health X, LLC.

10.73		Incorporated by reference to Exhibit 10.219 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
Settlement Agreement and Release, dated as of March 13, 2019, by and between Regional Health Properties, Inc. and Chapter 7 Trustee
.
10.74		Incorporated by reference from Exhibits 10.1 of the Registrant's Form 8-K filed October 6, 2010.
Coosa Nursing ADK, LLC Loan Agreement dated September 30, 2010

10.75		Incorporated by reference from Exhibits 10.2 of the Registrant's Form 8-K filed October 6, 2010.
Coosa Nursing ADK, LLC Secured Promissory Note dated September 30, 2010

10.75(a)		Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020
Note Modification Agreement, dated as of May 1, 2020, by and between Coosa Nursing ADK, LLC and Metro City Bank

10.76		Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022
Loan dated as of January 24, 2011 by and between Mountain Trace Nursing ADK, LLC and Community Bank & Trust - West Georgia

10.76(a)		Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020
Extension Agreement, dated as of July 15, 2020, by and between Mountain Trace Nursing ADK, LLC and Community Bank & Trust – West Georgia

10.77		Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020
Agreement Regarding Lease and Note, dated as of August 27, 2020, by and between OS Tybee, LLC, SB Tybee, LLC, JV Jeffersonville, LLC and Regional Health Property, Inc
.
10.78		Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed January 7, 2021
Lease, dated as of January 1, 2021, by and between ADK Georgia, LLC and PS Operator, LLC.

10.79		Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed January 7, 2021
Management Consulting Services Agreement, dated as of January 1, 2021, by and between Vero Health Management, LLC, and Tara Operator, LLC.

10.80		Incorporated by reference to Exhibit 10.247 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020

Agreement Regarding Leases, dated as of On December 1, 2020, by and between Regional Health Properties, Inc., and 3223 Falligant Avenue Associates, L.P., 3460 Powder Springs Road Associates, L.P., Wellington Healthcare Services II, L.P. and Mansell Court Associates LLC

10.81		Incorporated by reference to Exhibit 4.17 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2021
Promissory Note, dated as of September 30, 2021, by and between Coosa Nursing, LLC and the Exchange Bank of Alabama.

10.82		Incorporated by reference to Exhibit 4.18 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2021
Second Renewal Amended and Restated Promissory Note, dated as of August 17, 2021, by and between Regional Health Properties, Inc. and KeyBank National Association.

10.83		Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed September 27, 2021
Management Agreement, dated as of September 22, 2021, by and between Peach Health Group, LLC and Tara Operator, LLC.

10.84	Outside Director Compensation package	Incorporated by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022

21.1		Filed herewith
Subsidiaries of the Registrant

23.1		Filed herewith
Consent of Cherry Bekaert LLP

31.1		Filed herewith
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2		Filed herewith
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1		Filed herewith
Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2		Filed herewith
Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

97.1	Regional Health Properties, Inc. Clawback Policy	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Identifies a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regional Health Properties, Inc.

by:	/s/ BRENT S. MORRISON
Brent S. Morrison
Chairman, Chief Executive Officer and President
April 01, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ BRENT S. MORRISON
Brent S. Morrison	Chairman, Chief Executive Officer, and President (Principal Executive Officer)	April 01, 2024

/s/ PAUL J. O'SULLIVAN
Paul J. O'Sullivan	Senior Vice President (Principal Financial Officer)	April 01, 2024

/s/ MICHAEL J. FOX
Michael J. Fox	Director	April 01, 2024

/s/ DAVID A. TENWICK
David A. Tenwick	Director	April 01, 2024

/s/ KENNETH W. TAYLOR
Kenneth W. Taylor	Director	April 01, 2024