Form 10-Q
period 2024-03-31
REGIONAL HEALTH PROPERTIES, INC
filed 2024-05-15
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024 the registrant had 1,839,028 shares of common stock, no par value, outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000's)

	March 31, 2024	December 31, 2023

	(Unaudited)
ASSETS
Property and equipment, net	$44,885	$45,337
Cash	752	953
Restricted cash	3,223	3,231
Accounts receivable, net of allowances of $2,056 and $2,040	1,464	1,403
Prepaid expenses and other	410	609
Notes receivable	1,034	1,044
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	83	87
Right-of-use operating lease assets	2,455	2,556
Goodwill	1,585	1,585
Lease deposits and other deposits	4	4
Straight-line rent receivable	2,859	2,901
Total assets	$61,225	$62,181
LIABILITIES AND EQUITY (DEFICIT)
Senior debt, net	$43,500	$43,855
Bonds, net	5,993	5,991
Other debt, net	516	889
Accounts payable	3,106	2,493
Accrued expenses	4,240	4,060
Operating lease obligation	2,807	2,917
Other liabilities	1,797	1,791
Total liabilities	61,959	61,996

Stockholders' equity (deficit):
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,850 shares issued and 1,839 shares outstanding at March 31, 2024 and December 31, 2023	63,102	63,059
Preferred stock, no par value; 5,000 shares authorized (including amounts authorized for Series A and Series B); shares issued and outstanding designated as follows:
Preferred stock, Series A, no par value; 560 shares authorized, issued and outstanding at March 31, 2024 and December 31, 2023, with a redemption amount $426 at March 31, 2024 and December 31, 2023	426	426
Preferred stock, Series B, no par value; 2,812 shares authorized; 2,252 shares issued and outstanding at March 31, 2024 and December 31, 2023, with a redemption amount $18,602 at March 31, 2024 and December 31, 2023	18,602	18,602
Accumulated deficit	(82,864)	(81,902)
Total stockholders' equity (deficit)	(734)	185
Total liabilities and stockholders' equity (deficit)	$61,225	$62,181

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000's)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Patient care revenues	$2,309	$1,916
Rental revenues	1,818	1,708
Management fees	—	278
Other revenues	—	4
Total revenues	4,127	3,906
Expenses:
Patient care expense	2,101	2,321
Facility rent expense	149	149
Cost of management fees	—	141
Depreciation and amortization	511	510
General and administrative expense	1,632	1,531
Doubtful accounts expense	28	16
Total expenses	4,421	4,668
Loss from operations	(294)	(762)
Other expense:
Interest expense, net	674	680
Other (income) expense, net	(6)	550
Total other expense, net	668	1,230
Net loss	(962)	(1,992)
Preferred stock dividends - undeclared	—	(2,249)
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(962)	$(4,241)
Net loss per share of common stock attributable to Regional Health Properties, Inc.
Basic and Diluted	$(0.52)	$(2.28)
Weighted average shares of common stock outstanding:
Basic and Diluted	1,839	1,862

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Amounts in 000's)

(Unaudited)

	Shares of Common Stock	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock A, no par value	Preferred Stock B, no par value	Accumulated Deficit	Total
Balance, December 31, 2023	1,839	560	2,252	(11)	$63,059	$426	$18,602	$(81,902)	$185
Stock-based compensation	—	—	—	—	43	—	—	—	43
Net loss	—	—	—	—	—	—	—	(962)	(962)
Balances, March 31, 2024	1,839	560	2,252	(11)	$63,102	$426	$18,602	$(82,864)	$(734)

	Shares of Common Stock	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock A, no par value	Preferred Stock B, no par value	Accumulated Deficit	Total
Balances, December 31, 2022	1,784	2,812	—	(9)	$62,702	$62,423	$—	$(121,409)	$3,716
Restricted stock issuance	99	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	81	—	—	—	81
Net Loss	—	—	—	—		—	—	(1,992)	(1,992)
Balances, March 31, 2023	1,883	2,812	—	(9)	$62,783	$62,423	$—	$(123,401)	$1,805

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(962)	$(1,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	511	510
Stock-based compensation expense	43	81
Rent expense less than cash paid	(9)	(4)
Rent revenue in excess of cash received	121	26
Amortization of deferred financing costs, debt discounts and premiums	25	19
Bad debt expense	28	16
Changes in operating assets and liabilities:
Accounts receivable	(168)	3,357
Prepaid expenses and other assets	209	546
Accounts payable and accrued expenses	793	(107)
Other liabilities	6	145
Net cash provided by operating activities	597	2,597
Cash flows from investing activities:
Purchase of property and equipment	(55)	(2)
Net cash used in investing activities	(55)	(2)
Cash flows from financing activities:
Payment of senior debt	(378)	(322)
Payment of other debt	(373)	(363)
Net cash used in financing activities	(751)	(685)
Net change in cash and restricted cash	(209)	1,910
Cash and restricted cash, beginning	4,184	3,909
Cash and restricted cash, ending	$3,975	$5,819

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash interest paid	$677	$650

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2024

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Regional Health Properties, Inc.'s (the "Company" or "Regional Health") predecessor was incorporated in Ohio on August 14, 1991, under the name Passport Retirement, Inc. In 1995, Passport Retirement, Inc. acquired substantially all of the assets and liabilities of AdCare Health Systems, Inc. and changed its name to AdCare Health Systems, Inc. ("AdCare"). AdCare completed its initial public offering in November 2006, relocated its executive offices and accounting operations to Georgia in 2012, and changed its state of incorporation from Ohio to Georgia in December 2013. Regional Health Properties, Inc. is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior housing. The Company's business primarily consists of leasing such facilities to third-party tenants, which operate the facilities. The Company has two primary reporting segments: (i) Real Estate, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants and (ii) Healthcare Services segment, which consists of the operation of the Meadowood and Glenvue facilities. Effective August 3, 2023, the Company’s 12.5% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Stock”) is quoted on the OTC Markets Group, Inc.’s OTCQB Venture Market under the symbol “RHEPB”.

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP") in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2023 audited consolidated financial statements and notes thereto, which are included in the 2023 Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on April 1, 2024.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassifications

Certain reclassifications have been made to the amounts reported in the prior period in order to conform to the current period's presentation. A reclassification has been made to certain expenses reported on the consolidated statements of operations in the prior period in order to conform to the current period's presentation.

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

Management Fee Revenues and Other Revenues. The Company recognizes management fee revenues as services are provided in accordance with ASU 2014-09, Revenue from Contracts with Customers, as codified in ASC 606, which requires revenue to be recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. The Company had one contract to manage three facilities (the “Management Contract”) which ended on December 31, 2023. Further, the Company recognizes interest income from loans and investments, using the effective interest method when collectability is probable. The Company applies the effective interest method on a loan-by-loan basis.

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

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	March 31, 2024	December 31, 2023
Gross receivables
Real Estate Services	$656	$693
Healthcare Services	2,864	2,750
Subtotal	3,520	3,443
Allowance
Real Estate Services	—	—
Healthcare Services	(2,056)	(2,040)
Subtotal	(2,056)	(2,040)
Accounts receivable, net of allowance	$1,464	$1,403

Prepaid Expenses and Other

As of March 31, 2024 and December 31, 2023, the Company had approximately $0.4 million and $0.6 million , respectively, in prepaid expenses and other; the $0.2 million decrease is related to insurance for the Meadowood and Glenvue facility operations, while the other amounts are predominantly for directors' and officers' insurance, NYSE American annual fees, and mortgage insurance premiums.

Accounts Payable

The following table presents the Company's Accounts payable for the periods presented:

(Amounts in 000’s)	March 31, 2024	December 31, 2023
Accounts payable
Real Estate Services	$1,410	$751
Healthcare Services	1,696	1,742
Total Accounts payable	$3,106	$2,493

Other Liabilities

As of March 31, 2024 and December 31, 2023, the Company had approximately $1.8 million and $1.8 million, respectively in Other liabilities, consisting of security lease deposits and sublease improvement funds.

Other Expense, net

The Company had retained a law firm to evaluate and assist with opportunities to improve the Company's capital structure. See Note 2 – Series A Preferred Exchange Offer.

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or finance lease. As of March 31, 2024, the Company's leased facility is accounted for as an operating lease. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

The Company assesses any new contracts or modification of contracts in accordance with ASC 842, Leases, to determine the existence of a lease and its classification. We are reporting revenues and expenses for real estate taxes and insurance where the lessee has not made those payments directly to a third party in accordance with their respective leases with us.

Insurance

We maintain general liability, professional liability, and other insurance policies in amounts and with coverage and deductibles we believe are appropriate, based on the nature and risks of our business, historical experience, availability, and industry standards, including for the operations at the Glenvue and Meadowood facilities. Our current policies provide for deductibles for each claim and contain various exclusions from coverage. The Company has self-insured against professional and general liability claims related to its healthcare operations that were discontinued during 2014 and 2015 in connection with its transition from an owner and operator of healthcare properties to a healthcare property holding and leasing company (the "Transition"). For further information, see Note 11 – Commitments and Contingencies, and Note 12 – Commitments and Contingencies, to the consolidated financial statements for the year ended December 31, 2023 for more information. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company's estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 7 – Accrued Expenses. In addition, the Company maintains certain other insurance programs, including commercial general liability, property, casualty, directors' and officers' liability, crime, and employment practices liability.

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

Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

	March 31,
(Share amounts in 000’s)	2024	2023
Stock options	33	13
Warrants - employee	32	34
Warrants - non employee	—	1
Total anti-dilutive securities	65	48

The weighted average contractual terms in years for these securities as of March 31, 2024, with no intrinsic value, are 6.6 years for the stock options and 0.8 years for the warrants.

Recently Adopted Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements (Topic 842) amendments, which requires entities to determine whether related party arrangements between entities under common control are leases. The amendments also address the accounting treatment of leasehold improvements associated with common control leases. They require the lessee to amortize leasehold improvements over the useful life of the improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset. If the lessee no longer controls the use of the asset, the leasehold improvements are accounted for as a transfer between entities under common control through an adjustment to equity. These improvements are also subject to impairment guidance in Topic 360, Property, Plant, and Equipment. The amendment is effective for public entities beginning after December 15, 2023. The Company adopted ASU 2023-01 effective January 1, 2024. The adoption of ASU-2023-01 did not have a material impact on the Company's consolidated financial statements.

New Accounting Pronouncements Issued But Not Yet Effective

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months following the date of this filing. At March 31, 2024, the Company had $0.8 million in unrestricted cash and $1.5 million of net accounts receivable, mainly consisting of patient accounts receivable and rent receivables.

During the three months ended March 31, 2024, the Company's cash provided by operating activities was $0.6 million primarily due to the timing of accounts payable and accrued expense payments. The Company is seeking collection of the past due rent. In addition, management is working to expedite the time it takes to collect and receive aged patient receivables. Cash flow from operations in the future will be based on the operational performance of the facilities under the company's management, Glenvue and Meadowood, as well as continued uncertainty of the COVID-19 pandemic and its impact on the Company's business, financial condition and results of operations.

Series A Preferred Stock Exchange Offer ("Exchange Offer")

In early 2020, the Company began ongoing efforts to investigate alternatives to retire or refinance our outstanding Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise.

On June 30, 2023, the Company closed the Company’s offer to exchange (the “Exchange Offer”) any and all outstanding shares of the Company’s 10.875% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Stock”) for newly issued shares of the Company’s Series B Preferred Stock. In connection with the completion of the Exchange Offer and the implementation of the Series A Charter Amendments and the Series B Charter Amendments, the liquidation preference of the Series A Preferred Stock was reduced, accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and future dividends on the Series A Preferred Stock were eliminated. As a result, $50.4 million in accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and, as of March 31, 2024, there are no accumulated and unpaid dividends on the Series A Preferred Stock. For further information regarding the Exchange Offer, Series A Charter Amendments and Series B Charter Amendments, see Note 9 – Common and Preferred Stock.

The Company is current with all of its debt and other financial obligations.

Costs associated with these efforts have been expensed as incurred in “Other expense, net” and were $0.6 million for the three months ended March 31, 2023, and there were no expenses incurred for the three months ended March 31, 2024.

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

Debt

As of March 31, 2024, the Company had $50.0 million in indebtedness, net of $1.0 million deferred financing costs and unamortized discounts. The Company anticipates net principal repayments of approximately $1.7 million during the next twelve-month period, approximately $1.5 million of routine debt service amortization and a $0.1 million payment of bond debt.

Debt Covenant Compliance

At March 31, 2024, the Company was in compliance with the various financial and administrative covenants related to all of the Company's credit facilities except for one immaterial non-compliance. When management learned of the non-compliance, the non-compliance was cured after the balance sheet date.

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

NOTE 3. CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	March 31, 2024	December 31, 2023
Cash	$752	$953
Restricted cash:
Cash collateral	159	159
HUD and other replacement reserves	2,126	2,125
Escrow deposits	621	630
Restricted investments for debt obligations	317	317
Total restricted cash	3,223	3,231
Total cash and restricted cash	$3,975	$4,184

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

NOTE 4. PROPERTY AND EQUIPMENT

The following table sets forth the Company's property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	March 31, 2024	December 31, 2023
Buildings and improvements	5-40	$64,466	$64,447
Equipment and computer related	2-10	1,095	1,187
Land (1)	—	2,774	2,774
Property and equipment		68,335	68,408
Less: accumulated depreciation		(23,450)	(23,071)
Property and equipment, net		$44,885	$45,337
(1)
Includes $0.1 million of land improvements with an average estimated useful remaining life of approximately 6.1 years as of March 31, 2024.

The following table summarizes total depreciation and amortization expense three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Amounts in 000’s)	2024	2023
Depreciation	$403	$400
Amortization	108	110
Total depreciation and amortization expense	$511	$510

NOTE 5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and Goodwill consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment)1)	Bed Licenses - Separable (2)	Lease Rights	Total	Goodwill (2)
Balances, December 31, 2023
Gross	$14,276	$2,471	$176	$16,923	$1,585
Accumulated amortization	(4,997)	—	(89)	(5,086)	—
Net carrying amount	$9,279	$2,471	$87	$11,837	$1,585
Balances, March 31, 2024
Gross	$14,276	$2,471	$176	$16,923	$1,585
Accumulated amortization	(5,101)	—	(93)	(5,194)	—
Net carrying amount	$9,175	$2,471	$83	$11,729	$1,585
(1)
Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 4 – Property and Equipment).
(2)
The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

The following table summarizes amortization expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Amounts in 000’s)	2024	2023
Bed licenses	$104	$104
Lease rights	4	6
Total amortization expense	$108	$110

Expected amortization expense for the years ending December 31, for all definite-lived intangibles, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2024	$311	$14
2025	414	18
2026	414	18
2027	414	18
2028	414	15
Thereafter	7,208	-
Total expected amortization expense	$9,175	$83

NOTE 6. LEASES

Operating Leases

As of March 31, 2024 and December 31, 2023, the Company leases one Skilled Nursing Facility ("SNF") in Covington, Ohio under a non-cancelable lease, which has rent escalation clauses and provisions for payments of real estate taxes, insurance, and maintenance costs. The remaining lease term for the Covington facility is approximately 4.7 years as of March 31, 2024. The Company subleases the Covington facility to a third party.

The Company also leased certain office space located in Suwanee, Georgia through the termination date of June 30, 2023. Effective July 1, 2023, the Company signed a sublease for 2,000 sq ft of office space in Atlanta, Georgia. The sublease expires on July 31, 2025.

As of March 31, 2024, the Company is in compliance with all operating lease financial covenants except for one non-compliance. When management learned of the non-compliance, the non-compliance was cured after the balance sheet date.

Future Minimum Lease Payments

Future minimum lease payments for the twelve months ending December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2024	$510	$(16)	$494
2025	672	(66)	606
2026	658	(109)	549
2027	671	(155)	516
2028	685	(198)	487
Thereafter	230	(75)	155
Total	$3,426	$(619)	$2,807
(1)
Weighted average discount rate 7.98%.

Facilities Lessor

As of March 31, 2024, the Company was the lessor of 9 of its 11 owned facilities, and the sublessor of one facility. These leases are triple net basis leases, meaning that the lessee (i.e., the third-party tenant of the property) is obligated for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments to the Company. The weighted average remaining lease term for our 10 owned and subleased out facilities is approximately 5.3 years.

Future Minimum Lease Receivables

Future minimum lease receivables for the twelve months ending December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000's)
2024	$4,948
2025	6,696
2026	6,801
2027	6,909
2028	6,758
Thereafter	8,227
Total	$40,339

For further details regarding the Company's leased and subleased facilities to third-party operators, including a full summary of the Company's leases to third-parties and which comprise the future minimum lease receivables of the Company, see Note 6 - Leases and Leasing Transactions in Part I, Item 1, Financial Statements and Supplementary Data, included in the Annual Report.

NOTE 7. ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	March 31, 2024	December 31, 2023
Accrued employee benefits and payroll-related	$365	$255
Real estate and other taxes (1)	3,055	3,077
Self-insured reserve	—	61
Accrued interest	223	225
Insurance escrow	116	98
Other accrued expenses (2)	481	344
Total accrued expenses	$4,240	$4,060
(1)
March 31, 2024 includes approximately $0.7 million of bed taxes in arrears related to the Wellington Transition in 2020 as well as $2.0 million related to our own dates of operation under the Healthcare Services segment and approximately $0.4 million property tax accrual for the Real Estate segment. December 31, 2023 includes approximately $0.7 million of bed taxes in arrears related to the Wellington Transition in 2020 as well as $1.9 million related to our own dates of operation under the Healthcare Services segment and approximately $0.5 million property tax accrual for the twelve months ended December 31, 2023 for the Real Estate segment.
(2)
As of March 31, 2024 and December 31, 2023, the remaining escheatment liabilities for discontinued operations are $0.3 million and are included in other accrued expenses.

NOTE 8. NOTES PAYABLE AND OTHER DEBT

See Note 8 – Notes Payable and Other Debt in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report for a detailed description of all the Company's debt facilities.

Notes payable and other debt consists of the following:

(Amounts in 000’s)	March 31, 2024	December 31, 2023
Senior debt—guaranteed by HUD	$28,774	$28,979
Senior debt—guaranteed by USDA (1)	7,186	7,259
Senior debt—guaranteed by SBA(2)	552	557
Senior debt—bonds	6,117	6,117
Senior debt—other mortgage indebtedness	7,913	8,001
Other debt	516	889
Subtotal	51,058	51,802
Deferred financing costs	(937)	(954)
Unamortized discount on bonds	(112)	(113)
Notes payable and other debt	$50,009	$50,735
(1)
U.S. Department of Agriculture (USDA)
(2)
U.S. Small Business Administration (SBA)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		March 31, 2024	December 31, 2023
Senior debt - guaranteed by HUD (2)
The Pavilion Care Center	Newpoint Capital	12/01/2039	Fixed	3.97%	$792	$801
Hearth and Care of Greenfield	Newpoint Capital	8/01/2050	Fixed	3.97%	1,899	1,909
Woodland Manor	Newpoint Capital	11/01/2052	Fixed	3.97%	4,868	4,891
Glenvue	Newpoint Capital	10/01/2044	Fixed	3.75%	7,021	7,077
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	6,106	6,154
Georgetown	Newpoint Capital	10/01/2046	Fixed	2.98%	3,096	3,120
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	4,992	5,027
Total					$28,774	$28,979
Senior debt - guaranteed by USDA (3)
Mountain Trace	Community B&T	12/24/2036	Prime + 1.75%	10.25%	3,505	3,539
Southland	Cadence Bank, NA	07/27/2036	Prime + 1.50%	10.00%	3,681	3,720
Total					$7,186	$7,259
Senior debt - guaranteed by SBA
Southland(4)	Cadence Bank, NA	07/27/2036	Prime + 2.25%	10.75%	552	557
Total					$552	$557

(1)
Represents interest rates as of March 31, 2024 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which are approximately 0.16% per annum.
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
(4)
For one SNF, commonly known as Southland, the Company has a term loan with a financial institution, which is insured 75% by the SBA.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		March 31, 2024	December 31, 2023
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,117	$6,117
(1)
Represents cash interest rates as of March 31, 2024. The rates exclude amortization of deferred financing of approximately 0.10% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		March 31, 2024	December 31, 2023
Senior debt - other mortgage indebtedness
Meadowood (2)	Exchange Bank of Alabama	10/01/2026	Fixed	4.50%	$3,196	$3,237
Coosa (3)	Exchange Bank of Alabama	10/10/2026	Fixed	3.95%	4,717	4,764
Total					$7,913	$8,001
(1)
Represents cash interest rates as of March 31, 2024 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.34% per annum.
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

(Amounts in 000’s)
Lender	Maturity	Interest Rate		March 31, 2024	December 31, 2023
Other debt
First Insurance Funding (1)	3/1/2024	Fixed	3.19%	$—	$369
Key Bank (2)	08/25/2025	Fixed	0.00%	495	495
Marlin Capital Solutions	06/1/2027	Fixed	5.00%	21	25
Total				$516	$889
(1)
Annual Insurance financing primarily for the Company's directors and officers insurance.
(2)
On December 30, 2022, Key Bank and the Company extended the maturity date from August 25, 2023 to August 25, 2025.

Debt Covenant Compliance

As of March 31, 2024, the Company had 16 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements, whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

As of March 31, 2024, the Company was in compliance with the various financial and administrative covenants under the Company's outstanding credit related instruments except for one immaterial non-compliance. When management learned of the non-compliance, the non-compliance was cured after the balance sheet date.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of March 31, 2024 for each of the next five years and thereafter.

For the Twelve Months Ended December 31,	(Amounts in 000’s)
2024 (9 months remaining)	$1,297
2025	2,265
2026	8,741
2027	1,560
2028	1,657
Thereafter	35,538
Subtotal	$51,058
Less: unamortized discounts	(112)
Less: deferred financing costs, net	(937)
Total notes and other debt	$50,009

NOTE 9. COMMON AND PREFERRED STOCK

Common Stock

As of March 31, 2024, the Company had 55,000,000 shares of Common Stock authorized and 1,849,908 shares issued and 1,839,028 shares outstanding. There were no dividends declared or paid on the common stock during the three months ended March 31, 2024 and 2023.

Preferred Stock

As of March 31, 2024, the Company had 5,000,000 shares of Preferred Stock authorized and 2,811,535 shares issued and outstanding.

Series A Preferred Stock

As of March 31, 2024, the Company had 559,263 shares of Series A Preferred Stock issued and outstanding. There were no dividends declared or paid on the Series A Preferred Stock for the three months ended March 31, 2024 and 2023.

Series B Preferred Stock

As of March 31, 2024, the Company had 2,252,272 shares of Series B Preferred Stock issued and outstanding. There were no dividends declared or paid on the Series B Preferred Stock for the three months ended March 31, 2024.

.

NOTE 10. STOCK BASED COMPENSATION

Stock Incentive Plans

On September 21, 2023, our Board of Directors (the "Board") approved the Regional Health Properties, Inc. 2023 Omnibus Incentive Compensation Plan (the “2023 Plan”), which was approved by the Company's shareholders on November 16, 2023 at the 2023 Annual Meeting of Shareholders. The 2023 Plan is administered by the Compensation Committee of the Board of the Company. The 2023 Plan shall remain in effect, subject to the right of the Board to amend or terminate the 2023 Plan at any time, until the earlier of 11:59 p.m. (ET) on September 21, 2033, or the date all shares subject to the 2023 Plan shall have been issued and the restrictions on all restricted shares granted under the Plan shall have lapsed, according to the 2023 Plan’s provisions.

Our 2023 Plan replaced the Regional Health Properties, Inc. 2020 Equity Incentive Plan (the “2020 Plan”). Outstanding awards under the 2020 Plan will continue to be governed by the terms of the 2020 Plan until exercised, expired or otherwise terminated or canceled, but no further equity awards will be granted under the 2020 Plan.

As of March 31, 2024, the number of securities remaining available for future issuance under the 2023 Plan is 201,000.

For the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
(Amounts in 000’s)	2024	2023
Employee compensation:
Stock compensation expense	$43	$81
Total employee stock-based compensation expense	$43	$81

Restricted Stock

The following table summarizes the Company's restricted stock activity for the three months ended March 31, 2024:

	Number of Shares (000's)	Weighted Avg. Grant Date (per Share) Fair Value
Unvested, December 31, 2023	80	$5.27
Vested	(43)	$6.67
Unvested, March 31, 2024	37	$3.61

No restricted stock awards were granted for three months ended March 31, 2024. The remaining unvested shares at March 31, 2024 will vest over the next 1.8 years with $119 thousand in compensation expense recognized over this period.

Common Stock Options

The following summarizes the Company's employee and non-employee stock option activity for the three months ended March 31, 2024:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2023	33	$14.84	6.9	$—
Granted	24	$2.03
Outstanding, March 31, 2024	57	$9.41	8.0	$10.1
Outstanding and Vested, March 31, 2024	44	$11.55	7.4	$4.7

A stock option to purchase 24,000 shares of common stock was granted under our 2023 Plan to an employee with an exercise price of $2.03 in January 2024. The weighted average fair value of the option granted was $1.76 and was estimated using the Black-Scholes option-pricing model with the following assumptions: (i) expected term of 5.27 years, (ii) risk free interest rate of 3.81%, (iii) dividend yield of 0.0%, and (iv) expected volatility of 127.14%.The remaining unvested shares at March 31, 2024 will vest over the next 0.8 years with $17 thousand in compensation expense recognized over this period.

The following summary information reflects stock options outstanding, vested, and related details as of March 31, 2024:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number of Shares (000's)	Weighted Average Exercise Price
$2.03-$3.32	48	9.3	$2.68	35	$2.91
$46.80	9	0.7	$46.80	9	$46.80
Total	57	8.0	$9.41	44	$11.55

Common Stock Warrants

The following summarizes the Company's warrant activity for the three months ended March 31, 2024:

	Number of Warrants (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2023	32	$52.50	1.0	$—
Granted	—	$—
Expired	—	$—
Outstanding, March 31, 2024	32	$52.50	0.7	$—

No warrants were granted during the three months ended March 31, 2024. All outstanding warrants are vested, and the Company has no unrecognized compensation expense related to common stock warrants as of March 31, 2024.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of March 31, 2024, all of the Company's facilities operated by Regional or leased and subleased to third-party operators are certified by CMS and are operational. See Note 6 - Leases.

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

As of March 31, 2024, the Company has been named in three lawsuits pertaining to facilities it transitioned operations to other entities as a lessor in 2015. Even though the residents were not part of our dates of service as the operator of the buildings, the lawsuits claim the Company knew the new operator had a history of providing poor patient care and therefore should not have leased or sold the premises to the new operator. We do not believe there is any basis in law or fact to hold the previous operator/ lessor liable, and as a result management has concluded that the likelihood of a material adverse result ~~is~~ should be remote. Despite our confidence in our legal position, we have to acknowledge that jurors sometimes follow sympathy rather than the law. One of the three cases is scheduled to go to trial in November 2024.

NOTE 12. SEGMENT RESULTS

The Company has two primary reporting segments: (i) Real Estate Services, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants, including the Company's management of three facilities on behalf of third-party owners which ended on December 31, 2023; and (ii) Healthcare Services, which consists of the operation of the Meadowood and Glenvue facilities.

The Company reports segment information based on the "management approach" defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

The table below presents the results of operations for our reporting segments for the periods presented.

	Three Months Ended March 31,			Three Months Ended March 31,
	2024	2024	2024	2023	2023	2023
(Amounts in 000’s)	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total
Revenues:
Patient care revenues	$—	$2,309	$2,309	$—	$1,916	$1,916
Rental revenues	1,818	—	1,818	1,708	—	1,708
Management fees	—	—	—	278	—	278
Other revenues	—	—	—	4	—	4
Total revenues	1,818	2,309	4,127	1,990	1,916	3,906
Expenses:
Patient care expense	—	2,101	2,101	—	2,321	2,321
Facility rent expense	149	-	149	149	-	149
Cost of management fees	—	—	—	141	—	141
Depreciation and amortization	386	125	511	387	123	510
General and administrative expense	1,266	366	1,632	1,181	350	1,531
Doubtful accounts expense	—	28	28	—	16	16
Total expenses	1,801	2,620	4,421	1,858	2,810	4,668
Income (loss) from operations	17	(311)	(294)	132	(894)	(762)
Other expense:
Interest expense, net	570	104	674	571	109	680
Other (income) expense, net	(22)	16	(6)	332	218	550
Total other expense, net	548	120	668	903	327	1,230
Net loss	$(531)	$(431)	$(962)	$(771)	$(1,221)	$(1,992)

Total assets for the Real Estate Services segment and Healthcare Services segment were $48.0 million and $13.2 million, respectively, as of March 31, 2024.

Total assets for the Real Estate Services segment and Healthcare Services segment were $48.5 million and $13.7 million, respectively, as of December 31, 2023.

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

While the Company is a self-managed real estate investment company, the Company, when business conditions require, may undertake portfolio stabilization measures, such as operating a previously leased facility. For more information see " Recent Developments" below.

Real Estate Portfolio

As of March 31, 2024, we had investments of approximately $67.2 million in eleven health care real estate properties and one leased property. We currently own eleven properties, consisting of nine skilled nursing facilities and two multi-service facilities. Nine facilities are pursuant to triple-net leases, one is managed by an external manager, and one is managed internally by the Company. The Company has one leased facility that is subleased pursuant to a triple-net lease.

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

Portfolio

The following table provides summary information regarding the number of facilities and related licensed beds/units as of March 31, 2024:

Location	Skilled Nursing Facilities	Multi Service Properties	Total Properties
Alabama(a)	1	1	2
Georgia	3	-	3
North Carolina	1	-	1
Ohio(b)	2	1	3
South Carolina	2	-	2
	9	2	11

Location	Skilled Nursing Beds/Units	Multi Service Beds/Units	Total Beds/Units
Alabama(a)	124	90	214
Georgia	395	-	395
North Carolina	106	-	106
Ohio(b)	112	194	306
South Carolina	180	-	180
	917	284	1,201

Location	Skilled Nursing Investment	Multi Service Investment	Total Investment
Alabama(a)	$9,613,199	$4,989,912	$14,603,111
Georgia	20,884,723	-	20,884,723
North Carolina	7,224,953	-	7,224,953
Ohio(b)	4,079,965	10,714,214	14,794,179
South Carolina	9,733,024	-	9,733,024
	$51,535,863	$15,704,126	$67,239,990

(a) Meadowood Retirement Village offers assisted living, memory care, and independent living and is therefore considered a multi-service campus.
(b) Eaglewood Village offers assisted living and Eaglewood Care Center offers skilled nursing. Both properties are co-located and are therefore considered a multi-service campus.

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation as of March 31, 2024:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management	2	233
Aspire Regional Partners	3	306
Oak Hollow Health Care Management	2	180
Beacon Health Management	1	126
Vero Health Management	1	106
Cavalier Senior Living	1	90
RHP Operations	1	160
Subtotal	11	1,201
(1)
Represents the number of facilities leased or subleased to separate tenants, of which each tenant is an affiliate of the entity named in the table above.

For a more discussion of the above information, see Note 6 - Leases to the consolidated financial statements included in Part I, Item 1 herein. Additionally, see "Portfolio of Healthcare Investments" included in Part I, Item 1 "Business" in the Annual Report.

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Twelve Months Ended
Operating Metric	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024
Occupancy (%)	66.2%	66.2%	65.7%	65.7%

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown as of December 31,:

		Licensed Beds		Annual Lease Revenue
	Number of Facilities	Count	Percent	Amount ($) '000's (1)	Percent (%)
2024	1	126	9.8%	516	7.5%
2025	0	0	0.0%	-	0.0%
2026	0	0	0.0%	-	0.0%
2027	0	0	0.0%	-	0.0%
2028	5	405	31.6%	2,761	39.9%
2029	1	106	8.3%	538	7.8%
2030	2	233	18.2%	2,103	30.4%
Thereafter	2	413	32.2%	995	14.4%
Total	11	1,283	100.0%	6,913	100.0%
(1)
Straight-line rent.

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

	Three Months Ended March 31,
(Amounts in 000’s)	2024	2023	Percent Change
Revenues:
Patient care revenues	$2,309	$1,916	20.5%
Rental revenues	1,818	1,708	6.4%
Management fees	—	278	(100.0)%
Other revenues	—	4	(100.0)%
Total revenues	4,127	3,906	5.7%
Expenses:
Patient care expense	2,101	2,321	(9.5)%
Facility rent expense	149	149	—
Cost of management fees	—	141	(100.0)%
Depreciation and amortization	511	510	0.2%
General and administrative expense	1,632	1,531	6.6%
Doubtful accounts expense	28	16	75.0%
Total expenses	4,421	4,668	(5.3)%
Loss from operations	(294)	(762)	(61.4)%
Other expense:
Interest expense, net	674	680	(0.9)%
Other (income) expense, net	(6)	550	(101.1)%
Total other expense, net	668	1,230	(45.7)%
Net loss	$(962)	$(1,992)	(51.7)%

Three Months Ended March 31, 2024 and 2023

Patient care revenues—Patient care revenues for the Healthcare Services segment, as a result of the Company operating the Meadowood and the Glenvue Facilities, were $2.3 million for the three months ended March 31, 2024, compared to $1.9 million for the same period in 2023. The 20.5% increase is primarily due to the change in the Medicaid reimbursement rate paid for the Glenvue facility.

Rental revenues—Rental revenue for our Real Estate Services segment increased by approximately $0.1 million to $1.8 million for the three months ended March 31, 2024, compared with $1.7 million for the same period in 2023. The 6.4% increase is primarily due to the extension of the Greenfield lease and the increase in rent from the Southland facility.

Patient care expense—Patient care expense was $2.1 million for the three months ended March 31, 2024 compared with $2.3 million for the same period in 2023. The current period expense decrease of $0.2 million was primarily due to cost containment at the Glenvue and Meadowood facilities.

Facility rent expense—Facility rent was $0.1 million for the three months ended March 31, 2024, which was the same amount for the three months ended March 31, 2023.

Depreciation and amortization—Depreciation and amortization was $0.5 million for the three months ended March 31, 2024, compared to $0.5 million for the same period in 2023.

General and administrative expenses—General and administrative expenses were $1.6 million for the three months ended March 31, 2024 compared with $1.5 million for the same period in 2023. The difference is primarily from the 2023 allocation of costs from general and administrative expense to cost of management fees.

	Three Months Ended March 31,
(Amounts in 000’s)	2024	2023	Percent Change
General and administrative expenses:
Real Estate Services	$1,266	$1,181	7.2%
Healthcare Services	366	350	4.6%
Total	$1,632	$1,531	6.6%

Doubtful accounts expense—Doubtful accounts expense primarily represents reserves taken against patient Accounts Receivable at the Glenvue facility for the three months ended March 31, 2024 and for the same period in 2023.

Other (income) expense, net—Other expense, net decreased by approximately $0.6 million, to $0.0 million for the three months ended March 31, 2024, compared to $0.6 million for the three months ended March 31, 2023. The prior year expenses were related to professional and legal services incurred for the preferred exchange.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months following the date of this filing. At March 31, 2024, the Company had $0.8 million in unrestricted cash and 1.5 million of net accounts receivable, mainly consisting of patient accounts receivable and rent receivables.

During the three months ended March 31, 2024, the Company's net cash provided by operating activities was $0.6 million mainly due to the timing of accounts payable and accrued expense payments. Management anticipates collecting a portion of the past due rent after the filing date and is currently negotiating various methods to collect the remaining unpaid rent and notes receivable.

As of March 31, 2024, Regional recorded an estimated allowance of $2.1 million against a gross accounts receivable of $3.5 million.

As of March 31, 2024, the Company had $50.0 million in indebtedness, net of 1.0 million deferred financing, and unamortized discounts. The Company anticipates net principal repayments of approximately $1.7 million during the next twelve-month period, approximately $1.5 million of routine debt service amortization and a $0.1 million payment of bond debt.

Series A Preferred Stock Exchange Offer

On June 30, 2023, the Company closed the Company’s offer to exchange (the “Exchange Offer”) any and all outstanding shares of the Company’s 10.875% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Stock”) for newly issued shares of the Company’s Series B Preferred Stock. In connection with the completion of the Exchange Offer and the implementation of the Series A Charter Amendments and the Series B Charter Amendments, the liquidation preference of the Series A Preferred Stock was reduced, accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and future dividends on the Series A Preferred Stock were eliminated. As a result, $50.4 million in accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and, as of March 31, 2024, there are no accumulated and unpaid dividends on the Series A Preferred Stock. For further information regarding the Exchange Offer, Series A Charter Amendments and Series B Charter Amendments, see Note 9 – Common and Preferred Stock.

The Company is current with all of its debt and other financial obligations. In early 2020, the Company began ongoing efforts to investigate alternatives to retire or refinance our outstanding Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise.

Costs associated with these efforts have been expensed as incurred in “Other expense, net” and were $0.6 million for the three months ended March 31, 2023, and there were no expenses incurred for the three months ended March 31, 2024.

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

Debt Covenant Compliance

As of March 31, 2024, the Company was in compliance with the various financial and administrative covenants under the Company's outstanding credit related instruments except for one immaterial non-compliance. When management learned of the non-compliance, the non-compliance was cured after the balance sheet date.

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

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
(Amounts in 000’s)	2024	2023
Net cash provided by operating activities	$597	$2,597
Net cash used in investing activities	(55)	(2)
Net cash used in financing activities	(751)	(685)
Net change in cash and restricted cash	(209)	1,910
Cash and restricted cash at beginning of period	4,184	3,909
Cash and restricted cash, ending	$3,975	$5,819

Three Months Ended March 31, 2024

Net cash provided by operating activities—was approximately $0.6 million. The positive cash flow from operating activities was mainly due to the timing of working capital accounts.

Net cash used in investing activities—was approximately $55.0 thousand. This capital expenditure was primarily for leasehold improvements.

Net cash used in financing activities—was approximately $0.8 million. The cash was used to make routine payments totaling $0.4 million for our Senior debt obligations, $0.4 million for other debt.

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

Off-Balance Sheet Arrangements

Guarantee

The Company subleased five facilities located in Ohio to the Aspire Sublessees, formerly affiliated with MSTC Development Inc., pursuant to the Aspire Subleases, whereby the Aspire Sublessees took possession of, and commenced operating, the Aspire Facilities as subtenant. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at March 31, 2024. For further information see Note 6 – Leases, to the consolidated financial statements included in Part I, Item 1 herein and also and Note 6 – Leases included in Part II, Item 8 of the Annual Report.

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

There are no material changes to the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

NYSE American Listing

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

Trading Arrangement

During the first quarter of 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K of the Securities Act of 1933, as amended).

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective July 3, 2023	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on July 6, 2023

3.2	Amended and Restated Bylaws of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

3.2(a)	Amendment No. 1 to Amended and Restated Bylaws of Regional Health Properties, Inc., effective June 27, 2023	Incorporated by reference to Exhibit 3.6 of the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4 (Reg. No. 333-269750) filed on June 28, 2023

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	May 15, 2024	/s/ Brent Morrison
Brent Morrison
Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 15, 2024	/s/ Paul O'Sullivan
Paul O'Sullivan
Senior Vice President (Principal Financial Officer)