Form 10-Q
period 2024-06-30
REGIONAL HEALTH PROPERTIES, INC
filed 2024-08-13
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 09, 2024 the registrant had 1,904,028 shares of common stock, no par value, outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000's)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Property and equipment, net	$39,866	$40,398
Asset held for sale, net	4,851	4,939
Cash	679	953
Restricted cash	2,895	3,231
Accounts receivable, net of allowances of $2,082 and $2,040	1,817	1,403
Prepaid expenses and other	894	609
Notes receivable	1,020	1,044
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	77	87
Right-of-use operating lease assets	2,352	2,556
Goodwill	1,585	1,585
Lease deposits and other deposits	4	4
Straight-line rent receivable	2,809	2,901
Total assets	$61,320	$62,181
LIABILITIES AND EQUITY (DEFICIT)
Senior debt, net	$39,796	$40,401
Debt related to asset held for sale, net	3,388	3,454
Bonds, net	5,848	5,991
Other debt, net	1,213	889
Accounts payable	3,615	2,493
Accrued expenses	4,323	4,060
Operating lease obligation	2,693	2,917
Other liabilities	1,861	1,791
Total liabilities	62,737	61,996

Stockholders' (deficit) equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,915 shares issued and 1,904 shares outstanding at June 30, 2024; and 1,850 shares issued and 1,839 shares outstanding at December 31, 2023	63,125	63,059
Preferred stock, no par value; 5,000 shares authorized (including amounts authorized for Series A and Series B); shares issued and outstanding designated as follows:
Preferred stock, Series A, no par value; 560 shares authorized, issued and outstanding at June 30, 2024 and December 31, 2023, with a redemption amount $426 at June 30, 2024 and December 31, 2023	426	426
Preferred stock, Series B, no par value; 2,812 shares authorized; 2,252 shares issued and outstanding at June 30, 2024 and December 31, 2023, with a redemption amount $18,602 at June 30, 2024 and December 31, 2023	18,602	18,602
Accumulated deficit	(83,570)	(81,902)
Total stockholders' (deficit) equity	(1,417)	185
Total liabilities and stockholders' equity (deficit)	$61,320	$62,181

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000's, except share and earnings per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Patient care revenues	$2,525	$2,526	$4,834	$4,442
Rental revenues	1,800	1,722	3,617	3,430
Management fees	—	247	—	525
Other revenues	—	103	—	107
Total revenues	4,325	4,598	8,451	8,504
Expenses:
Patient care expense	2,183	1,969	4,283	4,290
Facility rent expense	149	149	297	297
Cost of management fees	—	146	—	286
Depreciation and amortization	514	702	1,025	1,212
General and administrative expense	1,229	1,422	2,860	2,954
Credit loss expense	36	24	65	40
Total expenses	4,111	4,412	8,530	9,079
Income (loss) from operations	214	186	(79)	(575)
Other expense:
Interest expense, net	669	679	1,344	1,359
Other expense, net	251	192	245	742
Total other expense, net	920	871	1,589	2,101
Net loss	$(706)	$(685)	$(1,668)	$(2,676)
Preferred stock dividends-gain on extinguishment	—	43,395	—	43,395
Net income (loss) attributable to Regional Health Properties, Inc. common stockholders	$(706)	$42,710	$(1,668)	$40,719
Net income (loss) per share of common stock attributable to Regional Health Properties, Inc.
Basic:	$(0.38)	$22.68	$(0.91)	$21.74
Diluted:	$(0.38)	$22.68	$(0.91)	$21.73
Weighted average shares of common stock outstanding:
Basic:	1,846,885	1,883,028	1,842,957	1,872,636
Diluted:	1,846,885	1,883,253	1,842,957	1,873,489

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Amounts in 000's)

(Unaudited)

	Shares of Common Stock Outstanding	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock A, no par value	Preferred Stock B, no par value	Accumulated Deficit	Total
Balances, January 1, 2024	1,839	560	2,252	(11)	$63,059	$426	$18,602	$(81,902)	$185
Stock-based compensation	—	—	—	—	43	—	—	—	43
Net loss	—	—	—	—	—	—	—	(962)	(962)
Balances, March 31, 2024	1,839	560	2,252	(11)	$63,102	$426	$18,602	$(82,864)	$(734)
Stock-based compensation	—	—	—	—	23	—	—	—	23
Restricted stock issuance	65	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(706)	(706)
Balances, June 30, 2024	1,904	560	2,252	(11)	$63,125	$426	$18,602	$(83,570)	$(1,417)

	Shares of Common Stock Outstanding	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock A, no par value	Preferred Stock B, no par value	Accumulated Deficit	Total
Balances, January 1, 2023	1,784	2,812	—	(9)	$62,702	$62,423	$—	$(121,409)	$3,716
Stock-based compensation	—	—	—	—	81	—	—	—	81
Restriced stock issuance	99	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(1,992)	(1,992)
Balances, March 31, 2023	1,883	2,812	—	(9)	$62,783	$62,423	$—	$(123,401)	$1,805
Extinguishment of Series A Preferred Stock	—	(2,252)	—	—	—	(61,997)	—	—	(61,997)
Exchange of Series A to Series B	—	—	2,252	—	—	—	18,602	43,395	61,997
Stock-based compensation	—	—	—	—	155	—	—	—	155
Forfeitures of stock-based awards	—	—	—	(2)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(685)	(685)
Balances, June 30, 2023	1,883	560	2,252	(11)	$62,938	$426	$18,602	$(80,691)	$1,275

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,668)	$(2,676)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,025	1,212
Stock-based compensation expense	66	236
Rent expense less than cash paid	(20)	(11)
Rent revenue in excess of cash received	(263)	(236)
Amortization of deferred financing costs, debt discounts and premiums	37	37
Bad debt expense	65	40
Changes in operating assets and liabilities:
Accounts receivable	(123)	3,512
Prepaid expenses and other assets	530	797
Accounts payable and accrued expenses	1,383	(460)
Other liabilities	70	504
Net cash provided by operating activities	1,102	2,955
Cash flows from investing activities:
Purchase of property and equipment	(395)	(854)
Net cash used in investing activities	(395)	(854)
Cash flows from financing activities:
Payment of senior debt	(688)	(624)
Payment of other debt	(612)	(504)
Debt extinguishment and issuance costs	(17)	(17)
Net cash used in financing activities	(1,317)	(1,145)
Net change in cash and restricted cash	(610)	956
Cash and restricted cash, beginning	4,184	3,909
Cash and restricted cash, ending	$3,574	$4,865

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash interest paid	$1,355	$1,312
Supplemental disclosure of non-cash activities:
Vendor-financed insurance	$712	$962
Exchange of preferred stock Series A to Series B	$—	$18,602
Gain on extinguishment of preferred stock	$—	$43,395
Cavalier Management	$78	$—

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2024

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

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulation S-X. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2023 audited consolidated financial statements and notes thereto, which are included in the 2023 Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on April 1, 2024.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassifications

Certain reclassifications have been made to the amounts reported in the prior period in order to conform to the current period's presentation. A reclassification has been made to certain expenses reported on the consolidated statements of operations in the prior period in order to conform to the current period's presentation. The reclassifications had no material effect on earnings per share.

Revenue Recognition and Allowances

Patient Care Revenue. Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, requires a company to recognize revenue when the company transfers control of promised goods and services to a customer. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. Revenue from our Healthcare Services business segment is derived from services rendered to patients in the Meadowood and Glenvue facilities. The Company receives payments from the following sources for services rendered in our facilities: (i) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services ("CMS"); (ii) state governments under their respective Medicaid and similar programs; (iii) commercial insurers; and (iv) individual patients and clients. The vast majority (greater than 90%) of the revenue the Company has recognized is from government sources. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and other price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. These amounts are due from residents or third-party payors and include variable consideration for retroactive adjustments from estimated reimbursements, if any, under reimbursement programs. Performance obligations, such as providing room and board, wound care, intravenous drug therapy, physical therapy, and quality of life activities amongst others, are determined based on the nature of the services provided are determined based on the nature of the services provided. Estimated uncollectible amounts due from patients are generally considered implicit price concessions that are a direct reduction to net patient care revenues.

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

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	June 30, 2024	December 31, 2023
Gross receivables
Real Estate Services	$1,015	$693
Healthcare Services	2,884	2,750
Subtotal	3,899	3,443
Allowance
Real Estate Services	—	—
Healthcare Services	(2,082)	(2,040)
Subtotal	(2,082)	(2,040)
Accounts receivable, net of allowance	$1,817	$1,403

Assets Held for Sale and Discontinued Operations

The Company may decide to sell properties that are held for use. The Company records these properties as assets held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Assets classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell, an impairment expense is recognized. The Company estimates fair value, less estimated closing costs, based on similar real estate sales transactions. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 and 3 inputs. Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See Note 5 for additional details on assets held for sale as of June 30, 2024 and December 31, 2023. Any debt related to assets held for sale or sold during the period are classified as debt related to assets held for sale for the current and prior periods presented in the accompanying consolidated financial statements.

Assets held for sale are presented as discontinued operations in all periods presented if the disposition represents a strategic shift that has, or will have, a major effect on the Company's financial position or results of operations. This includes the net gain (or loss) upon disposal of property held for sale, the property's operating results, depreciation and interest expense.

In June 2024, the Company, with the support of its Board of Directors, committed to a plan of action to sell the Mt. Trace Property Holdings (Mt. Trace Property”), with a sale probable and subject to customary approvals. As a result, the Company’s management determined that the criteria under GAAP for the Mt. Trace Property to be classified as held for sale were met.

Prepaid Expenses and Other

As of June 30, 2024 and December 31, 2023, the Company had approximately $0.9 million and $0.6 million , respectively, in prepaid expenses and other; the $0.3 million increase is related to insurance for the Meadowood and Glenvue facility operations, while the other amounts are predominantly for directors' and officers' insurance, NYSE American annual fees, and mortgage insurance premiums.

Accounts Payable

The following table presents the Company's Accounts payable for the periods presented:

(Amounts in 000’s)	June 30, 2024	December 31, 2023
Accounts Payable
Real Estate Services	$1,862	$751
Healthcare Services	1,753	1,742
Total Accounts Payable	$3,615	$2,493

Other Liabilities

As of June 30, 2024 and December 31, 2023, the Company had approximately $1.9 million and $1.8 million, respectively in Other liabilities, consisting of security lease deposits and sublease improvement funds.

Other Expense, net

The Company had retained a law firm to evaluate and assist with opportunities to improve the Company's capital structure. See Note 2 – Series A Preferred Exchange Offer.

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or finance lease. As of June 30, 2024, the Company's leased facility is accounted for as an operating lease. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

The Company assesses any new contracts or modification of contracts in accordance with ASC 842, Leases, to determine the existence of a lease and its classification. We are reporting revenues and expenses for real estate taxes and insurance where the lessee has not made those payments directly to a third party in accordance with their respective leases with us.

Insurance

We maintain general liability, professional liability, and other insurance policies in amounts and with coverage and deductibles we believe are appropriate, based on the nature and risks of our business, historical experience, availability, and industry standards, including for the operations at the Glenvue and Meadowood facilities. Our current policies provide for deductibles for each claim and contain various exclusions from coverage. The Company has self-insured against professional and general liability claims related to its healthcare operations that were discontinued during 2014 and 2015 in connection with its transition from an owner and operator of healthcare properties to a healthcare property holding and leasing company (the "Transition"). For further information, see Note 12 – Commitments and Contingencies, and Note 12 – Commitments and Contingencies, to the consolidated financial statements for the year ended December 31, 2023 for more information. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company's estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 8 – Accrued Expenses. In addition, the Company maintains certain other insurance programs, including commercial general liability, property, casualty, directors' and officers' liability, crime, and employment practices liability.

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

Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

	June 30,
(Share amounts in 000’s)	2024	2023
Stock options	33	13
Warrants - employee	32	32
Warrants - non employee	—	1
Total anti-dilutive securities	65	46

The weighted average contractual terms in years for these securities as of June 30, 2024, with no intrinsic value, are 6.4 years for the stock options and 0.5 years for the warrants.

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

NOTE 2. LIQUIDITY

Overview

The Company intends to pursue measures to grow its operations, sell non-core assets, streamline its cost infrastructure and otherwise increase liquidity, including: (i) refinancing or repaying debt to reduce interest costs and mandatory principal repayments, with such repayment to be funded through potentially expanding borrowing arrangements with certain lenders; (ii) increasing future lease revenue through acquisitions and investments in existing properties; (iii) strategically dispose of facilities for operational improvements or to take advantage of high sales prices; (iv) modifying the terms of existing leases; (v) replacing certain tenants who default on their lease payment terms; and (vi) reducing other and general and administrative expenses.

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, cash flows from investing and debt refinancing during the twelve months following the date of this filing. The Company has committed to a plan to sell the Mt. Trace Property to increase cash available for operations and future investments. At June 30, 2024, the Company had $0.7 million in unrestricted cash and $1.8 million of net accounts receivable, mainly consisting of patient accounts receivable and rent receivables.

During the six months ended June 30, 2024, the Company's cash provided by operating activities was $1.1 million primarily due to the timing of accounts payable and accrued expense payments. The Company is seeking collection of the past due rent. In addition, management is working to expedite the time it takes to collect and receive aged patient receivables. Cash flow from operations in the future will be based on the operational performance of the facilities under the company's management, Glenvue and Meadowood.

Series A Preferred Stock Exchange Offer ("Exchange Offer")

In early 2020, the Company began ongoing efforts to investigate alternatives to retire or refinance our outstanding Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise.

On June 30, 2023, the Company closed the Company’s offer to exchange (the “Exchange Offer”) any and all outstanding shares of the Company’s 10.875% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Stock”) for newly issued shares of the Company’s Series B Preferred Stock. In connection with the completion of the Exchange Offer and the implementation of the Series A Charter Amendments and the Series B Charter Amendments, the liquidation preference of the Series A Preferred Stock was reduced, accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and future dividends on the Series A Preferred Stock were eliminated. As a result, $50.4 million in accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and, as of June 30, 2024, there are no accumulated and unpaid dividends on the Series A Preferred Stock. For further information regarding the Exchange Offer, Series A Charter Amendments and Series B Charter Amendments, see Note 10 – Common and Preferred Stock.

Costs associated with these efforts have been expensed as incurred in “Other expense, net” and there were no expenses incurred for the six months ended June 30, 2024 and there were $0.5 million for the six months ended June 30, 2023.

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

Debt

As of June 30, 2024, the Company had $50.2 million in indebtedness, net of $0.9 million deferred financing costs and $0.1 million in unamortized discounts. The Company anticipates net principal repayments of approximately $2.4 million during the next twelve-month period, approximately $1.6 million of routine debt service amortization, $0.6 million of insurance financing amortization, and $0.2 million payment of bond debt.

Debt Covenant Compliance

At June 30, 2024, the Company was in compliance with the various financial and administrative covenants under the Company's outstanding credit related instruments with the exception of a noticed default under one USDA loan. The Company is working with the USDA lender to get back into compliance with the loan documents.

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

NOTE 3. CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	June 30, 2024	December 31, 2023
Cash	$679	$953

Restricted cash:
Cash collateral	$57	$159
HUD and other replacement reserves	2,055	2,125
Escrow deposits	466	630
Restricted investments for debt obligations	317	317
Total restricted cash	2,895	3,231

Total cash and restricted cash	$3,574	$4,184

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

NOTE 4. PROPERTY AND EQUIPMENT

The following table sets forth the Company's property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	June 30, 2024	December 31, 2023
Buildings and improvements	5-40	$59,914	$59,508
Equipment and computer related	2-10	1,124	1,187
Land (1)	—	2,774	2,774
Property and equipment		63,812	63,469
Less: accumulated depreciation		(23,946)	(23,071)
Property and equipment, net		$39,866	$40,398
(1)
Includes $0.1 million of land improvements with an average estimated useful remaining life of approximately 4.5 years as of June 30, 2024.

The following table summarizes total depreciation and amortization expense three and six and months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2024	2023	2024	2023
Depreciation	$406	$593	$809	$993
Amortization	108	109	216	219
Total depreciation and amortization expense	$514	$702	$1,025	$1,212

NOTE 5. ASSETS HELD FOR SALE

The following table sets forth the Company's asset held for sale:

(Amounts in 000’s)	Estimated Useful Lives (Years)	June 30, 2024	December 31, 2023
Buildings and improvements	5-40	$7,225	$7,225
Less: accumulated depreciation		(2,374)	(2,286)
Asset held for sale, net		$4,851	$4,939

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and Goodwill consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment) (1)	Bed Licenses - Separable (2)	Lease Rights	Total	Goodwill (2)
Balances, December 31, 2023
Gross	$14,276	$2,471	$176	$16,923	$1,585
Accumulated amortization	(4,997)	—	(89)	(5,086)	—
Net carrying amount	$9,279	$2,471	$87	$11,837	$1,585
Balances, June 30, 2024
Gross	$14,276	$2,471	$176	$16,923	$1,585
Accumulated amortization	(5,203)	—	(99)	(5,302)	—
Net carrying amount	$9,073	$2,471	$77	$11,621	$1,585
(1)
Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 4 – Property and Equipment).
(2)
The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

The following table summarizes amortization expense for the three and six and months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2024	2023	2024	2023
Bed licenses	$102	$103	$206	$207
Lease rights	6	6	10	12
Total amortization expense	$108	$109	$216	$219

Expected amortization expense for the years ending December 31, for all definite-lived intangibles, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2024 (6 months remaining)	$207	$9
2025	414	18
2026	414	18
2027	414	18
2028	414	14
Thereafter	7,210	—
Total expected amortization expense	$9,073	$77

NOTE 7. LEASES

Operating Leases

As of June 30, 2024 and December 31, 2023, the Company leases one Skilled Nursing Facility ("SNF") in Covington, Ohio under a non-cancelable lease, which has rent escalation clauses and provisions for payments of real estate taxes, insurance, and maintenance costs. The remaining lease term for the Covington facility is approximately 4.8 years as of June 30, 2024. The Company subleases the Covington facility to a third party.

The Company also leased certain office space located in Suwanee, Georgia through the termination date of June 30, 2023. Effective July 1, 2023, the Company signed a sublease for 2,000 sq ft of office space in Atlanta, Georgia. The sublease expires on July 31, 2025.

As of June 30, 2024, the Company is in compliance with all operating lease financial covenants.

Future Minimum Lease Payments

Future minimum lease payments for the twelve months ending December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2024 (6 months remaining)	$341	$(8)	$333
2025	672	(53)	619
2026	658	(98)	560
2027	671	(144)	527
2028	685	(188)	497
Thereafter	230	(73)	157
Total	$3,257	$(564)	$2,693
(1)
Weighted average discount rate 7.98%.

Facilities Lessor

As of June 30, 2024, the Company was the lessor of 9 of its 11 owned facilities, and the sublessor of one facility. These leases are triple net basis leases, meaning that the lessee (i.e., the third-party tenant of the property) is obligated for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments to the Company. The weighted average remaining lease term for our 10 owned and subleased out facilities is approximately 5.0 years.

Future Minimum Lease Receivables

Future minimum lease receivables for the twelve months ending December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000's)
2024 (6 months remaining)	$3,306
2025	6,696
2026	6,801
2027	6,909
2028	6,758
Thereafter	8,227
Total	$38,697

For further details regarding the Company's leased and subleased facilities to third-party operators, including a full summary of the Company's leases to third-parties and which comprise the future minimum lease receivables of the Company, see Note 6 -

Leases and Leasing Transactions in Part I, Item 1, Financial Statements and Supplementary Data, included in the Annual Report.

NOTE 8. ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	June 30, 2024	December 31, 2023
Accrued employee benefits and payroll-related	$294	$255
Real estate and other taxes (1)	3,202	3,077
Self-insured reserve	68	61
Accrued interest	180	225
Unearned rental revenue	—	98
Insurance escrow	136	—
Other accrued expenses (2)	443	344
Total accrued expenses	$4,323	$4,060
(1)
June 30, 2024 includes approximately $0.7 million of bed taxes in arrears related to the Wellington Transition in 2020 as well as $2.1 million related to our own dates of operation under the Healthcare Services segment and approximately $0.4 million property tax accrual for the Real Estate segment. December 31, 2023 includes approximately $0.7 million of bed taxes in arrears related to the Wellington Transition in 2020 as well as $1.9 million related to our own dates of operation under the Healthcare Services segment and approximately $0.5 million property tax accrual for the twelve months ended December 31, 2023 for the Real Estate segment.
(2)
As of June 30, 2024 and December 31, 2023, the remaining escheatment liabilities for discontinued operations are $0.3 million and are included in other accrued expenses.

NOTE 9. SENIOR DEBT AND OTHER DEBT

See Note 8 – Notes Payable and Other Debt in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report for a detailed description of all the Company's debt facilities.

Senior Debt and other debt consists of the following:

(Amounts in 000’s)	June 30, 2024	December 31, 2023
Senior debt—guaranteed by HUD	$28,566	$28,979
Senior debt—guaranteed by USDA (1)	7,113	7,259
Senior debt—guaranteed by SBA (2)	547	557
Senior debt—bonds	5,970	6,117
Senior debt—other mortgage indebtedness	7,866	8,001
Other debt	1,213	889
Subtotal	51,275	51,802
Deferred financing costs	(920)	(954)
Unamortized discount on bonds	(110)	(113)
Senior debt and other debt	$50,245	$50,735
(1)
U.S. Department of Agriculture (USDA)
(2)
U.S. Small Business Administration (SBA)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		June 30, 2024	December 31, 2023
Senior debt - guaranteed by HUD (2)
The Pavilion Care Center	Newpoint Capital	12/01/2039	Fixed	3.97%	$783	$801
Hearth and Care of Greenfield	Newpoint Capital	8/01/2050	Fixed	3.97%	1,889	1,909
Woodland Manor	Newpoint Capital	11/01/2052	Fixed	3.97%	4,845	4,891
Glenvue	Newpoint Capital	10/01/2044	Fixed	3.75%	6,964	7,077
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	6,056	6,154
Georgetown	Newpoint Capital	10/01/2046	Fixed	2.98%	3,072	3,120
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	4,957	5,027
Total					$28,566	$28,979
Senior debt - guaranteed by USDA (3)
Mountain Trace (4)	Community B&T	12/24/2036	Prime + 1.75%	10.25%	$3,470	$3,539
Southland	Cadence Bank, NA	07/27/2036	Prime + 1.50%	10.00%	3,643	3,720
Total					$7,113	$7,259
Senior debt - guaranteed by SBA
Southland (5)	Cadence Bank, NA	07/27/2036	Prime + 2.25%	10.75%	547	$557
Total					$547	$557

(1)
Represents interest rates as of June 30, 2024 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which are approximately 0.13% per annum.
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
(4)
Represents debt liability related to asset held for sale (see Note 5 – Assets Held for Sale).
(5)
For one SNF, commonly known as Southland, the Company has a term loan with a financial institution, which is insured 75% by the SBA.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		June 30, 2024	December 31, 2023
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$5,970	$6,117
(1)
Represents cash interest rates as of June 30, 2024. The rates exclude amortization of deferred financing of approximately 0.10% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		June 30, 2024	December 31, 2023
Senior debt - other mortgage indebtedness
Meadowood (2)	Exchange Bank of Alabama	10/01/2026	Fixed	4.50%	$3,195	$3,237
Coosa (3)	Exchange Bank of Alabama	10/10/2026	Fixed	3.95%	4,671	4,764
Total					$7,866	$8,001
(1)
Represents cash interest rates as of June 30, 2024 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.34% per annum.
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

(Amounts in 000’s)
Lender	Maturity	Interest Rate		June 30, 2024	December 31, 2023
Other debt
First Insurance Funding (1)	Various 2024	Fixed	7.75%	$640	$369
Key Bank (2)	08/25/2025	Fixed	0.00%	495	495
Marlin Capital Solutions	06/1/2027	Fixed	5.00%	18	25
Cavalier Management	3/1/2025	Fixed	6.00%	60	—
Total				$1,213	$889
(1)
Annual Insurance financing primarily for the Company's directors and officers insurance.
(2)
On December 30, 2022, Key Bank and the Company extended the maturity date from August 25, 2023 to August 25, 2025.

Debt Covenant Compliance

As of June 30, 2024, the Company had 17 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements, whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

As of June 30, 2024, the Company was in compliance with the various financial and administrative covenants under the Company's outstanding credit related instruments with the exception of a noticed default under one USDA loan. The Company is working with the USDA lender to get back into compliance with the loan documents.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of June 30, 2024 for each of the next five years and thereafter.

For the Twelve Months Ended December 31,	(Amounts in 000’s)
2024 (6 months remaining)	$1,189
2025	2,503
2026	8,829
2027	1,560
2028	1,657
Thereafter	35,537
Subtotal	$51,275
Less: unamortized discounts	(110)
Less: deferred financing costs, net	(920)
Total notes and other debt	$50,245

NOTE 10. COMMON AND PREFERRED STOCK

Common Stock

As of June 30, 2024, the Company had 55,000,000 shares of Common Stock authorized and 1,914,908 shares issued and 1,904,028 shares outstanding. There were no dividends declared or paid on the common stock during the three and six months ended June 30, 2024 and 2023.

Preferred Stock

As of June 30, 2024, the Company had 5,000,000 shares of Preferred Stock authorized and 2,811,535 shares issued and outstanding.

Series A Preferred Stock

On June 27, 2023, certain Preferred Series A Charter Amendments were approved at the Special Meeting to (i) reduce the liquidation preference of the Series A Preferred Stock to $5.00 per share, (ii) eliminate accumulated and unpaid dividends on the Series A Preferred Stock, (iii) eliminate dividends on the Series A Preferred Stock, (iv) eliminate penalty events and the right of holders of Series A Preferred Stock to elect directors upon the occurrence of a penalty event, (v) reduce the redemption price of the Series A Preferred Stock in the event of an optional redemption to $5.00 per share, (vi) reduce the redemption price of the Series A Preferred Stock in the event of a “change of control” to $5.00 per share and (vii) change the voting rights of holders of Series A Preferred Stock when voting as a single class with any other class or series of stock to one vote per $5.00 liquidation preference.

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

On June 30, 2023, in connection with the closing of the Exchange Offer, 2,252,272 shares of Series A Preferred Stock were retired and exchanged for 2,252,272 shares of Series B Preferred Stock. There were no dividends declared or paid on the Series A Preferred Stock for the six months ended June 30, 2024.

As of June 30, 2024, the Company had 559,263 shares of Series A Preferred Stock issued and outstanding. There are no dividends associated with our Series A Preferred Stock effective June 27, 2023.

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

As of June 30, 2024, the Company had 2,252,272 shares of Series B Preferred Stock issued and outstanding. There were no dividends declared or paid on the Series B Preferred Stock for the three and six months ended June 30, 2024 and 2023.

NOTE 11. STOCK BASED COMPENSATION

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

As of June 30, 2024, the number of securities remaining available for future issuance under the 2023 Plan is 136,000.

For the three and six months ended June 30, 2024 and 2023, the Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2024	2023	2024	2023
Employee compensation:
Stock compensation expense	$23	$155	$66	$236
Forfeitures of stock based awards	—	—	—	—
Total employee stock-based compensation expense	$23	$155	$66	$236

Restricted Stock

The following table summarizes the Company's restricted stock activity for the six months ended June 30, 2024:

	Number of Shares (000's)	Weighted Avg. Grant Date (per Share) Fair Value
Unvested, December 31, 2023	80	$5.27
Granted	65	$2.18
Vested	(43)	$6.67
Unvested, June 30, 2024	102	$2.70

There were 65,000 restricted stock awards granted during the six months ended June 30, 2024, which will vest in three equal annual installments starting on June 19, 2025. The unvested shares at June 30, 2024 will vest over the next 2.4 years with $243 thousand in compensation expense recognized over this period.

Common Stock Options

The following summarizes the Company's employee and non-employee stock option activity for the six months ended June 30, 2024:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2023	33	$14.84	6.9	$—
Granted	24	$2.03
Outstanding, June 30, 2024	57	$9.41	7.7	$1.0
Outstanding and Vested, June 30, 2024	44	$11.55	7.2	$—

A stock option to purchase 24,000 shares of common stock was granted under our 2023 Plan to an employee with an exercise price of $2.03 in January 2024. The weighted average fair value of the option granted was $1.76 and was estimated using the Black-Scholes option-pricing model with the following assumptions: (i) expected term of 5.27 years, (ii) risk free interest rate of 3.81%, (iii) dividend yield of 0.0%, and (iv) expected volatility of 127.14%.The remaining unvested shares at June 30, 2024 will vest over the next 0.5 years with $11 thousand in compensation expense recognized over this period.

The following summary information reflects stock options outstanding, vested, and related details as of June 30, 2024:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested, June 30, 2024	Weighted Average Exercise Price
$2.03 - $3.32	48	9.0	$2.68	35	$2.91
$46.80	9	0.5	$46.80	9	$46.80
Total	57	7.7	$9.41	44	$11.55

Common Stock Warrants

The following summarizes the Company's warrant activity for the six months ended June 30, 2024:

	Outstanding and Exercisable
	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2023	32	$52.50	1.0	$—
Granted	—	$—
Expired	—	$—
Outstanding, June 30, 2024	32	$52.50	0.5	$—
Outstanding and Vested, June 30, 2024	32	$52.50	0.5	$—

No warrants were granted during the six months ended June 30, 2024. All outstanding warrants are vested, and the Company has no unrecognized compensation expense related to common stock warrants as of June 30, 2024.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of June 30, 2024, all of the Company's facilities operated by Regional or leased and subleased to third-party operators are certified by CMS and are operational. See Note 7 - Leases.

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

As of June 30, 2024, the Company has been named in three lawsuits pertaining to facilities it transitioned operations to other entities as a lessor in 2015. Even though the residents were not part of our dates of service as the operator of the buildings, the lawsuits claim the Company knew the new operator had a history of providing poor patient care and therefore should not have leased or sold the premises to the new operator. We do not believe there is any basis in law or fact to hold the previous operator/ lessor liable, and as a result management has concluded that the likelihood of a material adverse result should be remote. Despite our confidence in our legal position, we have to acknowledge that jurors sometimes follow sympathy rather than the law. One of the three cases is scheduled to go to trial in November 2024.

NOTE 13. SEGMENT RESULTS

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

The table below presents the results of operations for our reporting segments for the periods presented.

	Three Months Ended June 30,			Three Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2024	2024	2024	2023	2023	2023	2024	2024	2024	2023	2023	2023
(Amounts in 000’s)	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total
Revenues:
Patient care revenues	$—	$2,525	$2,525	$—	$2,526	$2,526	$—	$4,834	$4,834	$—	$4,442	$4,442
Rental revenues	1,800	—	1,800	1,722	—	1,722	3,617	—	3,617	3,430	—	3,430
Management fees	—	—	—	247	—	247	—	—	—	525	—	525
Other revenues	—	—	—	103	—	103	—	—	—	107	—	107
Total revenues	1,800	2,525	4,325	2,072	2,526	4,598	3,617	4,834	8,451	4,062	4,442	8,504
Expenses:
Patient care expense	—	2,183	2,183	—	1,969	1,969	—	4,283	4,283	—	4,290	4,290
Facility rent expense	149	—	149	149	—	149	297	—	297	162	135	297
Cost of management fees	—	—	—	—	146	146	—	—	—	—	286	286
Depreciation and amortization	384	130	514	579	123	702	770	255	1,025	965	247	1,212
General and administrative expense	871	358	1,229	1,266	156	1,422	2,136	724	2,860	2,587	367	2,954
Credit loss expense	—	36	36	—	24	24	—	65	65	—	40	40
Total expenses	1,404	2,707	4,111	1,994	2,418	4,412	3,203	5,327	8,530	3,714	5,365	9,079
Income (loss) from operations	396	(182)	214	78	108	186	414	(493)	(79)	348	(923)	(575)
Other expense:
Interest expense, net	566	103	669	570	109	679	1,137	207	1,344	1,141	218	1,359
Other expense, net	86	165	251	192	—	192	64	181	245	524	218	742
Total other expense, net	652	268	920	762	109	871	1,201	388	1,589	1,665	436	2,101
Net loss	$(256)	$(450)	$(706)	$(684)	$(1)	$(685)	$(787)	$(881)	$(1,668)	$(1,317)	$(1,359)	$(2,676)

Total assets for the Real Estate Services segment and Healthcare Services segment were $48.5 million and $12.8 million, respectively, as of June 30, 2024.

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

Real Estate Portfolio

As of June 30, 2024, we had investments of approximately $67.5 million in eleven health care real estate properties and one leased property. We currently own eleven properties, consisting of nine skilled nursing facilities and two multi-service facilities. Nine facilities are pursuant to triple-net leases, one is managed by an external manager, and one is managed internally by the Company. The Company has one leased facility that is subleased pursuant to a triple-net lease.

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

Portfolio

The following table provides summary information regarding the number of facilities and related licensed beds/units as of June 30, 2024:

Location	Skilled Nursing Facilities	Multi Service Properties	Total Properties
Alabama (1)	1	1	2
Georgia	3	-	3
North Carolina	1	-	1
Ohio (2)	2	1	3
South Carolina	2	-	2
	9	2	11

Location	Skilled Nursing Beds/Units	Multi Service Beds/Units	Total Beds/Units
Alabama (1)	124	90	214
Georgia	395	-	395
North Carolina	106	-	106
Ohio (2)	112	194	306
South Carolina	180	-	180
	917	284	1,201

Location	Skilled Nursing Investment	Multi Service Investment	Total Investment
Alabama (1)	$9,613,199	$5,074,855	$14,688,054
Georgia	21,097,975	-	21,097,975
North Carolina	7,224,953	-	7,224,953
Ohio (2)	4,079,965	10,714,214	14,794,179
South Carolina	9,733,024	-	9,733,024
	$51,749,115	$15,789,070	$67,538,185

(1) Meadowood Retirement Village offers assisted living, memory care, and independent living and is therefore considered a multi-service campus.
(2) Eaglewood Village offers assisted living and Eaglewood Care Center offers skilled nursing. Both properties are co-located and are therefore considered a multi-service campus.

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation as of June 30, 2024:

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

For a more discussion of the above information, see Note 7 - Leases to the consolidated financial statements included in Part I, Item 1 herein. Additionally, see "Portfolio of Healthcare Investments" included in Part I, Item 1 "Business" in the Annual Report.

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

Operating Metric	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024
Occupancy (%)	66.7%	66.2%	66.2%	66.1%

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown as of December 31,:

		Licensed Beds		Annual Lease Revenue (2)
	Number of Facilities	Count	Percent (%)	Amount ($) '000's (1)	Percent (%)
2024	1	126	12.0%	516	7.5%
2025	0	-	0.0%	-	0.0%
2026	0	-	0.0%	-	0.0%
2027	0	-	0.0%	-	0.0%
2028	5	405	38.6%	2,761	39.9%
2029	1	106	10.1%	538	7.8%
2030	2	233	22.2%	2,103	30.4%
Thereafter	2	180	17.1%	995	14.4%
Total	11	1,050	100.0%	6,913	100.0%
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percent Change	2024	2023	Percent Change
Revenues:
Patient care revenues	$2,525	$2,526	(0.0)%	$4,834	$4,442	8.8%
Rental revenues	1,800	1,722	4.5%	3,617	3,430	5.5%
Management fees	—	247	(100.0)%	—	525	(100.0)%
Other revenues	—	103	(100.0)%	—	107	(100.0)%
Total revenues	4,325	4,598	(5.9)%	8,451	8,504	(0.6)%
Expenses:
Patient care expense	2,183	1,969	10.9%	4,283	4,290	(0.2)%
Facility rent expense	149	149	—	297	297	—
Cost of management fees	—	146	(100.0)%	—	286	(100.0)%
Depreciation and amortization	514	702	(26.8)%	1,025	1,212	(15.4)%
General and administrative expense	1,229	1,422	(13.6)%	2,860	2,954	(3.2)%
Credit loss expense (recovery)	36	24	50.0%	65	40	62.5%
Total expenses	4,111	4,412	(6.8)%	8,530	9,079	(6.0)%
Income (Loss) from operations	214	186	15.1%	(79)	(575)	(86.3)%
Other expense:
Interest expense, net	669	679	(1.5)%	1,344	1,359	(1.1)%
Other expense, net	251	192	30.7%	245	742	(67.0)%
Total other expense, net	920	871	5.6%	1,589	2,101	(24.4)%
Net loss	$(706)	$(685)	3.1%	$(1,668)	$(2,676)	(37.7)%

Three Months Ended June 30, 2024 and 2023

Patient care revenues—Patient care revenues for the Healthcare Services segment, as a result of the Company operating the Meadowood and the Glenvue Facilities, were $2.5 million for the three months ended June 30, 2024, compared with $2.5 million for the same period in 2023.

Rental revenues—Rental revenue for our Real Estate Services segment increased by approximately $0.1 million to $1.8 million for the three months ended June 30, 2024, compared with $1.7 million for the same period in 2023. The 4.5% increase is primarily due to the extension of the Greenfield lease and the increase in rent from the Springfield ALF facility.

Patient care expense—Patient care expense was $2.2 million for the three months ended June 30, 2024 compared with $2.0 million for the same period in 2023. The current period expense increase of $0.2 million was primarily due to increased staffing costs at the Meadowood and Glenvue facilities.

Facility rent expense—Facility rent was $0.1 million for the three months ended June 30, 2024, compared with $0.1 million for the same period in 2023.

Depreciation and amortization—Depreciation and amortization was $0.5 million for the three months ended June 30, 2024, compared with $0.7 million for the same period in 2023.

General and administrative expenses—General and administrative expenses were $1.2 million for the three months ended June 30, 2024, compared with $1.4 million for the same period in 2023. The difference is primarily from reduced corporate salaries resulting from fewer corporate employees and lower legal fees.

	Three Months Ended June 30,
(Amounts in 000’s)	2024	2023	Percent Change
General and administrative expenses:
Real Estate Services	$871	$1,266	(31.2)%
Healthcare Services	358	156	129.5%
Total	$1,229	$1,422	(13.6)%

Credit loss expense—Credit loss expense primarily represents reserves taken against patient Accounts Receivable at the Glenvue facility for the three months ended June 30, 2024 and for the same period in 2023.

Other expense, net—Other expense, net increased by approximately $0.1 million to $0.3 million for the three months ended June 30, 2024, compared with $0.2 million for the three months ended June 30, 2023. The difference is primarily due to legacy facility related expenses.

Six Months Ended June 30, 2024 and 2023

Patient care revenues—Patient care revenues for the Healthcare Services segment, as a result of the Company operating the Meadowood and the Glenvue Facilities, were $4.8 million for the six months ended June 30, 2024, compared with $4.4 million for the same period in 2023. The 8.8% increase is primarily due to the change in the Medicaid reimbursement rate paid for the Glenvue facility.

Rental revenues—Rental revenue for our Real Estate Services segment increased by approximately $0.2 million to $3.6 million for the six months ended June 30, 2024, compared with $3.4 million for the same period in 2023. The 5.5% increase is primarily due to the extension of the Greenfield lease and the increase in rent from the Southland facility.

Patient care expense—Patient care expense was flat year over year with $4.3 million for the six months ended June 30, 2024, compared with $4.3 million for the same period in 2023.

Facility rent expense—Facility rent was flat year over year with $0.3 million for the six months ended June 30, 2024, compared with $0.3 million for the same period in 2023.

Depreciation and amortization—Depreciation and amortization was mostly flat year over year with $1.0 million for the six months ended June 30, 2024, compared with $1.2 million for the same period in 2023.

General and administrative expenses—General and administrative expenses were $2.9 million for the six months ended June 30, 2024, compared with $3.0 million for the same period in 2023. The difference is primarily from the 2023 allocation of costs from general and administrative expense to cost of management fees and a reduction of corporate overhead.

	Six Months Ended June 30,
(Amounts in 000’s)	2024	2023	Percent Change
General and administrative expenses:
Real Estate Services	$2,136	$2,587	(17.4)%
Healthcare Services	724	367	97.3%
Total	$2,860	$2,954	(3.2)%

Credit loss expense—Credit loss expense primarily represents reserves taken against patient Accounts Receivable at the Glenvue facility for the six months ended June 30, 2024 and for the same period in 2023.

Other expense, net—Other expense, net decreased by approximately $0.5 million to $0.2 million for the six months ended June 30, 2024, compared with $0.7 million for the same period in 2023 . The prior year expenses were related to professional and legal services incurred for the preferred exchange and legacy facility related expenses.

NON-GAAP Financial Measures

The following table summarizes the Company's non GAAP financial measure of results based on EBITDA for the the three and six months ending June 30, 2024. EBITDA attributable to the Company's financial measure represents net income (loss) before interest expense (including amortization of deferred financing costs), amortization of stock-based compensation, and depreciation and amortization. Adjusted EBITDA represents EBITDA further adjusted to eliminate the impact of certain items that the Company does not consider indicative of core operating performance, such as recovery of previously reversed rent, lease termination revenue, property operating expenses, gains or losses from dispositions of real estate, real estate impairment charges, provision for loan losses, non-routine transaction costs, loss on extinguishment of debt, unrealized loss on other real estate related investments and provision for credit losses and lease restructuring, as applicable.

REGIONAL HEALTH PROPERTIES, INC.
RECONCILIATION OF NET(LOSS) INCOME TO NON-GAAP FINANCIAL MEASURES
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(706)	$(685)	$(1,668)	$(2,676)
Depreciation and amortization	514	702	1,025	1,212
Interest expense, net	669	679	1,344	1,359
Other expense, net	0	0	(18)	0
Amortization of employee stock compensation	24	155	66	235
EBITDA	501	851	749	130
Bad debt - increase in provision	36	24	65	49
Gain from write-off of liabilities and other credit balances from discontinued operations	165	(31)	177	(31)
Expenses related to preferred stock recapitalization	—	312	—	673
Other one-time costs	80	1	140	264
Project costs	25	89	65	168
Tail insurance on legacy facilities	79	127	152	255
One-time income adjustment - quality incentive program (1)	(147)	(453)	(98)	(403)
Adjusted EBITDA from operations	$739	$920	$1,250	$1,105
(1) Amounts represent adjustments needed for historical and estimated future amounts along with reconciling for timing differences.

Liquidity and Capital Resources

Overview

The Company intends to pursue measures to grow its operations, sell non-core assets, streamline its cost infrastructure, and otherwise increase liquidity, including: (i) refinancing or repaying debt to reduce interest costs and mandatory principal repayments, with such repayment to be funded through potentially expanding borrowing arrangements with certain lenders; (ii) increasing future lease revenue through acquisitions and investments in existing properties; (iii) strategically dispose of facilities for operational improvements or to take advantage of high sales prices; (iv) modifying the terms of existing leases; (v) replacing certain tenants who default on their lease payment terms; and (vi) reducing other and general and administrative expenses.

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, cash flows from investing and debt refinancing during the twelve months following the date of this filing. The Company has committed to a plan to sell the Mt. Trace Property to increase cash available for operations and future investments. At June 30, 2024, the Company had $0.7 million in unrestricted cash and 1.8 million of net accounts receivable, mainly consisting of patient accounts receivable and rent receivables.

During the six months ended June 30, 2024, the Company's net cash provided by operating activities was $1.1 million mainly due to the timing of accounts payable and accrued expense payments. Management anticipates collecting a portion of the past due rent after the filing date and is currently negotiating various methods to collect the remaining unpaid rent and notes receivable.

As of June 30, 2024, Regional recorded an estimated allowance of $2.1 million against a gross accounts receivable of $3.9 million.

As of June 30, 2024, the Company had $50.2 million in indebtedness, net of $1.0 million deferred financing, and unamortized discounts. The Company anticipates net principal repayments of approximately $2.4 million during the next twelve-month period, approximately $1.6 million of routine debt service amortization, $0.6 million of insurance financing amortization, and a $0.2 million payment of bond debt.

Series A Preferred Stock Exchange Offer

On June 30, 2023, the Company closed the Company’s offer to exchange (the “Exchange Offer”) any and all outstanding shares of the Company’s 10.875% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Stock”) for newly issued shares of the Company’s Series B Preferred Stock. In connection with the completion of the Exchange Offer and the implementation of the Series A Charter Amendments and the Series B Charter Amendments, the liquidation preference of the Series A Preferred Stock was reduced, accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and future dividends on the Series A Preferred Stock were eliminated. As a result, $50.4 million in accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and, as of June 30, 2024, there are no accumulated and unpaid dividends on the Series A Preferred Stock. For further information regarding the Exchange Offer, Series A Charter Amendments and Series B Charter Amendments, see Note 9 – Common and Preferred Stock. As of June 30, 2024, the Company has not redeemed any Series B Preferred Stock.

In early 2020, the Company began ongoing efforts to investigate alternatives to retire or refinance our outstanding Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise.

Costs associated with these efforts have been expensed as incurred in “Other expense, net” and there were no expenses incurred for the six months ended June 30, 2024 and there were $0.5 million for the six months ended June 30, 2023.

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

Debt Covenant Compliance

As of June 30, 2024, the Company was in compliance with the various financial and administrative covenants under the Company's outstanding credit related instruments with the exception of a noticed default under one USDA loan. The Company is working with the USDA lender to get back into compliance with the loan documents.

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

For additional information regarding the Company's liquidity, see Note 2 – Liquidity and Note 8 – Senior Debt and other debt, to the consolidated financial statements included in Part I, Item 1 herein.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the periods presented:

	Six Months Ended June 30,
(Amounts in 000’s)	2024	2023
Net cash provided by operating activities	$1,102	$2,955
Net cash used in investing activities	(395)	(854)
Net cash used in financing activities	(1,317)	(1,145)
Net change in cash and restricted cash	(610)	956
Cash and restricted cash at beginning of period	4,184	3,909
Cash and restricted cash, ending	$3,574	$4,865

Six Months Ended June 30, 2024

Net cash provided by operating activities—was approximately $1.1 million. The positive cash flow from operating activities was mainly due to the timing of working capital accounts.

Net cash used in investing activities—was approximately $0.4 million. This capital expenditure was primarily for leasehold improvements.

Net cash used in financing activities—was approximately $1.3 million. The cash was used to make routine payments totaling $0.7 million for our senior debt obligations, $0.6 million for other debt.

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

Off-Balance Sheet Arrangements

Guarantee

The Company subleased five facilities located in Ohio to the Aspire Sublessees, formerly affiliated with MSTC Development Inc., pursuant to the Aspire Subleases, whereby the Aspire Sublessees took possession of, and commenced operating, the Aspire Facilities as subtenant. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at June 30, 2024. For further information see Note 7 – Leases, to the consolidated financial statements included in Part I, Item 1 herein and also and Note 6 – Leases included in Part II, Item 8 of the Annual Report.

Critical Accounting Policies

We prepare our financial statements in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulation S-X. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, we review our judgments and estimates, including, but not limited to, those related to credit losses, income taxes, stock compensation, intangible assets and loss contingencies. We base our estimates on historical experience, business knowledge and on various other assumptions that we believe to be reasonable under the circumstances at the time. Actual results may vary from our estimates. These estimates are evaluated by management and revised as circumstances change.

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

Part II. Other Information

Item 1. Legal Proceedings.

The Company is a defendant in various legal actions and administrative proceedings arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to patients. Although the Company settles cases from time to time when settlement can be achieved on a reasonable basis, the Company vigorously defends any matter in which it believes the claims lack merit and the Company has a reasonable chance to prevail at trial or in arbitration. Litigation is inherently unpredictable. There is no assurance that the outcomes of these matters will not have a material adverse effect on the Company's financial condition. Although arising in the ordinary course of the Company's business, certain of these matters are described in "Note 12 - Commitments and Contingencies".

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

There are no material changes to the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 other than as set forth below.

Healthcare reform legislation impacts cannot accurately be predicted and could adversely affect our results of operations.

We and the healthcare operators leasing our properties depend on the healthcare industry and are susceptible to risks associated with healthcare reform. Legislative proposals are introduced each year that would introduce major changes in the healthcare system, both nationally and at the state level. For example, we believe that efforts may be made to, among other things, transition Federal payment programs further in the direction of value based care, but we cannot predict whether or in what form any of these measures may be enacted, or what effect they would have on our business or the businesses of our tenants if enacted. Efforts may also be made to reduce the age at which individuals become eligible for Medicare, which could have an adverse impact on our tenants because Medicare sometimes reimburses long term care providers at rates lower than those paid by commercial payors. In addition, the Biden Administration announced a focus on implementing minimum staffing requirements and increased inspections as part of nursing home reforms announced in the 2022 State of the Union Address. On April 22, 2024, CMS issued a final rule regarding minimum staffing requirements and increased inspections at nursing homes in order to establish comprehensive nurse staffing requirements. The rule consists of three core staffing requirements: (1) overall minimum standard of 3.48 total nurse staff hours per resident day; (2) minimum nurse staffing standards of 0.55 hours per resident day for registered nurses and 2.45 hours of care from a certified nurse’s aid per resident per day; and (3) a requirement to have a registered nurse onsite 24 hours a day, seven days a week. The rule includes a staggered implementation approach for which CMS will publish additional details on compliance as the implementation dates approach. The rule also includes possible waivers and temporary hardship exemptions for select facilities, however no funding for the additional staff will be provided. We are currently evaluating the impact of the rule, but believe the unfunded mandate to increase staff may have a material and adverse impact on the financial condition of our tenants. We cannot predict whether any future legislation related to staffing will be adopted or, if adopted, the impact such legislation may have on our tenants or our business.

Our tenants are subject to extensive federal, state and local laws and regulations affecting the healthcare industry that include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights and insurance, fraudulent or abusive behavior, labor and employment issues and financial and other arrangements that may be entered into by healthcare providers. See “Government Regulation” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024, for more information. If our tenants or operators fail to comply with the laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant operational changes. The cost to comply with these laws, regulations and other requirements results in increased costs of doing business for our tenants and operators. If our tenants are unable to offset these increased costs, the operating results and financial condition of our tenants will be adversely impacted and they may be unable to satisfy their rent obligations to us.

We believe that additional resources may be dedicated to regulatory enforcement, which could further increase our tenants’ costs of doing business and negatively impact their ability to pay their rent obligations to us. Changes in enforcement policies by federal and state governments have also resulted in a significant increase in inspection rates, citations of regulatory deficiencies and sanctions, including terminations from Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and criminal penalties. Our tenants and operators could be forced to expend considerable resources responding to an investigation, lawsuit or other enforcement action under applicable laws or regulations. Additionally, if our tenants’ residents do not have insurance, it could adversely impact the tenants’ ability to satisfy their obligation to us.

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

Trading Arrangement

During the second quarter of 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K of the Securities Act of 1933, as amended).

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

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	August 13, 2024	/s/ Brent Morrison
Brent Morrison
Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 13, 2024	/s/ Paul O'Sullivan
Paul O'Sullivan
Senior Vice President (Principal Financial Officer)