Form 10-Q
period 2024-09-30
REGIONAL HEALTH PROPERTIES, INC
filed 2024-11-19
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 19, 2024, the registrant had 1,879,249 shares of common stock, no par value, outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000's)

	September 30, 2024	December 31, 2023

	(Unaudited)
ASSETS
Property and equipment, net	$39,429	$40,398
Asset held for sale, net	4,851	4,939
Cash	497	953
Restricted cash	3,005	3,231
Accounts receivable, net of allowances of $2,186 and $2,040	2,034	1,403
Prepaid expenses and other	663	613
Notes receivable	594	1,044
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	74	87
Right-of-use operating lease assets	2,263	2,556
Goodwill	1,585	1,585
Straight-line rent receivable	2,594	2,901
Total assets	$60,060	$62,181
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Senior debt, net	$39,509	$40,401
Debt related to asset held for sale, net	3,354	3,454
Bonds, net	5,849	5,991
Other debt, net	945	889
Accounts payable	3,707	2,493
Accrued expenses	4,703	4,060
Operating lease obligation	2,592	2,917
Other liabilities	1,781	1,791
Total liabilities	62,440	61,996

Stockholders' (deficit) equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,890 shares issued and 1,879 shares outstanding at September 30, 2024; and 1,850 shares issued and 1,839 shares outstanding at December 31, 2023	63,144	63,059
Preferred stock, no par value; 5,000 shares authorized (including amounts authorized for Series A and Series B); shares issued and outstanding designated as follows:
Preferred stock, Series A, no par value; 560 shares authorized, issued and outstanding at September 30, 2024 and December 31, 2023, with a redemption amount $426 at September 30, 2024 and December 31, 2023	426	426
Preferred stock, Series B, no par value; 2,812 shares authorized; 2,252 shares issued and outstanding at September 30, 2024 and December 31, 2023, with a redemption amount $18,602 at September 30, 2024 and December 31, 2023	18,602	18,602
Accumulated deficit	(84,552)	(81,902)
Total stockholders' (deficit) equity	(2,380)	185
Total liabilities and stockholders' equity (deficit)	$60,060	$62,181

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000's, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Patient care revenues	$2,585	$2,136	$7,418	$6,577
Rental revenues	1,640	1,739	5,257	5,170
Management fees	—	263	—	788
Other revenues	—	—	—	107
Total revenues	4,225	4,138	12,675	12,642
Expenses:
Patient care expense	2,179	2,153	6,462	6,444
Facility rent expense	149	149	446	446
Cost of management fees	—	156	—	442
Depreciation and amortization	474	526	1,499	1,738
General and administrative expense	1,224	1,329	4,085	4,284
Credit loss expense	499	229	563	269
Total expenses	4,525	4,542	13,055	13,623
Loss from operations	(300)	(404)	(380)	(981)
Other (income) expense:
Interest expense, net	677	708	2,021	2,066
Other expense (income), net	5	(139)	249	603
Total other expense, net	682	569	2,270	2,669
Net loss	$(982)	$(973)	$(2,650)	$(3,650)
Preferred stock dividends - gain on extinguishment	—	—	—	43,395
Net profit (loss) attributable to Regional Health Properties, Inc. common stockholders	$(982)	$(973)	$(2,650)	$39,745
Net profit (loss) per share of common stock attributable to Regional Health Properties, Inc.
Basic:	$(0.52)	$(0.52)	$(1.42)	$21.18
Diluted:	$(0.52)	$(0.52)	$(1.42)	$21.18
Weighted average shares of common stock outstanding:
Basic:	1,904,028	1,883,028	1,863,314	1,876,138
Diluted:	1,904,028	1,883,028	1,863,314	1,876,138

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Amounts in 000's)

(Unaudited)

	Shares of Common Stock Outstanding	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Total	Common stock and additional paid-in capital	Preferred Stock A, no par value	Preferred Stock B, no par value	Accumulated Deficit	Total
Balances, January 1, 2024	1,839	560	2,252	(11)	4,640	$63,059	$426	$18,602	$(81,902)	$185
Stock-based compensation	—	—	—	—	—	43	—	—	—	43
Net loss	—	—	—	—	—	—	—	—	(962)	(962)
Balances, March 31, 2024	1,839	560	2,252	(11)	4,640	$63,102	$426	$18,602	$(82,864)	$(734)
Stock-based compensation	—	—	—	—	—	23	—	—	—	23
Restricted stock issuance	65	—	—	—	65	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(706)	(706)
Balances, June 30, 2024	1,904	560	2,252	(11)	4,705	$63,125	$426	$18,602	$(83,570)	$(1,417)
Stock-based compensation, net of forfeitures	—	—	—	—	—	19	—	—	—	19
Forfeitures of stock-based awards	(25)	—	—	—	(25)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(982)	(982)
Balances, September 30, 2024	1,879	560	2,252	(11)	4,680	$63,144	$426	$18,602	$(84,552)	$(2,380)

	Shares of Common Stock Outstanding	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Total	Common stock and additional paid-in capital	Preferred stock A, no par value	Preferred stock B, no par value	Accumulated Deficit	Total
Balance, January 31, 2023	1,784	2,812	—	(9)	4,587	$62,702	$62,423	$—	$(121,409)	$3,716
Restricted stock issuance	99	—	—	—	99	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	81	—	—	—	81
Net loss	—	—	—	—	—	—	—	—	(1,992)	(1,992)
Balances, March 31, 2023	1,883	2,812	—	(9)	4,686	$62,783	$62,423	$—	$(123,401)	$1,805
Extinguishment of Series A Preferred Stock		(2,252)	—	—	(2,252)	—	(61,997)	—	—	(61,997)
Exchange of Series A to Series B	—	—	2,252	—	2,252	—	—	18,602	43,395	61,997
Stock-based compensation, net of forfeitures	—	—	—	—	—	155	—	—	—	155
Forfeitures of stock-based awards		—	—	(2)	(2)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(685)	(685)
Balances, June 30, 2023	1,883	560	2,252	(11)	4,684	$62,938	$426	$18,602	$(80,691)	$1,275
Stock-based compensation	—	—	—	—	—	85	—	—	—	85
Net loss	—	—	—	—	—	—	—	—	(973)	(973)
Balances, September 30, 2023	1,883	560	2,252	(11)	4,684	$63,023	$426	$18,602	$(81,664)	$387

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,650)	$(3,650)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,499	1,738
Stock-based compensation expense	85	321
Rent expense less than cash paid	(32)	(18)
Rent revenue in excess of cash received	(330)	(298)
Amortization of deferred financing costs, debt discounts and premiums	56	56
Write off of straight-line receivable	164	—
Credit loss expense	563	269
Changes in operating assets and liabilities:
Accounts receivable	(327)	4,053
Prepaid expenses and other assets	115	1,157
Lease deposits and other deposits	—	(4)
Accounts payable and accrued expenses	1,855	(739)
Other liabilities	(8)	575
Net cash provided by operating activities	990	3,460
Cash flows from investing activities:
Purchase of property and equipment	(430)	(916)
Net cash used in investing activities	(430)	(916)
Cash flows from financing activities:
Payment of senior debt	(1,025)	(988)
Payment of other debt	(200)	(813)
Payment of debt extinguishment and issuance costs	(17)	(17)
Net cash used in financing activities	(1,242)	(1,818)
Net change in cash and restricted cash	(682)	726
Cash and restricted cash, beginning	4,184	3,909
Cash and restricted cash, ending	$3,502	$4,635

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash interest paid	$1,978	$2,004
Supplemental disclosure of non-cash activities:
Vendor-financed insurance	$711	$962
Exchange of preferred stock Series A to Series B	$—	$18,602
Gain on extinguishment of preferred stock	$—	$43,395
Account receivable converted to note receivable	$—	$312
Building improvements financed with note payable	$78	$—

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2024

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

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP") in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). The accompanying consolidated financial statements are unaudited and should be read in conjunction with the 2023 audited consolidated financial statements and notes thereto, which are included in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on April 1, 2024 ("Annual Report").

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

As of September 30, 2024 and December 31, 2023, the Company reserved for approximately $2.2 million and $2.0 million, respectively, of uncollected receivables. Accounts receivable, net of allowance, totaled $2.0 million at September 30, 2024 and $1.4 million at December 31, 2023.

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	September 30, 2024	December 31, 2023
Gross receivables
Real Estate Services	$1,288	$693
Healthcare Services	2,932	2,750
Subtotal	4,220	3,443
Allowance
Real Estate Services	$(71)	$—
Healthcare Services	(2,115)	(2,040)
Subtotal	(2,186)	(2,040)
Accounts receivable, net of allowance	$2,034	$1,403

Assets Held for Sale and Discontinued Operations

The Company may decide to sell properties that are held for use. The Company records these properties as assets held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Assets classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell, an impairment expense is recognized. The Company estimates fair value, less estimated closing costs, based on similar real estate sales transactions. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 and 3 inputs. Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See Note 5 for additional details on assets held for sale as of September 30, 2024 and December 31, 2023. Any debt related to assets held for sale or sold during the period are classified as debt related to assets held for sale for the current and prior periods presented in the accompanying consolidated financial statements.

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

Prepaid Expenses and Other

As of September 30, 2024 and December 31, 2023, the Company had approximately $0.7 million and $0.6 million , respectively, in prepaid expenses and other; the $0.1 million change is related to an increase for insurance for the Meadowood and Glenvue facility operations, while the other amounts are predominantly for directors' and officers' insurance, NYSE American annual fees, and mortgage insurance premiums.

Accounts Payable

The following table presents the Company's Accounts payable for the periods presented:

(Amounts in 000’s)	September 30, 2024	December 31, 2023
Accounts payable
Real Estate Services	$1,985	$750
Healthcare Services	1,722	1,743
Total Accounts payable	$3,707	$2,493

Other Expense, net

The Company had retained a law firm to evaluate and assist with opportunities to improve the Company's capital structure. See Note 2 – Series A Preferred Exchange Offer.

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or finance lease. As of September 30, 2024, all of the Company's leased facilities are accounted for as operating leases. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

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

Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

	September 30,
(Share amounts in 000’s)	2024	2023
Stock options	57	37
Warrants - employee	32	32
Warrants - non employee	—	1
Total anti-dilutive securities	89	70

The weighted average contractual terms in years for these securities as of September 30, 2024, with no intrinsic value, are 6.9 years for the stock options and 0.3 years for the warrants.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing, during the twelve months following the date of this filing. At September 30, 2024, the Company had $0.5 million in unrestricted cash.

During the nine months ended September 30, 2024, the Company's cash provided by operating activities was $1.0 million primarily due to the timing of accounts payable and accrued expense payments.. The Company is seeking collection of the past due rent. In addition, management is working to expedite the time it takes to collect and receive aged patient receivables. Cash flow from operations in the future will be based on the operational performance of the facilities under the company's management, Glenvue and Meadowood.

Series A Preferred Stock Exchange Offer

In connection with the completion of the Exchange Offer and the implementation of the Series A Charter Amendments and the Series B Charter Amendments, the liquidation preference of the Series A Preferred Stock was reduced, accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and future dividends on the Series A Preferred Stock were eliminated. As a result, $50.4 million in accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and, as of September 30, 2024, there are no accumulated and unpaid dividends on the Series A Preferred Stock. For further information regarding the Exchange Offer, Series A Charter Amendments and Series B Charter Amendments, see Note 9 – Common and Preferred Stock.

Debt

As of September 30, 2024, the Company had $49.7 million in indebtedness, net of $1.0 million deferred financing costs and unamortized discounts. The Company anticipates net principal repayments of approximately $2.2 million during the next twelve-month period, approximately $1.6 million of routine debt service amortization, $0.4 million of insurance financing amortization, and $0.2 million payment of bond debt.

Debt Covenant Compliance

As of September 30, 2024, the Company was in compliance with the various financial and administrative covenants under the Company's outstanding credit related instruments with the exception of a notice of default under two USDA loans secured by the Southland and Mt. Trace Property and an SBA loan secured by Southland. On October 25, 2024, the Company received a notice of acceleration and demand for payment from the lenders of Southland stating that the covenants of the deed of trust have been violated for failure to pay principal and interest. The lender accelerated the maturity dates and is requesting for the loans to be paid in full plus unpaid interest and late fees immediately. We are working with the lender to reach a forbearance agreement and think it is likely we will reach an agreement. On November 8, 2024, Company obtained a line of credit and intends to pay all unpaid principal and interest payments to get back into compliance with the loan documents. The Company is working with the lender of the Mt. Trace Property to get back into compliance with the loan documents and received a waiver in November 2024.

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

At September 30, 2024, the Company had cash on hand of $0.5 million. At September 30, 2024, the Company had an accumulated deficit of $84.6 million. For the nine months ended September 30, 2024, the Company had a net loss of $2.7 million and had $1.0 million of net cash provided by operations for the period, respectively. The Company received a notice of default under one USDA loan secured by Southland and an SBA loan secured by Southland totaling $4.1 million. On October 25, 2024, the Company received a notice of acceleration and demand for payment from the lenders of Southland stating that the covenants of the deed of trust have been violated for failure to pay principal and interest. The lender accelerated the maturity dates and is requesting for the loans to be paid in full plus unpaid interest and late fees immediately. We are working with the lender to reach a forbearance agreement and think it is likely we will reach an agreement. On November 8, 2024, Company obtained a line of credit and intends to pay all unpaid principal and interest payments to get back into compliance with the loan documents.

These conditions raise doubt regarding our ability to continue as a going concern as the Company will need additional debt or equity financing or a combination of both to continue its operations and meet its financial obligations for twelve months from the date these consolidated financial statements were issued if we do not obtain a forbearance agreement with the lender. We think it is likely we will reach an agreement.

We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We expect to incur continuing losses for the foreseeable future.

Any additional debt or equity financing that the Company obtains may substantially dilute the ownership held by our existing stockholders. The economic dilution to our shareholders will be significant if our stock price does not materially increase, or if the effective price of any sale is below the price paid by a particular investor. The Company may be unable to access further equity or debt financing when needed or obtain additional financing under acceptable terms, if at all.

We may decide to raise additional capital through a variety of sources in the short-term and in the long-term, including but not limited to:

•
the public equity markets;
•
private equity financings;
•
collaborative arrangements;
•
asset sales; and/or
•
public or private debt.

If the Company is unable to raise additional capital, there is a risk that the Company could be required to discontinue or significantly reduce the scope of its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	September 30, 2024	December 31, 2023
Cash	$497	$953

Restricted cash:
Cash collateral	$81	$159
HUD and other replacement reserves	1,998	2,125
Escrow deposits	607	630
Restricted investments for debt obligations	318	317
Total restricted cash	3,005	3,231

Total cash and restricted cash	$3,502	$4,184

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

NOTE 4. PROPERTY AND EQUIPMENT

The following table sets forth the Company's property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	September 30, 2024	December 31, 2023
Buildings and improvements	5-40	$59,935	$59,508
Equipment and computer related	2-10	1,170	1,187
Land (1)	—	2,774	2,774
Property and equipment		63,879	63,469
Less: accumulated depreciation and amortization		(24,450)	(23,071)
Property and equipment, net		$39,429	$40,398
(1)
Includes $0.1 million of land improvements with an average estimated useful remaining life of approximately 4.5 years.

The following table summarizes total depreciation and amortization expense three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2024	2023	2024	2023
Depreciation	$373	$416	$1,182	$1,409
Amortization	101	110	317	329
Total depreciation and amortization expense	$474	$526	$1,499	$1,738

NOTE 5. ASSETS HELD FOR SALE

The following table sets forth the Company's asset held for sale:

(Amounts in 000’s)	Estimated Useful Lives (Years)	September 30, 2024	December 31, 2023
Buildings and improvements	5-40	$7,225	$7,225
Less: accumulated depreciation		(2,374)	(2,286)
Asset held for sale, net		$4,851	$4,939

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and Goodwill consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment) (1)	Bed Licenses - Separable (2)	Lease Rights	Total	Goodwill (2)
Balances, December 31, 2023
Gross	$14,276	$2,471	$176	$16,923	$1,585
Accumulated amortization	(4,997)	—	(89)	(5,086)	—
Net carrying amount	$9,279	$2,471	$87	$11,837	$1,585
Balances, September 30, 2024
Gross	14,276	2,471	176	16,923	1,585
Accumulated amortization	(5,302)	—	(102)	(5,404)	—
Net carrying amount	$8,974	$2,471	$74	$11,519	$1,585
(1)
Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 4 – Property and Equipment).
(2)
The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

The following table summarizes amortization expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2024	2023	2024	2023
Bed licenses	$97	$104	$304	$311
Lease rights	4	6	13	18
Total amortization expense	$101	$110	$317	$329

Expected amortization expense for the years ending December 31, for all definite-lived intangibles, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2024 (3 months remaining)	$104	$4
2025	414	18
2026	414	18
2027	414	18
2028	414	17
Thereafter	7,214	—
Total expected amortization expense	$8,974	$74

NOTE 7. LEASES

Facility and Office Lessee

As of September 30, 2024 and December 31, 2023, the Company leases one Skilled Nursing Facility ("SNF") in Covington, Ohio under a non-cancelable lease, which has rent escalation clauses and provisions for payments of real estate taxes, insurance, and maintenance costs. The remaining lease term for the Covington facility is approximately 4.6 years as of September 30, 2024. The Company subleases the Covington facility to a third party.

The Company also leased certain office space located in Suwanee, Georgia through the termination date of June 30, 2023. Effective July 1, 2023, the Company signed a sublease for 2,000 sq ft of office space in Atlanta, Georgia. The sublease expires on July 31, 2025.

As of September 30, 2024, the Company is in compliance with all operating lease financial covenants.

Future Minimum Lease Payments

Future minimum lease payments for the twelve months ending December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2024 (3 months remaining)	$170	$(50)	$120
2025	672	(175)	497
2026	658	(134)	524
2027	671	(91)	581
2028	685	(42)	643
Thereafter	230	(2)	227
Total	$3,086	$(494)	$2,592
(1)
Weighted average discount rate 3.85%.

Facilities Lessor

As of September 30, 2024, the Company was the lessor of 9 of its 11 owned facilities, and the sublessor of one facility. These leases are triple net basis leases, meaning that the lessee (i.e., the third-party tenant of the property) is obligated for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments to the Company. The weighted average remaining lease term for our 10 owned and subleased out facilities is approximately 4.6 years.

Future Minimum Lease Receivables

Future minimum lease receivables for the twelve months ending December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000's)
2024 (3 months remaining)	$1,525
2025	6,141
2026	6,233
2027	6,327
2028	6,161
Thereafter	8,127
Total	$34,514

For further details regarding the Company's leased and subleased facilities to third-party operators, including a full summary of the Company's leases to third-parties and which comprise the future minimum lease receivables of the Company, see Note 6 - Leases and Leasing Transactions in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report.

NOTE 8. ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	September 30, 2024	December 31, 2023
Accrued employee benefits and payroll-related	$431	$255
Real estate and other taxes (1)	3,437	3,077
Self-insured reserve	8	61
Accrued interest	217	225
Unearned rental revenue	—	98
Insurance escrow	155	—
Other accrued expenses	455	344
Total accrued expenses	$4,703	$4,060
(1)
September 30, 2024 includes approximately $3.0 million of franchise tax accruals for the Healthcare Services segment. December 31, 2023 includes approximately $2.6 million of franchise tax accruals for the Healthcare Services segment.

NOTE 9. NOTES PAYABLE AND OTHER DEBT

See Note 8 – Notes Payable and Other Debt in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report for a detailed description of all the Company's debt facilities.

Notes payable and other debt consists of the following:

(Amounts in 000’s)	September 30, 2024	December 31, 2023
Senior debt—guaranteed by HUD	$28,360	$28,979
Senior debt—guaranteed by USDA (1)	7,037	7,259
Senior debt—guaranteed by SBA(2)	541	557
Senior debt—bonds	5,970	6,117
Senior debt—other mortgage indebtedness	7,817	8,001
Other debt	945	889
Subtotal	50,670	51,802
Deferred financing costs	(903)	(954)
Unamortized discount on bonds	(109)	(113)
Notes payable and other debt	$49,658	$50,735
(1)
U.S. Department of Agriculture ("USDA")
(2)
U.S. Small Business Administration ("SBA")

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		September 30, 2024	December 31, 2023
Senior debt - guaranteed by HUD (2)
The Pavilion Care Center	Newpoint Capital	12/01/2039	Fixed	3.97%	$774	$801
Hearth and Care of Greenfield	Newpoint Capital	8/01/2050	Fixed	3.97%	1,878	1,909
Woodland Manor	Newpoint Capital	11/01/2052	Fixed	3.97%	4,822	4,891
Glenvue	Newpoint Capital	10/01/2044	Fixed	3.75%	6,907	7,077
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	6,007	6,154
Georgetown	Newpoint Capital	10/01/2046	Fixed	2.98%	3,049	3,120
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	4,923	5,027
Total					$28,360	$28,979
Senior debt - guaranteed by USDA (3)
Mountain Trace (4)	Community B&T	12/24/2036	Prime + 1.75%	9.75%	$3,433	$3,539
Southland	Cadence Bank, NA	07/27/2036	Prime + 1.50%	9.50%	3,604	3,720
Total					$7,037	$7,259
Senior debt - guaranteed by SBA
Southland(5)	Cadence Bank, NA	07/27/2036	Prime + 2.25%	10.25%	$541	$557
Total					$541	$557

(1)
Represents interest rates as of September 30, 2024 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which are approximately 0.13% per annum.
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
(5)
For one SNF, commonly known as Southland, the Company has a term loan with a financial institution, which is insured 75% by the SBA.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		September 30, 2024	December 31, 2023
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$5,970	$6,117
(1)
Represents cash interest rates as of September 30, 2024. The rates exclude amortization of deferred financing of approximately 0.1% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		September 30, 2024	December 31, 2023
Senior debt - other mortgage indebtedness
Meadowood (2)	Exchange Bank of Alabama	10/01/2026	Fixed	4.50%	$3,195	$3,237
Coosa (3)	Exchange Bank of Alabama	10/10/2026	Fixed	3.95%	4,622	4,764
Total					$7,817	$8,001
(1)
Represents cash interest rates as of September 30, 2024 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.34% per annum.
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

(Amounts in 000’s)
Lender	Maturity	Interest Rate		September 30, 2024	December 31, 2023
Other debt
First Insurance Funding (1)	Various 2024	Fixed	3.19%	$393	$369
Key Bank (2)	08/25/2025	Fixed	0.00%	495	495
Marlin Capital Solutions	06/1/2027	Fixed	5.00%	14	25
Cavalier Management	3/1/2025	Fixed	6.00%	43	—
Total				$945	$889
(1)
Annual Insurance financing primarily for the Company's directors and officers insurance and professional liability for the facilities where the company is the licensed operator.
(2)
On December 30, 2022, Key Bank and the Company extended the maturity date from August 25, 2023 to August 25, 2025.

Debt Covenant Compliance

As of September 30, 2024, the Company had 16 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements, whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

As of September 30, 2024, the Company was in compliance with the various financial and administrative covenants under the Company's outstanding credit related instruments with the exception of a notice of default under two USDA loans secured by the Southland and Mt. Trace Property and an SBA loan secured by Southland. On October 25, 2024, the Company received a notice of acceleration and demand for payment from the lenders of Southland stating that the covenants of the deed of trust have been violated for failure to pay principal and interest. The lender accelerated the maturity dates and is requesting for the loans to be paid in full plus unpaid interest and late fees immediately. We are working with the lender to reach a forbearance agreement and think it is likely we will reach an agreement. On November 8, 2024, Company obtained a line of credit and intends to pay all unpaid principal and interest payments to get back into compliance with the loan documents. The Company is working with the lender of the Mt. Trace Property to get back into compliance with the loan documents and received a waiver in November 2024.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of September 30, 2024 for each of the next five years and thereafter.

For the Twelve Months Ended December 31,	(Amounts in 000’s)
2024 (3 months remaining)	$622
2025	2,464
2026	8,829
2027	1,560
2028	1,657
Thereafter	35,538
Subtotal	$50,670
Less: unamortized discounts	(109)
Less: deferred financing costs, net	(903)
Total notes and other debt	$49,658

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

Common Stock

As of September 30, 2024, the Company had 55,000,000 shares of Common Stock authorized and 1,890,129 shares issued and 1,879,249 shares outstanding. There were no dividends declared or paid on the common stock during the three and nine months ended September 30, 2024 and 2023.

Preferred Stock

As of September 30, 2024 , the Company had 5,000,000 shares of Preferred Stock authorized and 2,811,535 shares issued and outstanding.

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

As of September 30, 2024, the Company had 559,263 shares of Series A Preferred Stock issued and outstanding, and the accumulated and unpaid dividends on the Series A Preferred Stock in the amount of $50.4 million were forfeited as part of the extinguishment. No dividends were declared or paid on the Series A Preferred Stock for the three and nine months ended September 30, 2024 and 2023.

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

As of September 30, 2024, the Company had 2,252,272 shares of Series B Preferred Stock issued and outstanding. No dividends were declared or paid on the Series B Preferred Stock for the three and nine months ended September 30, 2024 and 2023.

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

All shares of Series E Preferred Stock were redeemed in connection with the Special Meeting. The Series E Preferred Stock designation has been eliminated from the Charter and, as of September 30, 2024, there are no shares of Series E Preferred Stock issued and outstanding.

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

As of September 30, 2024, the number of securities remaining available for future issuance under the 2023 Plan is 141,000.

For the three and nine months ended September 30, 2024 and 2023, the Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2024	2023	2024	2023
Employee compensation:
Stock compensation expense	$19	$85	$85	$321
Total employee stock-based compensation expense	$19	$85	$85	$321

As of September 30, 2024, the remaining stock-based compensation expense that is expected to be recognized in future periods is $0.2 million.

Restricted Stock

The following table summarizes the Company's restricted stock activity for the nine months ended September 30, 2024:

	Number of Shares (000's)	Weighted Avg. Grant Date (per Share) Fair Value
Unvested, December 31, 2023	80	$5.27
Granted	65	$2.18
Vested	(43)	$6.67
Forfeited	(16)	$3.15
Unvested, September 30, 2024	86	$2.61

The remaining unvested shares at September 30, 2024 will vest over the next 2.2 years with $0.2 million in compensation expense recognized over this period.

Common Stock Options

The following summarizes the Company's employee and non-employee stock option activity for the nine months ended September 30, 2024:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2023	33	$14.84		$—
Granted	24	$2.03
Outstanding, September 30, 2024	57	$9.41	7.5	$—
Outstanding and Vested, September 30, 2024	44	$11.55	6.9	$—

The aggregate intrinsic value of options outstanding and vested was calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2024. The fair value of the common stock is the closing stock price of the Company's Common Stock.

The following summary information reflects stock options outstanding, vested, and related details as of September 30, 2024:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares Vested, September 30, 2024 (000's)	Weighted Average Exercise Price
$2.03-$3.32	48	8.8	$2.68	35	$2.91
$46.80 - $48.72	9	0.2	$46.80	9	$46.80
Total	57	7.5	$9.41	44	$11.55

Common Stock Warrants

The following summarizes the Company's employee and non-employee common stock warrant as of December 31, 2023 and September 30, 2024:

	Outstanding and Exercisable
	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding and Vested, December 31, 2023	32	$52.50	1.0
Outstanding and Vested, September 30, 2024	32	$52.50	0.3

The Company has no unrecognized compensation expense related to common stock warrants as of September 30, 2024.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of September 30, 2024, all of the Company's facilities operated by Regional or leased and subleased to third-party operators are certified by CMS and are operational. See Note 7 - Leases.

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

As of September 30, 2024, the Company has been named in three lawsuits pertaining to facilities it transitioned operations to other entities as a lessor in 2015. Even though the residents were not part of our dates of service as the operator of the buildings, the lawsuits claim the Company knew the new operator had a history of providing poor patient care and therefore should not have leased or sold the premises to the new operator. We do not believe there is any basis in law or fact to hold the previous operator/ lessor liable, and as a result management has concluded that the likelihood of a material adverse result should be remote. Despite our confidence in our legal position, we have to acknowledge that jurors sometimes follow sympathy rather than the law. One of the three cases was dismissed. The plaintiff has until August of 2025 to re-file the lawsuit. Subsequent to quarter end, the two other suits were non-suited by the plaintiff and the matters were dismissed without prejudice. The plaintiff has until August 2025 to re-file the cases.

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

The table below presents the results of operations for our reporting segments for the periods presented.

	Three Months Ended September 30,			Three Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2024	2024	2024	2023	2023	2023	2024	2024	2024	2023	2023	2023
(Amounts in 000’s)	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total
Revenues:
Patient care revenues	$—	$2,585	$2,585	$—	$2,136	$2,136	$—	$7,418	$7,418	$—	$6,577	$6,577
Rental revenues	1,640	—	1,640	1,739	—	1,739	5,257	—	5,257	5,170	—	5,170
Management fees	—	—	—	263	—	263	—	—	—	788	—	788
Other revenues	—	—	—	—	—	—	—	—	—	107	—	107
Total revenues	1,640	2,585	4,225	2,002	2,136	4,138	5,257	7,418	12,675	6,065	6,577	12,642
Expenses:
Patient care expense	—	2,179	2,179	—	2,153	2,153	—	6,462	6,462	—	6,444	6,444
Facility rent expense	149	—	149	284	(135)	149	446	—	446	446	—	446
Cost of management fees	—	—	—	—	156	156	—	—	—	—	442	442
Depreciation and amortization	340	134	474	402	124	526	1,110	389	1,499	1,578	160	1,738
General and administrative expense	897	327	1,224	1,234	95	1,329	3,034	1,051	4,085	2,970	1,314	4,284
Credit loss expense	466	33	499	—	229	229	466	98	563	—	269	269
Total expenses	1,852	2,673	4,525	1,920	2,622	4,542	5,055	8,000	13,055	4,994	8,630	13,623
Income (loss) from operations	(212)	(88)	(300)	82	(486)	(404)	202	(582)	(380)	1,071	(2,053)	(981)
Other (income) expense:
Interest expense, net	571	106	677	600	108	708	1,708	313	2,021	1,947	119	2,066
Other expense (income), net	2	3	5	(139)	—	(139)	65	184	249	—	603	603
Total other expense (income), net	573	109	682	462	108	569	1,773	497	2,270	1,947	722	2,669
Net loss	$(785)	$(197)	$(982)	$(380)	$(594)	$(973)	$(1,571)	$(1,079)	$(2,650)	$(876)	$(2,775)	$(3,650)

Total assets for the Real Estate Services segment and Healthcare Services segment were $48.2 million and 11.9 million respectively, as of September 30, 2024.

Total assets for the Real Estate Services segment and Healthcare Services segment were $48.5 million and $13.7 million, respectively, as of December 31, 2023.

NOTE 14. SUBSEQUENT EVENTS

As of September 30, 2024, the Company was in compliance with the various financial and administrative covenants under the Company's outstanding credit related instruments with the exception of a notice of default under two USDA loans secured by the Southland and Mt. Trace Property and an SBA loan secured by Southland. On October 25, 2024, the Company received a notice of acceleration and demand for payment from the lenders of Southland stating that the covenants of the deed of trust have been violated for failure to pay principal and interest. The lender accelerated the maturity dates and is requesting for the loans to be paid in full plus unpaid interest and late fees immediately. We are working with the lender to reach a forbearance agreement and think it is likely we will reach an agreement. The Company is working with the lender of the Mt. Trace Property to get back into compliance with the loan documents and received a waiver in November 2024.

On November 8, 2024, Company obtained a $.5 million line of credit. The line of credit accrues interest at 7.75% per annum with interest only payments payable monthly.

On November 11, 2024, the Company executed a operations transfer agreement and a lease termination agreement with the tenant of the Mt. Trace Property effective November 15, 2024. The Company will be the new operator of the facility.

On November 11, 2024, the NYSE Regulation determined that the Company is no longer suitable for listing pursuant to Section 1009(a) of the NYSE American Company Guide as the Company was unable to demonstrate that it had regained compliance with Sections 1003(a)(i) and (ii) of the NYSE American Company Guide by the end of the maximum 18-month compliance plan period, which expired on November 10, 2024. The Company has a right to a review of staff’s determination to delist the Company’s Securities by the Listings Qualifications Panel of the Committee for Review of the Board of Directors of the Exchange. Following such appeal, a decision by the Listings Qualifications Panel will be made and announced by NYSE American regarding either proceeding with suspension and delisting or continued trading in the Company’s Securities. The Company’s request for such a review must be made by November 18, 2024. The Company intends to appeal such determination and will continue with the plan to regain compliance. The Company expects the Securities to continue to trade on NYSE American during the appeal process.

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

Real Estate Portfolio

As of September 30, 2024, we had investments of approximately $66.5 million in eleven health care real estate properties and one leased property. We currently own eleven properties, consisting of nine skilled nursing facilities (“SNFs”) and two multi-service facilities. Nine facilities are pursuant to triple-net leases, one is managed by an external manager, and one is managed internally by the Company. The Company has one leased facility that is subleased pursuant to a triple-net lease.

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

Portfolio

The following table provides summary information regarding the number of facilities and related licensed beds/units as of September 30, 2024:

Location	Skilled Nursing Facilities	Multi Service Properties	Total Properties
Alabama (1)	1	1	2
Georgia	3	-	3
North Carolina	1	-	1
Ohio (2)	2	1	3
South Carolina	2	-	2
	9	2	11

Location	Skilled Nursing Beds/Units	Multi Service Beds/Units	Total Beds/Units
Alabama (1)	124	90	214
Georgia	395	-	395
North Carolina	106	-	106
Ohio (2)	112	194	306
South Carolina	180	-	180
	917	284	1,201

Location	Skilled Nursing Investment	Multi Service Investment	Total Investment
Alabama (1)	$9,613,199	$4,884,514	$14,497,713
Georgia	24,475,283	-	24,475,283
North Carolina	7,224,953	-	7,224,953
Ohio (2)	3,872,791	6,716,420	10,589,211
South Carolina	9,733,024	-	9,733,024
	$54,919,250	$11,600,934	$66,520,184

(1) Meadowood Retirement Village offers assisted living, memory care, and independent living and is therefore considered a multi-service campus.
(2) Eaglewood Village offers assisted living and Eaglewood Care Center offers skilled nursing. Both properties are co-located and are therefore considered a multi-service campus.

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation as of September 30, 2024:

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

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

Operating Metric	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024
Occupancy (%)	66.3%	66.2%	66.1%	65.8%
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

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown as of December 31,:

		Licensed Beds		Annual Lease Revenue (2)
	Number of Facilities	Count	Percent (%)	Amount ($) '000's (1)	Percent (%)
2025	0	-	0.0%	-	0.0%
2026	0	-	0.0%	-	0.0%
2027	0	-	0.0%	-	0.0%
2028	5	405	38.6%	2,761	43.0%
2029	0	-	0.0%	-	0.0%
2030	2	233	22.2%	2,077	32.4%
Thereafter	2	180	17.1%	995	15.5%
Total	11	1,050	100.0%	6,416	100.0%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Percent Change	2024	2023	Percent Change
Revenues:
Patient care revenues	$2,585	$2,136	21.0%	$7,418	$6,577	12.8%
Rental revenues	1,640	1,739	(5.7)%	5,257	5,170	1.7%
Management fees	—	263	(100.0)%	—	788	(100.0)%
Other revenues	—	—	—	—	107	(100.0)%
Total revenues	4,225	4,138	2.1%	12,675	12,642	0.3%
Expenses:
Patient care expense	2,179	2,153	1.2%	6,462	6,444	0.3%
Facility rent expense	149	149	—	446	446	—
Cost of management fees	—	146	(100.0)%	—	442	(100.0)%
Depreciation and amortization	474	526	(9.9)%	1,499	1,738	(13.8)%
General and administrative expense	1,224	1,339	(8.6)%	4,085	4,284	(4.6)%
Credit loss expense	499	229	117.9%	563	269	109.3%
Total expenses	4,525	4,542	(0.4)%	13,055	13,623	(4.2)%
Loss from operations	(300)	(404)	(25.7)%	(380)	(981)	(61.3)%
Other (income) expense:
Interest expense, net	677	708	(4.4)%	2,021	2,066	(2.2)%
Other expense (income), net	5	(139)	(103.6)%	249	603	(58.7)%
Total other expense, net	682	569	19.9%	2,270	2,669	(14.9)%
Net loss	$(982)	$(973)	0.9%	$(2,650)	$(3,650)	(27.4)%

Three Months Ended September 30, 2024 and 2023

Patient care revenues—Patient care revenues for the Healthcare Services segment, as a result of the Company operating the Meadowood and Glenvue Facilities, were $2.6 million for the three months ended September 30, 2024, compared to $2.1 million for the same period in 2023. The 21.0% increase is primarily due to an increase in the Medicaid reimbursement rate paid for the Glenvue facility and an increase in occupancy at the Glenvue facility.

Rental revenues—Rental revenue for our Real Estate Services segment decreased by approximately $0.1 million to $1.6 million for the three months ended September 30, 2024, compared with $1.7 million for the same period in 2023.

Patient care expense—Patient care expense remained consistent totaling $2.2 million for the three months ended September 30, 2024 and 2023.

Facility rent expense—Facility rent remained consisted totaling $0.1 million for the three months ended September 30, 2024 and 2023.

Depreciation and amortization—Depreciation and amortization remained consistent totaling $0.5 million for the three months ended September 30, 2024 and 2023.

General and administrative expenses—General and administrative expenses were $1.2 million for the three months ended September 30, 2024 compared with $1.3 million for the same period in 2023.

	Three Months Ended September 30,
(Amounts in 000’s)	2024	2023	Percent Change
General and administrative expenses:
Real Estate Services	$897	$1,234	(27.3)%
Healthcare Services	327	95	244.2%
Total	$1,224	$1,329	(7.9)%

Credit loss expense—Credit loss expense was $0.5 million for the three months ended September 30, 2024 compared to $0.3 million for the same period in 2023. Credit loss expense represents reserves taken against patient accounts receivable at the

Glenvue facility, reserves taken against rental accounts receivable at the Southland facility and a write off of approximately $0.4 million of notes receivable at Lumber City.

Other expense (income), net—Other (income) expense decreased by $.2 thousand for the three months ending September 30, 2024 compared to the same period in 2023 due to writing off escheatment liabilities in 2023.

Nine Months Ended September 30, 2024 and 2023

Patient care revenues—Patient care revenues for the Healthcare Services segment, as a result of the Company operating the Meadowood and Glenvue Facilities, totaled $7.4 million for the nine months ended September 30, 2024, compared to $6.6 million for the same period in 2023. The 12.8% increase is primarily due to an increase in the Medicaid reimbursement rate paid for the Glenvue facility and an increase in occupancy at the Glenvue facility.

Rental revenues—Rental revenue for our Real Estate Services segment increased by approximately $.1 million to $5.3 million for the nine months ended September 30, 2024, compared with $5.2 million for the same period in 2023. The 1.7% increase is primarily due to the extension of the Greenfield lease and the increase in rent from the Southland facility.

Patient care expense—Patient care expense remained consistent totaling $6.5 million for the nine months ended September 30, 2024 and 2023.

Facility rent expense—Facility rent expense remained consistent totaling $0.4 million for the nine months ended September 30, 2024 and 2023.

Depreciation and amortization—Depreciation and amortization was $1.5 million for the nine months ended September 30, 2024, compared to $1.7 million for the same period in 2023.

General and administrative expenses—General and administrative expenses were $4.1 million for the nine months ended September 30, 2024, compared with $4.3 million for the same period in 2023. The decrease is primarily due to a reduction in corporate overhead.

	Nine Months Ended September 30,
(Amounts in 000’s)	2024	2023	Percent Change
General and administrative expenses:
Real Estate Services	$3,034	$2,970	2.2%
Healthcare Services	1,051	1,314	(20.0)%
Total	$4,085	$4,284	(4.6)%

Credit loss expense—Credit loss expense was $0.6 million for nine months ended September 30, 2024, compared to $0.3 million for the same period in 2023. Credit loss expense represents reserves taken against patient accounts receivable at the Glenvue facility, reserves taken against rental accounts receivable at the Southland facility and a write off of approximately $0.4 million of notes receivable at Lumber City.

Other expense (income), net—Other expense, net was 0.2 million for nine months ended September 30, 2024, compared to $0.6 million for the same period in 2023. The prior year expenses were related to professional and legal services incurred for the preferred exchange and legacy facility related expenses.

NON-GAAP Financial Measures

The following table summarizes the Company's non-GAAP financial measure of results based on EBITDA for the three and six months ending September 30, 2024. EBITDA attributable to the Company's financial measure represents net income (loss) before interest expense (including amortization of deferred financing costs), amortization of stock-based compensation, and depreciation and amortization. Adjusted EBITDA represents EBITDA further adjusted to eliminate the impact of certain items that the Company does not consider indicative of core operating performance, such as recovery of previously reversed rent, lease termination revenue, property operating expenses, gains or losses from dispositions of real estate, real estate impairment charges, provision for loan losses, non-routine transaction costs, loss on extinguishment of debt, unrealized loss on other real estate related investments and provision for credit losses and lease restructuring, as applicable.

REGIONAL HEALTH PROPERTIES, INC.
RECONCILIATION OF NET LOSS TO NON-GAAP FINANCIAL MEASURES
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(982)	$(973)	$(2,650)	$(3,650)
Depreciation and amortization	474	526	1,499	1,738
Interest expense, net	677	708	2,021	2,066
Amortization of employee stock compensation	19	85	85	321
EBITDA	188	346	955	475
Credit loss expense	499	229	563	269
Other expense (income), net	5	(139)	249	603
Gain (loss) from write-off of liabilities and other credit balances from discontinued operations	3	(200)	180	(231)
Expenses related to preferred stock recapitalization	-	95	-	768
Other one-time costs	179	6	319	270
Project costs	20	70	85	237
Tail insurance on legacy facilities	55	127	262	382
One-time income adjustment - quality incentive program (1)	49	49	(49)	(354)
Adjusted EBITDA from operations	$998	$583	$2,564	$2,419
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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months following the date of this filing. The Company has committed to a plan to sell the Mt. Trace Property to increase cash available for operations and future investments. At September 30, 2024, the Company had $0.5 million in unrestricted cash and $2.0 million of net accounts receivable, mainly consisting of patient accounts receivables and rent receivables.

During the nine months ended September 30, 2024, the Company's net cash provided by operating activities was $1.0 million primarily due timing of payments of accounts payable. Management anticipates collecting a portion of the past due rent after the filing date and is currently negotiating various methods to collect the remaining unpaid rent.

As of September 30, 2024, the Company recorded an estimated allowance of $2.2 million against a gross accounts receivable of $4.2 million.

As of September 30, 2024, the Company had $49.7 million in indebtedness, net of $1.0 million deferred financing costs and unamortized discounts. The Company anticipates net principal repayments of approximately $2.2 million during the next twelve-month period, approximately $1.6 million of routine debt service amortization, $0.4 million of insurance financing amortization, and $0.2 million payment of bond debt.

Series A Preferred Stock Exchange Offer

On June 30, 2023, the Company closed the Company’s offer to exchange (the “Exchange Offer”) any and all outstanding shares of the Company’s 10.875% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Stock”) for newly issued shares of the Company’s Series B Preferred Stock. In connection with the completion of the Exchange Offer and the implementation of the Series A Charter Amendments and the Series B Charter Amendments, the liquidation preference of the Series A Preferred Stock was reduced, accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and future dividends on the Series A Preferred Stock were eliminated. As a result, $50.4 million in accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and, as of September 30, 2024, there are no accumulated and unpaid dividends on the Series A Preferred Stock. For further information regarding the Exchange Offer, Series A Charter Amendments and Series B Charter Amendments, see Note 9 – Common and Preferred Stock. As of September 30, 2024, the Company has not redeemed any Series B Preferred Stock.

In early 2020, the Company began ongoing efforts to investigate alternatives to retire or refinance our outstanding Series A Preferred Stock through privately negotiated transactions, open market repurchases, redemptions, exchange offers, tender offers, or otherwise.

Costs associated with these efforts have been expensed as incurred in “Other expense, net” and there were no expenses incurred for the nine months ended September 30, 2024 and there were $0.5 million for the nine months ended nine months ended September 30, 2023.

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

Debt Covenant Compliance

As of September 30, 2024, the Company was in compliance with the various financial and administrative covenants under the Company's outstanding credit related instruments with the exception of a notice of default under two USDA loans secured by the Southland and Mt. Trace Property and an SBA loan secured by Southland. On October 25, 2024, the Company received a notice of acceleration and demand for payment from the lenders of Southland stating that the covenants of the deed of trust have been violated for failure to pay principal and interest. The lender accelerated the maturity dates and is requesting for the loans to be paid in full plus unpaid interest and late fees immediately. We are working with the lender to reach a forbearance agreement and think it is likely we will reach an agreement. On November 8, 2024, Company obtained a line of credit and intends to pay all unpaid principal and interest payments to get back into compliance with the loan documents. The Company is working with the lender of the Mt. Trace Property to get back into compliance with the loan documents and received a waiver in November 2024.

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

At September 30, 2024, the Company had cash on hand of $0.5 million. At September 30, 2024, the Company had an accumulated deficit of $84.6 million. For the nine months ended September 30, 2024, the Company had a net loss of $2.7 million and had $1.0 million of net cash provided by operations for the period, respectively. The Company received a notice of default under one USDA loan secured by Southland and an SBA loan secured by Southland totaling $4.1 million. On October 25, 2024, the Company received a notice of acceleration and demand for payment from the lenders of Southland stating that the covenants of the deed of trust have been violated for failure to pay principal and interest. The lender accelerated the maturity dates and is requesting for the loans to be paid in full plus unpaid interest and late fees immediately. We are working with the lender to reach a forbearance agreement and think it is likely we will reach an agreement. On November 8, 2024, Company obtained a line of credit and intends to pay all unpaid principal and interest payments to get back into compliance with the loan documents.

These conditions raise doubt regarding our ability to continue as a going concern as the Company will need additional debt or equity financing or a combination of both to continue its operations and meet its financial obligations for twelve months from the date these consolidated financial statements were issued if we do not obtain a forbearance agreement with the lender. We think it is likely we will reach an agreement.

We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We expect to incur continuing losses for the foreseeable future.

Any additional debt or equity financing that the Company obtains may substantially dilute the ownership held by our existing stockholders. The economic dilution to our shareholders will be significant if our stock price does not materially increase, or if the effective price of any sale is below the price paid by a particular investor. The Company may be unable to access further equity or debt financing when needed or obtain additional financing under acceptable terms, if at all.

We may decide to raise additional capital through a variety of sources in the short-term and in the long-term, including but not limited to:

•
the public equity markets;
•
private equity financings;
•
collaborative arrangements;
•
asset sales; and/or
•
public or private debt.

If the Company is unable to raise additional capital, there is a risk that the Company could be required to discontinue or significantly reduce the scope of its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

For additional information regarding the Company's liquidity, see Note 2 – Liquidity and Note 9 – Senior Debt and other debt, to the consolidated financial statements included in Part I, Item 1 herein.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
(Amounts in 000’s)	2024	2023
Net cash provided by operating activities	$990	$3,460
Net cash used in investing activities	(430)	(916)
Net cash used in financing activities	(1,242)	(1,818)
Net change in cash and restricted cash	(682)	726
Cash and restricted cash at beginning of period	4,184	3,909
Cash and restricted cash, ending	$3,502	$4,635

Nine Months Ended September 30, 2024

Net cash provided by operating activities—was approximately $1.0 million. The positive cash flow from operating activities was mainly due to the timing of working capital accounts.

Net cash used in investing activities—was approximately $0.4 million. This capital expenditure was primarily for leasehold improvements.

Net cash used in financing activities—was approximately $1.2 million. The cash was used to make routine payments totaling 1.0 million for our senior debt obligations, $0.2 million for other debt.

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

Off-Balance Sheet Arrangements

Guarantee

The Company subleased five facilities located in Ohio to the Aspire Sublessees, formerly affiliated with MSTC Development Inc., pursuant to the Aspire Subleases, whereby the Aspire Sublessees took possession of, and commenced operating, the Aspire Facilities as subtenant. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at September 30, 2024. For further information see Note 6 – Leases, to the consolidated financial statements included in Part I, Item 1 herein and also and Note 6 – Leases included in Part II, Item 8 of the Annual Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

In connection with the completion of the Exchange Offer and the implementation of the Series A Charter Amendments and the Series B Charter Amendments, the liquidation preference of the Series A Preferred Stock was reduced, accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and future dividends on the Series A Preferred Stock were eliminated. As a result, $50.4 million in accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and, as of September 30, 2024, there are no accumulated and unpaid dividends on the Series A Preferred Stock. For further information regarding the Exchange Offer, Series A Charter Amendments and Series B Charter Amendments, see Note 2 – Liquidity and Note 9 – Common and Preferred Stock to the consolidated financial statements included in Part I, Item 1 herein.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

NYSE American Listing

On May 10, 2023, we received a letter from the NYSE American notifying us that we were not in compliance with Section 1003(a)(ii) of the NYSE American Company Guide. As a result, we became subject to the procedures and requirements of Section 1009 of the NYSE American Company Guide. On June 9, 2023, we submitted a plan to the NYSE American advising of actions we have taken or will take to regain compliance with the continued listing standards by November 10, 2024. On June 29, 2023, we received a letter from the NYSE American notifying us that we were not in compliance with Section 1003(a)(i) of the NYSE Company Guide. On August 1, 2023, we received a letter (the “Acceptance Letter”) from the NYSE American notifying us that the compliance plan has been accepted. On November 11, 2024, the NYSE Regulation determined that the Company is no longer suitable for listing pursuant to Section 1009(a) of the NYSE American Company Guide as the Company was unable to demonstrate that it had regained compliance with Sections 1003(a)(i) and (ii) of the NYSE American Company Guide by the end of the maximum 18-month compliance plan period, which expired on November 10, 2024. The Company has a right to a review of staff’s determination to delist the Company’s Securities by the Listings Qualifications Panel of the Committee for Review of the Board of Directors of the Exchange. Following such appeal, a decision by the Listings Qualifications Panel will be made and announced by NYSE American regarding either proceeding with suspension and delisting or continued trading in the Company’s Securities. The Company’s request for such a review must be made by November 18, 2024. The Company intends to appeal such determination and will continue with the plan to regain compliance. The Company expects the Securities to continue to trade on NYSE American during the appeal process.

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

Trading Arrangement

During the third quarter of 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K of the Securities Act of 1933, as amended).

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

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	November 19, 2024	/s/ Brent Morrison
Brent Morrison
Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 19, 2024	/s/ Paul O'Sullivan
Paul O'Sullivan
Senior Vice President (Principal Financial Officer)