Form 10-K
period 2024-12-31
REGIONAL HEALTH PROPERTIES, INC
filed 2025-03-31
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 001-33135

Regional Health Properties, Inc.

(Exact name of registrant as specified in its charter)

Georgia	81-5166048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1050 Crown Pointe Parkway, Suite 720, Atlanta, GA	30338
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code (678) 869-5116

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	RHE	NYSE American [1]
Series A Redeemable Preferred Stock, no par value	RHE-PA	NYSE American [1]

(1) On February 4, 2025, NYSE American LLC (“NYSE American” or the “Exchange”) announced that it had determined to suspend trading of the common stock, no par value per share (the “Common Stock”), and Series A Redeemable Preferred Shares, no par value per share (the “Series A Preferred Stock” and, together with the Common Stock, the “Securities”), of Regional Health Properties, Inc., a Georgia corporation (the “Company”), on NYSE American. The Company has a right to a review of the decision of the Listings Qualifications Panel (the “Panel”) to delist the Company’s Securities by the Committee for Review of the Board of Directors of the Exchange. The filing by the Exchange of an application with the Securities and Exchange Commission to delist the Company’s Securities is pending completion of all applicable procedures, including any appeal by the Company of the Panel’s decision. The Common Stock and the Series A Preferred Stock began trading on the OTCQB on March 24, 2025 under the symbols “RHEP” and “RHEPA,” respectively.

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

The aggregate market value of Regional Health Properties, Inc.’s common stock, no par value, held by non-affiliates as of June 30, 2024, the last business day of Regional Health Properties, Inc.’s most recently completed second fiscal quarter was $3,356,244. The number of shares of Regional Health Properties, Inc., common stock, no par value, outstanding as of March 25, 2025, was 2,129,239.

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
•
Our ability to meet the continued listing requirements of the NYSE American LLC (the “NYSE American”) and to maintain or regain, as applicable, the listing of our securities thereon;
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

The skilled nursing industry is large, highly fragmented, and characterized predominantly by numerous local and regional providers. Based on a decrease in the number of SNFs over the past few years, we expect that the supply and demand balance in the skilled nursing industry will continue to improve. We also anticipate that, as life expectancy continues to increase in the United States the overall demand for skilled nursing services will increase. More importantly for our business model, as reported by the National Investment Center for Seniors Housing and Care (NIC), the percentage of CMS-licensed skilled nursing facilities that were owned by publicly traded real estate investment trusts ("REITs") was only 12%, encompassing 1,768 facilities, and 9% of senior housing and assisted living facilities as of the year ended December 31, 2023. This indicates potential acquisitions and consolidation opportunities for Regional Health and organic growth represented by the aforementioned demographic trends.

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

Our Real Estate Portfolio

We have a geographically diverse portfolio of healthcare investments across the Southeast U.S. that offer a range of services including skilled nursing, assisted and independent living and memory care. As of December 31, 2024, we had investments of approximately $52.8 million in eleven health care real estate facilities consisting of nine SNFs and two multi-service campuses (of which one multi-service campus contains two co-located properties) located in five states. We also lease one SNF which we sublease to a third-party operator.

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

Portfolio of Healthcare Investments

As of December 31, 2024, we owned a portfolio of 11 properties, across 13 facilities, consisting of nine SNFs and two multi-service campuses (one of which includes 2 co-located properties) and leased one SNF located across the Southeast U.S..

The following table provides summary information regarding the number of owned and related licensed beds/units by state and property type as of December 31, 2024:

Location	Skilled Nursing Facilities	Multi Service Campuses	Total Properties
Alabama(a)	1	1	2
Georgia	3	-	3
North Carolina	1	-	1
Ohio(b)	2	1	3
South Carolina	2	-	2
	9	2	11

Location	Skilled Nursing Beds/Units	Multi Service Beds/Units	Total Beds/Units
Alabama(a)	124	90	214
Georgia	395	-	395
North Carolina	106	-	106
Ohio(b)	100	180	280
South Carolina	180	-	180
	905	270	1,175

Location	Skilled Nursing Investment	Multi Service Investment	Total Investment
Alabama(a)	$9,613,199	$5,111,718	$14,724,917
Georgia	21,098,475	-	21,098,475
North Carolina	7,224,953	-	7,224,953
Ohio(b)	4,080,872	10,714,214	14,795,086
South Carolina	9,733,024	-	9,733,024
	$51,750,523	$15,825,932	$67,576,455
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

Acquisitions and Dispositions

Lease Termination. On November 15, 2024, the Company and Vero Health X, LLC (“Vero”) entered into a Lease Termination Agreement (the “Lease Termination Agreement”) relating to the lease of Mountain Trace Rehabilitation and Nursing Center.

The Company made no acquisitions or dispositions during the year ended December 31, 2024.

Leasing Transactions

Leasing Transactions. As of the filing date of this Annual Report, the Company is operating or has leased or subleased, as applicable, the following facilities to tenants:

Facility Name	State	Owned / Leased	Transaction Type
Coosa Valley Health & Rehab	AL	Owned	Lease
Meadowood Retirement Village	AL	Owned	Operating
Autumn Breeze Healthcare Center	GA	Owned	Lease
Glenvue Health and Rehab	GA	Owned	Operating
Southland Healthcare and Rehabilitation Center	GA	Owned	Lease
Mountain Trace Rehabilitation and Nursing Center	NC	Owned	Operating
Covington Care Center	OH	Leased	Sublease
Eaglewood Care Center	OH	Owned	Lease
Eaglewood Village	OH	Owned	Lease
Hearth & Care of Greenfield	OH	Owned	Lease
The Pavilion Care Center	OH	Owned	Lease
Georgetown Healthcare & Rehabilitation	SC	Owned	Lease
Sumter Valley Nursing and Rehab Center	SC	Owned	Lease

For a detailed description of each of the Company’s leases, see Note 7 - Leases to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Competitive Strengths

We believe the following competitive strengths contribute significantly to our success:
Geographically Diverse Property Portfolio. Our portfolio of 11 properties, across 13 facilities (1 facility containing 2 co-located properties), 12 owned and 1 leased, comprising 1,250 licensed beds/units, is diversified across five states. Our properties in any one state did not account for more than 24% of our total properties as of the date of filing this Annual Report. Properties in our largest state, Ohio, are geographically dispersed around the Dayton area. We believe this geographic diversification will limit the effect of a decline in any one regional market on our overall performance.

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

Ability to Identify Talented Operators and Managers As a result of our management team’s operating experience, network of relationships and industry insight, we have been able and expect to continue to identify qualified local, regional and national operators and managers. We seek operators and managers who possess local market knowledge, demonstrate hands-on management, have proven track records, and focus on quality care and clinical outcomes. These operators are often located in secondary markets, which generally have lower costs to build and favorable demographics as demonstrated by the fact that the percentage of the population over the age of 65 is greater in the markets where we have invested than in the U.S. as a whole. We believe our management team’s experience gives us a key competitive advantage in objectively evaluating an operator’s financial position, focus on care and operating efficiency.

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

Management Fee Revenues and Other Revenues. The Company recognizes management fee revenues as services are provided. The Company has one contract to manage three facilities (the “Management Contract”) which ended on December 31, 2023. Further, the Company recognizes interest income from loans, using the effective interest method when collectability is probable. The Company applies the effective interest method on a loan-by-loan basis.

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

As of December 31, 2024, and December 31, 2023, the Company reserved for approximately $0.1 million and $2.1 million, respectively, of uncollected receivables. Accounts receivable, net totaled $3.4 million at December 31, 2024 compared with $1.4 million at December 31, 2023.

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

While the Company has received approximately 92% of its expected monthly rental receipts from tenants for the year ended December 31, 2024, there are a number of uncertainties the Company faces as it considers the potential impact of COVID-19 on its business, including the length of census disruption, elevated COVID-19 operating costs related to personal protection equipment, cleaning supplies, virus testing and increased overtime due to staff illness and the extent to which federal and state funding support will offset these incremental costs for our tenants. To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient or timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis, as has occurred with more than one of our operators.

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

Government Reimbursement

The majority of SNFs reimbursement, including our Glenvue and Mountain Trace facilities, is through Medicare and Medicaid. These programs are often SNF’s largest source of funding. Senior housing communities generally do not receive funding from Medicare or Medicaid, but their ability to retain their residents is impacted by policy decisions and initiatives established by the administrators of Medicare and Medicaid. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“ACA”) and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Law”). The passage of the Healthcare Reform Law allowed formerly uninsured Americans to acquire coverage and utilize additional healthcare services. In addition, the Healthcare Reform Law gave the CMS new authorities to implement Medicaid waiver and pilot programs that impact healthcare and long-term custodial care reimbursement by Medicare and Medicaid. These activities promote “aging in place,” allowing senior citizens to stay longer in senior housing communities and diverting or delaying their admission into SNFs. In December 2017, President Trump signed into law a tax reform bill that repealed the penalty associated with the individual mandate to maintain health insurance effective January 1, 2019. While there have been efforts to repeal the law and enact alternative reforms, the Biden Administration has indicated that it will support and expand upon Health Reform Law. Additional revisions Health Reform Law could be made in the future, the details and timing of which cannot be predicted at this time. Additionally, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the ACA. These changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. We cannot predict the ultimate impact of these developments on our tenants and the facilities we operate. The potential risks, however, that accompany these regulatory and market changes are discussed below.

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
•
On April 22, 2024, CMS issued a final rule regarding minimum staffing requirements and increased inspections at nursing homes in order to establish comprehensive nurse staffing requirements. The rule consists of three core staffing requirements: (1) overall minimum standard of 3.48 total nurse staff hours per resident day; (2) minimum nurse staffing standards of 0.55 hours per resident day for registered nurses and 2.45 hours of care from a certified nurse’s aid per resident per day; and (3) a requirement to have a registered nurse onsite 24 hours a day, seven days a week. The rule includes a staggered implementation approach for which CMS will publish additional details on compliance as the implementation dates approach. The rule also includes possible waivers and temporary hardship exemptions for select facilities; however, no funding for the additional staff will be provided. We are currently evaluating the impact of the rule, but believe the unfunded mandate to increase staff may have a material and adverse impact on the financial condition of our tenants.
•
In July 2024, CMS released its final rule outlining fiscal year 2025 Medicare payment rates and policy changes for skilled nursing facilities, which began on October 1, 2024. The fiscal year 2025 rule equates to a net 4.2% increase in Medicare Part A payments to SNFs in fiscal year 2025 compared to 2024 levels. The rule includes a market basket increase of 3.0%, an increase of 1.7% to the market basket forecast error adjustment, and a negative 0.5% productivity adjustment. This final rule also changes CMS’ enforcement policies to impose more equitable and consistent civil monetary penalties ("CMPs") for health and safety violations as part of the agency’s ongoing work to increase the safety and care provided in America’s nursing homes. CMS revised the regulation to expand the type of CMPs that can be imposed to allow for more per instance and per day CMPs to be imposed, as appropriate. The final rule also finalized updates to the SNF Quality Reporting Program ("QRP") to better account for adverse social conditions that negatively impact individuals’ health or healthcare. CMS also finalized its proposal to adopt a data validation process for the SNF QRP beginning the same year.

We are an ongoing participant in, and a direct recipient of, reimbursement under these government reimbursement programs with respect to the Glenvue and Mountain Trace facilities. Additionally, a significant portion of the revenue of the healthcare operators to which we lease, and sublease properties is derived from governmentally-funded reimbursement programs, and any adverse change in such programs could negatively impact an operator’s ability to meet its obligations to us and our operating results directly due to the Company operating the Glenvue and Mountain Trace Facilities.

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

We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2023 or 2024.

Human Capital Resources

As of December 31, 2024, our Real Estate segment had 6 employees of which all were full-time employees. Our Healthcare Services segment had approximately 250 full-time equivalent employees. The Company’s Healthcare Services segment has had to utilize agency staffing to a much greater degree due to the COVID-19 pandemic related staffing shortages. The Company is actively working to attract and retain permanent employees. We offer benefits to care for the diverse needs of our employees. These include health benefits, paid vacations, benefits to support employee mental health, including an employee assistance program. As we continue to face evolving environmental and health challenges, we continually review our offerings to improve the competitiveness of our total compensation programs, including our health benefit offerings.

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

As of the date of filing this Annual Report, of our 13 properties across 12 facilities (1 facility having 2 co-located properties), 10 are operated by separate tenants and three are operated by the Company, with each of our tenants being affiliated with one of four locally- or regionally-focused operators. We refer to our tenants who are affiliated with the same operator as a group of affiliated tenants. Each of our operators operate (through a group of affiliated tenants) between one and five of our facilities, with our material operators, Aspire and C.R Management, each operating (through a group of affiliated tenants) five and two facilities, respectively. We therefore depend on tenants who are affiliated with Aspire and C.R Management for a significant portion of our revenues. We give no assurance that the tenants affiliated with C.R Management and Aspire will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their obligations under the applicable leases and subleases, and any inability or unwillingness by such tenants to do so could have a material adverse effect on us.

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

As of the date of filing this Annual Report, the Company is a defendant in 3 professional and general liability actions commenced by former patients of the Company’s current or prior tenants. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died while patients of our facilities due to professional negligence or understaffing.

The Company maintains insurance for professional and general liability claims for its Healthcare Services segment, which included in 2024 the LaGrange, Lumber City, Meadowood, Mountain Trace, Thomasville, Glenvue and Tara Facilities. For more information,see Note 13 - Commitments and Contingencies to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data.” in this Annual Report. Also see “Critical Accounting Policies - Self Insurance Reserve” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

We and our tenants are subject to HIPAA and various other state and federal laws that relate to privacy and data security, including the reporting of data breaches involving personal information as discussed in “—Government Regulation,” in Part I, Item 1., “Business” in this Annual Report. Failure to comply with these requirements could have a materially adverse effect on us and the ability of our tenants to meet their obligations to us. Furthermore, the adoption of new privacy, security and data breach notification laws at the federal and state level could require us or our tenants to incur significant compliance costs. In addition, the cost and operational consequences of responding to cybersecurity incidents and breaches and implementing remediation measures could be significant.

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

As of December 31, 2024, we had approximately $49.7 million in indebtedness, including current maturities of debt. We may also obtain additional short-term and long-term debt to meet future capital needs, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

For the year ended and as of December 31, 2024, we had a net loss of 3.2 million. At December 31, 2024, we had $0.6 million in cash, $2.9 million of restricted cash and $49.7 million in indebtedness net of $1.0 million deferred financing and unamortized discounts, of which the Company anticipates net principal repayments of approximately $7.0 million during the next twelve-month period.

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

We are currently suspended from trading our common stock and Series A Preferred Stock on the NYSE American LLC ("NYSE American"), which could adversely affect the market liquidity of such securities, impair the value of your investment, adversely affect our ability to raise needed funds and subject us to additional trading restrictions and regulations.

The Company's common stock and Series A Preferred Stock ("securities") was listed for trading on the NYSE American under the symbol “RHE” and "RHE-PA," respectively, up until February 05, 2025 when it was suspended from trading as a result of not meeting certain listing requirements. Currently, the Company's common stock and Series A Preferred Stock is listed on the Over-the-Counter Pink Market (the "OTC Market') under the symbol "RHEP" and "RHEPA," respectively. For further information, see Note 15 - Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

On the OTC Market, selling our common stock and Series A Preferred stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and any security analysts’ coverage of us may be reduced. In addition, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in such securities, further limiting the liquidity of the common stock and Series A Preferred Stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our securities. Such suspension from the NYSE American and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions. Any such limitations on our ability to raise debt and equity capital could prevent us from making future investments and satisfying maturing debt commitments.

As a result of NYSE American suspension of trading in our common stock and Series A Preferred stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for these securities, reduced liquidity, decreased analyst coverage of these securities, and an inability for us to obtain additional financing to fund our operations.

There is a limited trading market for our common stock Series A Preferred stock and the price of each may be volatile.

Our common stock and Series A Preferred Stock are traded on the OTCQB marketplace under the symbol “RHEP” and "RHEPA", respectively. The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities and provides significantly less liquidity than a listing on the NASDAQ Stock Market or other national securities exchanges. The OTCQB securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges, and any prices quoted may not be a reliable indication of the value of our common stock.

Trading on the OTCQB marketplace as opposed to a national securities exchange has resulted, and may continue to result, in a reduction in some or all of the following, each of which could have a material adverse effect on the prices of our common stock, Series A Preferred Stock and our company:

●	the liquidity of our common stock and Series A Preferred stock;
●	the market price of shares of our common stock and Series A Preferred stock;
●	our ability to obtain financing for the continuation of our operations;
●	the number of institutional and other investors that will consider investing in shares of our common stock;
●	the number of market markers in shares of our common stock; and
●	the number of broker-dealers willing to execute trades in shares of our common stock and Series A Preferred stock.

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

●	quarterly variations in our revenues and operating expenses;
●	announcements of new products or services by us;
●	fluctuations in interest rates;
●	significant sales of our common stock and Series A Preferred stock;
●	the operating and stock price performance of other companies that investors may deem comparable to us; and
●	news reports relating to trends in our markets or general economic conditions.

We may conduct a transaction or transactions that could result in significant dilution to our existing shareholders. The transaction(s) could include the private investment in public equity, a public rights offering, a debt restructuring or any combination of these or similar transactions with the intent of regaining our NYSE American listings. Such transaction(s), if completed, would be dilutive to certain shareholders, could adversely affect the market price of our common stock, Series A Preferred Stock and Series B Preferred Stock, would involve some expense and management distraction from our business and ultimately may not be successful in maintaining our NYSE American listings.

To regain our NYSE American listings, we may conduct a merger with another entity, an investment in a joint venture, private investment in public equity, a public rights offering, a debt restructuring or any combination of these or similar transactions. Although we may not complete any of these transactions, if a transaction occurs, it would be dilutive to certain shareholders and could adversely or favorably affect the market price of our common stock, Series A Preferred Stock and Series B Preferred Stock. Furthermore, any transaction would involve some expense and management distraction from our business, and it is possible that despite the transaction, we may still be unsuccessful in regaining our NYSE American listings. For further information, see "Risks Related to the Proposed Merger" and "Risks Related to Regional and the Combined Company after Completion of the Merger" below.

Risks Related to the Merger

On January 6, 2025, the Company and SunLink Health Systems, Inc., a Georgia corporation (“SunLink”), issued a joint press release announcing the execution of an Agreement and Plan of Merger, dated as of January 3, 2025 (the “Merger Agreement” or "Merger"), by and between Regional and SunLink. See Note 15 – Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report for information on the Company's press release on January 6, 2024.

The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms. Failure to complete the Merger could negatively impact our future business and financial results.

The completion of the Merger is subject to a number of conditions, including, among other things, (i) the receipt of the required approvals from the shareholders of Regional, (ii) the receipt of the required approvals from the shareholders of SunLink, (ii) the absence of any governmental order or law making illegal or otherwise prohibiting the consummation of the Merger or imposing, individually or in the aggregate, a burdensome condition, (iv) the effectiveness of the Registration Statement on Form S-4 (the “Registration Statement”) to be filed by Regional, and (v) the authorization for trading of the shares of our common stock and Regional Series D Preferred Stock ("Regional Series D Preferred Stock") to be issued in connection with the Merger on the over-the-counter stock markets or NYSE American.

The failure to satisfy all of the required conditions could delay the completion of the Merger for a significant period of time or prevent completion from occurring at all. Any delay in completing the Merger could cause Regional not to realize some or all of the benefits, or realize them on a different timeline than expected, that Regional expects to achieve if the Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions in the Merger Agreement will be satisfied or (to the extent permitted) waived or that the Merger will be completed. In addition, subject to limited exceptions, either Regional or SunLink may terminate the Merger Agreement if the Merger has not been consummated by 5:00 p.m., Eastern time, on March 31, 2025.

Failure to complete the Merger could negatively impact our future business and financial results, and we could be subject to a number of risks, including the following:

•
the market price of our capital stock could decline;
•
we could owe a reimbursement fee to SunLink the other under certain circumstances;
•
if the Merger Agreement is terminated and we seek another business combination, we may not find a party willing to enter into a transaction on terms comparable to or more attractive than the terms agreed to in the Merger Agreement;
•
time and resources, financial and other, we have committed to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities;
•
we may experience negative reactions from the financial markets or from our customers, suppliers, regulators or employees;
•
we will be required to pay our costs relating to the Merger, such as legal, accounting, financial advisory, filing, printing and mailing fees, whether or not the Merger is completed, subject to the reimbursement fee;
•
we are subject to restrictions on the conduct of our business prior to the effective time, as set forth in the Merger Agreement, which may prevent us from making certain acquisitions or taking other actions during the pendency of the Merger; and
•
reputational harm due to the adverse perception of any failure to successfully complete the Merger.

In addition, if the Merger is not completed, we could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform ours obligations under the Merger

Agreement. Any of these risks could materially and adversely impact our financial condition, financial results and stock price.

SunLink shareholders may have dissenters’ rights in the Merger.

If the Merger Agreement is adopted by SunLink’s shareholders, SunLink shareholders who do not vote in favor of the approval of the Merger Agreement and who properly demand payment of fair cash value of their shares of common stock may be entitled to dissenters’ rights in connection with the Merger under Title 14, Chapter 2, Article 13 of the Georgia Business Corporation Code (the “GBCC”). In addition, SunLink’s obligation to consummate the Merger is subject to the condition that the holders of not more than 2,000,000 shares of SunLink common stock (excluding directors and officers of SunLink and its subsidiaries) who are entitled to, have properly exercised, and not withdrawn or waived, dissenters’ rights with respect to their SunLink common stock in accordance with the GBCC prior to the effective date of the Merger.

We are subject to contractual restrictions while the Merger is pending, which could adversely affect our business and operations.

Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the effective time which may adversely affect our ability to execute certain business strategies, maintain business relationships, or manage risks associated with our business, operations, technology, infrastructure or compliance functions, including the ability in certain cases to acquire or dispose of assets, incur indebtedness, undertake capital expenditures, engage with regulators or settle actual or potential claims. Such limitations could adversely affect us prior to the effective time of the Merger.

Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Merger.

The announcement and pendency of the Merger could divert the attention of our management and cause disruptions in our business, which could have an adverse effect on our business and financial results.

Our management may be required to divert a disproportionate amount of attention away from their respective day-to-day activities and operations, and devote time and effort to consummating the Merger. The risks, and adverse effects, of such disruptions and diversions could be exacerbated by a delay in the completion of the Merger. These factors could adversely affect our financial position or results of operations, regardless of whether the Merger is completed.

We will incur direct and indirect costs as a result of the Merger.

We will incur substantial expenses in connection with and as a result of completing the Merger, including advisory, legal and other transaction costs, and, following the completion of the Merger, we expect to incur additional expenses in connection with combining the companies. A majority of these costs have already been incurred or will be incurred regardless of whether the Merger is completed. Factors beyond our control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately. Our management continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Merger. Although we expect that the realization of benefits related to the Merger will offset such costs and expenses over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential acquiror from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay a reimbursement fee to SunLink.

The Merger Agreement contains provisions that make it more difficult for us to engage in any alternative transaction with a third party. The Merger Agreement contains certain provisions that restrict our ability to, among other things, solicit or knowingly induce (including by providing any material non-public information concerning such party or any significant subsidiary to any person or group for the purpose of facilitating any proposals or offers relating to any Regional acquisition proposal) or knowingly assist any proposal or offer that constitutes or would reasonably be expected to lead to a Regional acquisition proposal or engage in any negotiations with respect thereto.

In some circumstances, upon termination of the Merger Agreement, we would be required to reimburse the other for all reasonable out-of-pocket fees and expenses incurred or paid by SunLink in connection with the negotiation of the Merger Agreement and the consummation of any of the transactions contemplated by the Merger Agreement in an amount not to exceed $250,000.

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of Regional or pursuing an alternative company transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share value than the value proposed to be received in the Merger or would result in greater value to Regional’s shareholders relative to the terms and conditions of the Merger Agreement. In particular, the reimbursement fee, if applicable, could result in a potential third-party acquiror or merger partner proposing to pay a lower price to the Regional shareholders than it might otherwise have proposed to pay absent such a fee.

The support and lock-up agreements could discourage a third party from pursuing an alternative transaction involving Regional.

In connection with the transactions contemplated by the Merger Agreement, on January 3, 2025, we entered into a support and lock-up agreement with SunLink and our directors and officers and a support and lock-up agreement with SunLink and certain directors and officers SunLink. The existence of the support and lock-up agreements could discourage a third party from pursuing an alternative transaction involving us.

Litigation that may be filed against Regional, SunLink, the members of the Regional Board, the members of the SunLink Board or the officers of Regional or SunLink could result in substantial costs and could adversely affect Regional’s and SunLink’s ability to complete the Merger on a timely basis or at all.

Shareholders of Regional and/or SunLink may file lawsuits against Regional, SunLink and/or the directors or officers of either company in connection with the Merger. One of the conditions to the closing of the Merger is no governmental entity of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any order or law which is in effect and which has the effect of making the Merger illegal or otherwise prohibiting consummation of the Merger or imposing, individually or in the aggregate, a burdensome condition. If any plaintiff were successful in obtaining an injunction prohibiting the completion of the Merger, then such injunction may delay or prevent the consummation of the Merger and could result in significant costs to Regional and/or SunLink, including any cost associated with the indemnification of directors and officers of each company. Regional and SunLink may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the Merger. Such litigation could have an adverse effect on our financial condition and results of operations and could prevent or delay the completion of the Merger. There has not been any shareholder litigation related to the Merger against Regional, SunLink or the directors or officers of either company, but such litigation could be instigated.

Sales of our common stock and Regional Series D Preferred Stock after the completion of the Merger may cause the market price of such shares to fall.

Based on the number of shares of SunLink common stock outstanding as of as of March 25, 2025 and assuming no adjustments for any Regional Debt Distress (as defined in the Merger Agreement), we expect to issue approximately 1,597,575 shares of our common stock to SunLink shareholders pursuant to the Merger and 100,000 shares of our common stock to Mr. Robert Thornton pursuant to an employment agreement to be entered into between Mr. Thornton and Regional at the closing of the Merger. The Regional Series D Preferred Stock is convertible at any time into our common stock at an initial exchange ratio of one share of our common stock for every [three] shares of Regional Series D Preferred Stock. The actual number of shares of our common stock to be issued and reserved for issuance pursuant to the Merger will be determined at completion of the Merger based on the exchange ratio, the number of shares of SunLink common stock outstanding at that time, and the number of additional shares of Regional Series D Preferred Stock issued, if any, as a result of any Regional Debt Distress. Based on the number of shares of SunLink common stock outstanding as of March 25, 2025, the number of shares of our common stock outstanding as of March 25, 2025 and 100,000 shares of our common stock to Mr. Robert Thornton, and assuming the absence of any Regional Debt Distress, it is expected that, immediately after completion of the Merger, former SunLink shareholders will own approximately 43% of the outstanding our common stock.

Many former SunLink shareholders may decide not to hold the shares of our common stock and Regional Series D Preferred Stock they will receive in the Merger. Such sales of our common stock and Regional Series D Preferred Stock could have the effect of depressing the market price for such shares, and may take place promptly following the Merger.

Risks Related to Regional and the Combined Company after Completion of the Merger

We may fail to realize all of the anticipated benefits of the Merger or those benefits may take longer to realize than expected.

The full benefits of the Merger may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the Merger could cause dilution to the earnings per share of Regional, decrease or delay the expected accretive effect of the Merger, and negatively impact the price of our common stock. In addition, there may be liabilities that we have underestimated or did not discover in the course of performing our due diligence investigation of SunLink.

There is a risk that the businesses of Regional and SunLink will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected, including the risk that we are unable to successfully integrate the SunLink pharmacy business of Carmichael’s Cashway Pharmacy.

Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the Merger.

The success of the Merger will depend in part on the combined company’s ability to retain the talent and dedication of key employees of each company. It is possible that these employees may decide not to remain with us or SunLink, as applicable, while the Merger is pending, or with the combined company following consummation of the Merger. If key employees of either company terminate their employment, or if an insufficient number of employees or sales representatives are retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating SunLink to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, we and SunLink may not be able to locate suitable replacements for any key employees that leave either company or offer employment to potential replacements on reasonable terms. Moreover, there could be disruptions to or distractions for the workforce and management, including disruptions associated with integrating employees into the combined company. No assurance can be given that the combined company will be able to attract or retain key employees to the same extent that those companies have been able to attract or retain their own employees in the past.

After the Merger, our shareholders will have a reduced ownership and voting interest in the combined company and may not realize a benefit from the Merger commensurate with their ownership dilution.

The Merger will dilute the ownership position of our shareholders and result in SunLink shareholders having an ownership stake in the combined company. Based on the number of shares of our common stock and SunLink common stock outstanding as of March 10, 2025, upon completion of the Merger, our current shareholders are expected to own approximately 57% of our outstanding common stock and former SunLink are expected to own approximately 43% of our outstanding common stock.

If the combined company is unable to fully and timely realize the strategic and financial benefits currently anticipated from the Merger, our shareholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

The market prices of our capital stock may decline as a result of the Merger.

The market prices of our capital stock may decline as a result of the Merger if, among other things, the costs of the Merger are greater than expected, we do not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts or the effect of the Merger on our financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts. Any of these events may make it more difficult for us to sell equity or equity-related securities and have an adverse impact on the prices of our capital stock.

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

Our cybersecurity risk management program includes:

•
physical, technological and administrative controls intended to support our cybersecurity and data governance framework, including controls designed to protect the confidentiality, integrity and availability of our key information systems and tenant, employee and other third-party information stored on those systems, such as access controls, encryption, data handling requirements and other
•
cybersecurity safeguards, and internal policies that govern our cybersecurity risk management and data protection practices;

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

As of December 31, 2024, we have not identified risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For an examination of cybersecurity threats that could potentially have a material impact on us, please refer to Part I, Item 1A., “Risk Factors” –“Cybersecurity incidents or other damage to the information systems and technology of us or our tenants could harm our business” in this Annual Report.”

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

Item 2. Properties

Owned and Leased Facilities

The following table provides summary information regarding our owned and leased facilities, that are in turn leased and subleased to third parties as of December 31, 2024:

Facility Name	Beds/Units	Structure	Operator Affiliation ¹
Alabama
Coosa Valley Health & Rehab	124	Owned	C.R. Management
Meadowood Retirement Village	90	Owned	RHP Operations ⁴
Subtotal (2)	214
Georgia
Autumn Breeze Healthcare Center	109	Owned	C.R. Management
Glenvue Health and Rehab	160	Owned	RHP Operations
Southland Healthcare and Rehabilitation Center	126	Owned	Beacon Health Management
Subtotal (3)	395
North Carolina
Mountain Trace Rehabilitation and Nursing Center	106	Owned	RHP Operations
Subtotal (1)	106
Ohio (b)
Eaglewood Village ³	95	Owned	Aspire Regional Partners
Eaglewood Care Center ³	85	Owned	Aspire Regional Partners
Hearth & Care of Greenfield	50	Owned	Aspire Regional Partners
Covington Care ²	75	Leased	Aspire Regional Partners
The Pavilion Care Center	50	Owned	Aspire Regional Partners
Subtotal (4)	355
South Carolina
Georgetown Healthcare & Rehabilitation	84	Owned	Oak Hollow Health Care Management
Sumter Valley Nursing and Rehab Center	96	Owned	Oak Hollow Health Care Management
Subtotal (2)	180
Total - All Facilities (12)	1,250

1. Indicates the operator with which the tenant of the facility is affiliated.

2. The Company leases one SNF and subleases it to Aspire Regional Partners.

3. Eaglewood Village and Eaglewood Care Center are co-located.

4. RHP Operations may utilize outside third party managers to provide day-to-day management services of the facility.

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

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Twelve Months Ended
Operating Metric (1)	March, 31, 2024	June, 30, 2024	September, 30, 2024	December, 31, 2024
Occupancy (%) (2)	69.4%	69.2%	68.9%	68.5%

(1)
Excludes three managed facilities in Ohio.
(2)
Occupancy percentages are based on licensed beds and exclude data related to the previously leased facilities.

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown:

		Licensed Beds		Annual Lease Revenue (1)
	Number of Facilities	Amount	Percent (%)	Amount ($) '000's	Percent (%)
2025	—	—	0.0%	$—	0.0%
2026	—	—	0.0%	—	0.0%
2027	—	—	0.0%	—	0.0%
2028	5	405	49.5%	16,752	41.2%
2029	—	—	0.0%	—	0.0%
2030	2	233	28.5%	13,931	34.3%
2031	—	—	0.0%	—	0.0%
2032	2	180	22.0%	9,952	24.5%
Thereafter	—	—	0.0%	—	0.0%
Total	9	$818	100.0%	$40,635	100.0%

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

The Company's common stock and Series A Preferred Stock was listed for trading on the NYSE American under the symbol “RHE” and "RHE-PA," respectively, up until February 05, 2025 when it was suspended as a result of not meeting certain listing requirements. Currently, the Company's common stock and Series A Preferred Stock are listed on the OTC Market under the symbol "RHEP" and "RHEPA," respectively. For further information, see Note 15 - Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report. Based on information supplied from our transfer agent, there were approximately 2,321 shareholders of record of the common stock as of March 25, 2025. Started trading on the OTCQB on March 24, 2025.

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

Issuer Purchases of Equity Securities

During the three months ended December 31, 2024, there were no open-market repurchases of the common stock or the Series A Preferred Stock.

For further information, see Note 11 - Common and Preferred Stock to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Regional Health Properties, Inc., a Georgia corporation, is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior housing. As of December 31, 2024, we had investments of approximately $52.8 million in eleven health care real estate facilities consisting of nine SNFs and two multi-service campuses (of which one multi-service campus contains two co-located properties) located in five states. We also lease one SNF which we sublease to a third-party operator.

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

We intend to increase revenue and income from operations through our Healthcare Services segment by taking back operations of our leased assets while reducing the size of our Real Estate segment. We intend to achieve these objectives primarily through partnerships directly or indirectly with health care operators, including investments in joint ventures with experienced skilled nursing operators.

Industry Trends

Our operations and our facility operations have been and are expected to continue to be impacted by economic and market conditions. Together with the ongoing impact of the COVID-19 pandemic, increases in interest rates, labor shortages, supply chain disruptions, high inflation and increased volatility in public equity and fixed income markets have led to increased costs and limited the availability of capital.

Recent Activities

On November 15, 2024, the Company and Vero entered into a Lease Termination Agreement relating to the lease of Mountain Trace Rehabilitation and Nursing Center. At the same time, we entered into a management agreement with CJM Advisors to provide day-to-day oversight of the facility operations.

For more information, see Note 1 – Summary of Significant Accounting Policies, Note 7 – Leases and Note 10 – Segment Results. to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and
Supplementary Data” in this Annual Report.

Results of Operations

Years Ended December 31, 2024 and 2023

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

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000's)	2024	2023	Amount	Percent
Revenues:
Patient care revenues	$11,273	$8,835	$2,438	27.6%
Rental revenues	7,005	7,069	(64)	(0.9)%
Management fees	—	1,050	(1,050)	(100.0)%
Other revenues	57	210	(153)	(72.9)%
Total revenues	18,335	17,164	1,171	6.8%
Expenses:
Patient care expense	9,442	7,979	1,463	18.3%
Facility rent expense	594	594	—	—
Cost of management fees	—	595	(595)	(100.0)%
Depreciation and amortization	2,062	2,255	(193)	(8.6)%
General and administrative expense	5,408	5,412	(4)	(0.1)%
Credit loss expense	668	1,150	(482)	(41.9)%
Total expenses	18,174	17,985	189	1.1%
Income (loss) from operations	161	(821)	982	(119.6)%
Other (income) expense:
Interest expense, net	2,710	2,751	(41)	(1.5)%
Other expense, net	669	316	353	111.7%
Total other expense, net	3,379	3,067	312	10.2%
Net loss	$(3,218)	$(3,888)	$670	(17.2)%

Year Ended December 31, 2024, Compared with Year Ended December 31, 2023:

Patient care revenues— Patient care revenues for our Healthcare Services segment, increased by approximately $2.5 million, or 27.6%, to $11.3 million for the year ended December 31, 2024 from approximately $8.8 million for the year ended December 31, 2023. The increase was due to an increase in patient reimbursement rates and facility census and the transition of the Mountain Trace facility to the Healthcare Services segment.

Rental revenues.— Total rental revenue decreased by approximately $0.1 million, or 0.9%, to $7.0 million for the year ended December 31, 2024, compared with $7.1 million for the year ended December 31, 2023. The decrease was due to the transitioning the Mountain Trace facilities to our Healthcare Services segment. For further information see Note 7 - Leases, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” included in this Annual Report.

Management fees.— Total management fees decreased by 100% as the one contract to manage three facilities ended on December 31, 2023.

Other revenues—Other revenues decreased by approximately $0.1 million, or 72.9%, to $0.1 million for the year ended December 31, 2024, compared with approximately $0.2 million for the year ended December 31, 2023. The decrease in revenue is due to the December 2023 release of rent liability by Rookwood, the Covington landlord, for satisfying performance terms of the Covington lease.

Patient care expense—Patient care expense increased by approximately $1.5 million, or 18.3%, to $9.4 million for the year ended December 31, 2024, compared with $8.0 million for the year ended December 31, 2023. The increase in patient care expense is primarily due to increase in staff wages and transitioning the Mountain Trace facility. .

Facility rent expense—Facility rent remained consistent totaling $0.6 million for the year ended December 31, 2024 and 2023.

Depreciation and amortization—Depreciation and amortization decreased by approximately $0.2 million, or 8.6%, to $2.1 million for the year ended December 31, 2024, compared with $2.3 million for the year ended December 31, 2023. The decrease is primarily due to the reduction in depreciation from fully depreciated equipment and computer related assets in the current year.

General and administrative— General and administrative costs decreased by $0.0 million, or 0.1%, to $5.4 million for the year ended December 31, 2024, compared with $5.4 million for the year ended December 31, 2023. Despite the modest overall change, the change between segments was higher. For the Real Estate segment, the lack of expense related to the management of the UVMC properties in 2024 was the primary driver of the year over year change. For the Healthcare Services segment, the increase in cost was driven predominantly by increased costs associated with the transitioning the of the Mountain Trace facility.

The following table presents our general and administrative expenses by segment:

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000’s)	2024	2023	Amount	Percent
General and administrative expenses:
Real Estate Segment	$3,677	$4,202	$(525)	(12.5)%
Healthcare Services	1,731	1,210	521	43.1%
Total	$5,408	$5,412	$(4)	(0.1)%

Credit loss expense—Credit loss expense decreased by approximately $0.5 million, or 41.9%, to approximately $0.7 million, for the year ended December 31, 2024, compared with $1.2 million for the year ended December 31, 2023. This decrease in expense is primarily due to improved collections in our Healthcare Services segment, which were offset by a write off of approximately $0.4 million of notes receivable at Lumber City.

The following table presents our credit loss expense by segment:

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000’s)	2024	2023	Amount	Percent
Credit loss expense:
Real Estate Segment	$370	$175	$195	111.4%
Healthcare Services (private payor)	298	975	(677)	(69.4)%
Total	$668	$1,150	$(482)	(41.9)%

Interest expense, net—Interest expense, net decreased by approximately $0.0 million, or 1.5%, to $2.7 million for the year ended December 31, 2024, compared with $2.8 million for the year ended December 31, 2023. The decrease was from the variable rate debt for the Mountain Trace and Southland mortgages. See Note 9 – Notes Payable and Other Debt to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data.” of this Annual Report.

Other expense, net— Other expense, net remained consistent totaling $0.7 million for the years ended December 31, 2024 and 2023.

NON-GAAP Financial Measures

The following table summarizes the Company's non-GAAP financial measure of results based on EBITDA for the years ending December 31, 2024 and 2023. EBITDA attributable to the Company's financial measure represents net income (loss) before interest expense (including amortization of deferred financing costs), provision for income tax, amortization of stock-based compensation, and depreciation and amortization. Adjusted EBITDA represents EBITDA further adjusted to eliminate the impact of certain items that the Company does not consider indicative of core operating performance, such as recovery of previously reversed rent, lease termination revenue, gains or losses from dispositions of real estate, real estate impairment charges, provision for loan losses, non-routine transaction costs, loss on extinguishment of debt, unrealized loss on other real estate related investments and provision for credit losses and lease restructuring, as applicable.

	Year Ended December 31,
(Amounts in 000’s)	2024	2023
Net loss	$(3,218)	$(3,888)
Depreciation and amortization	2,062	2,255
Interest expense, net	2,710	2,751
Amortization of employee stock compensation	114	357
Provision for income tax	(18)	—
EBITDA	1,650	1,475
Credit loss expense	668	1,150
Gain (loss) from write-off of liabilities and other credit balances from discontinued operations	182	(531)
Expenses related to preferred stock recapitalization	—	781
Other one-time costs	587	286
Project costs	89	270
Tail insurance on legacy facilities	318	510
Adjusted EBITDA from operations	$3,494	$3,941
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

Management anticipates access to several sources of liquidity, including but not limited to: cash on hand, collection of patient and rent accounts receivable, debt refinancing, and debt borrowings, asset sales, and/or through the sale of additional securities or otherwise during the twelve months from the date of this filing. At December 31, 2024, the Company had $0.6 million in unrestricted cash and $3.4 million of net accounts receivable, consisting of patient and rent account receivables, which the Company plans to collect over the next twelve months. See Note 15 – Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report for information on the Company's press release on January 6, 2024 announcing the execution of an Agreement and Plan of Merger.

During the year ended December 31, 2024, the Company's cash provided by operating activitiesc was $1.9 million primarily due to the timing of accounts payable and accrued expense payments.. The Company is seeking collection of the past due rent. In addition, management is working to expedite the time it takes to collect and receive aged patient receivables. Cash flow from operations in the future will be based on the operational performance of the facilities the Company's operates: Glenvue, Meadowood and Mountain Trace.

On January 6, 2025, the Company and SunLink Health Systems, Inc., a Georgia corporation (“SunLink”), issued a joint press release announcing the execution of an Agreement and Plan of Merger, dated as of January 3, 2025 (the “Merger Agreement”), by and between Regional and SunLink, pursuant to which, upon the terms and subject to the conditions set forth therein, SunLink will merge with and into Regional in exchange for the issuance of an aggregate of 1,410,000 shares of Regional common stock and 1,410,000 shares of Regional’s newly-authorized Series D 8% Cumulative Convertible Redeemable Preferred Stock with a liquidation preference of $10 per share. The merger has been approved unanimously by each company’s board of directors and completion of the transaction is subject to the receipt of the approvals of the shareholders of both Regional and SunLink, regulatory approvals and satisfaction of customary closing conditions, with Regional continuing as the surviving entity. Upon closing of the Merger transaction, the Company's shareholders will own approximately 57% of the combined company. For further information, see Note 15 - Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

The Company's common stock and Series A Preferred Stock ("securities") was listed for trading on the NYSE American under the symbol “RHE” and "RHE-PA," respectively, up until February 05, 2025 when it was suspended from trading as a result of not meeting certain listing requirements. Currently, the Company's common stock and Series A Preferred Stock are listed on the OTC Market under the symbol "RHEP" and "RHEPA," respectively. On the OTC Market, selling our common stock and Series A Preferred Stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and any security analysts’ coverage of us may be reduced. In addition, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in such securities, further limiting the liquidity of the common stock and Series A Preferred Stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our securities. Such suspension from the NYSE American and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions. Any such limitations on our ability to raise debt and equity capital could prevent us from making future investments and satisfying maturing debt commitments.For further information, see Note 15 - Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Series A Preferred Stock Exchange Offer

In connection with the completion of the Exchange Offer and the implementation of certain amendments to the Charter, the liquidation preference of the Series A Preferred Stock was reduced, accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and future dividends on the Series A Preferred Stock were eliminated. As a result, $50.4 million in accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and, as of December 31, 2024 and December 31, 2023, there are no accumulated and unpaid dividends on the Series A Preferred Stock. Costs associated with these efforts have been expensed as incurred in “General and administrative expenses" and were $0.9 million for the year ended December 31, 2023. For further information regarding the Exchange Offer, see Note 11 – Common and Preferred Stock to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Debt

On October 25, 2024, the Company received a notice of acceleration and demand for payment from the lenders of Southland stating that the covenants of the deed of trust have been violated for failure to pay principal and interest. The lender accelerated the maturity dates and is requesting for the loans to be paid in full plus unpaid interest and late fees immediately.

On November 8, 2024, the Company obtained a $0.5 million line of credit with Exchange Bank. The line of credit accrues interest at 7.75% per annum with interest only payments payable monthly. As of December 31, 2024, the amount borrowed under the line of credit was $0.5 million and is included in "Other debt, net" on our audited consolidated balance sheets included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

On November 22, 2024, the Company and Erin Property Holdings, LLC (the “Borrower”) entered into two Forbearance Agreements (the “Forbearance Agreements”) with Cadence Bank, N.A. (the “Lender”) relating to certain defaults by the Company and the Borrower under the loan agreements in the principal amount of $5.0 million due on July 27, 2036 (the “USDA Note”) and the principal amount of $0.8 million due on July 27, 2036 (the “SBA Note” and, together with the USDA Note, the “Notes”) that were issued by the Borrower to the Company to reflect payment obligations pursuant to the Security Agreement, dated as of July 27, 2011 (the “Security Agreement”), between the Borrower and the Lender.

Pursuant to the Forbearance Agreements, (a) the Borrower agreed to make payments of $318,044 toward the USDA Note, $47,872 toward the SBA Note and $22,000 for estimated attorney fees incurred by the Lender no later than November 22, 2024, and (b) the Company and the Lender agreed, subject to the terms and conditions set forth in the Forbearance Agreements, to forbear from exercising its rights and remedies on account of the failure by the Company and the Borrower to pay the amounts due under the USDA Note and SBA Note by the expiration of the period (“Forebearance Period”) of May 22, 2025.

During the Forebearance Period, the Company and the Borrower shall make monthly payments of principal and interest in accordance with the terms of the USDA Note and the SBA Note with interest continuing to accrue in accordance with the terms of the Notes which amounts shall remain the obligation of the Company and the Borrower.

The remaining balances of the USDA Note and the SBA Note will be due at the end of the Forbearance Period and include all principal, interest, late charges and statutory attorney's fees.

Debt Refinance. For the years ended December 31, 2024 and December 31, 2023, the Company did not refinance any debt.

Debt Modification. For the years ended December 31, 2024 and December 31, 2023, the Company did not modify any debt.

As of December 31, 2024, the Company had $49.7 million in indebtedness, net of $1.0 million deferred financing and unamortized discounts. The Company anticipates net principal repayments of approximately $7.0 million during the next twelve-month period, which include approximately $1.4 million of routine debt service amortization, approximately $1.3 million payments on other non-routine debt, $4.1 million of debt due from forbearance agreement, and a $0.2 million payment of bond debt.

For further information see Note – 9 Notes Payable and Other Debt to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Notes Receivable

Peach Health Group

In connection with a master sublease agreement as amended on March 30, 2018, originally dated June 18, 2016, that the Company entered into with affiliates of Peach Health, the Company extended a line of credit to Peach Health (the “Peach Line”), which was subordinated to a line of credit extended to Peach Health by a third-party lender (the “Peach Working Capital Facility”). On August 27, 2020, subsequent to Peach Health repaying their Peach Working Capital Facility, the Company and Peach Health modified the Peach Line to: (i) reduce the then-outstanding $1.3 million balance under the Peach Line to approximately $0.5 million, in connection with which Peach Health paid to the Company $0.45 million in cash and the Company accepted $0.35 million non-cash payment in exchange for Peach Health assuming from the Company certain bed tax liabilities related to facilities their affiliates operate; (ii) extend the maturity date of the Peach Line to August 1, 2025; (iii) decrease the interest rate from 16.5% to 8% per annum; and (iv) Peach Health agreed not to pledge, hypothecate or grant any security interest in their collateral to any other party, other than their current arrangement with the U.S. Small Business Administration (the “SBA”), without the Company’s prior written consent. The remaining balance under the Peach Line will be paid by Peach Health to the Company in 60 equal monthly installments. As of December 31, 2023, in accordance with the Peach Line terms, 20 such installments remain. In August 2024, the Company agreed to net the amount owed to Peach against the balance on the Peach Line to the Company. As of December 31, 2024, there are no remaining installment payments due under the Peach Line.

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

Beacon Health Management

In May 2022, in connection with the Operations Transfer Agreement for Lumber City, Beacon Health and the Company entered into a promissory note in the amount of $546,690. Under the terms of this promissory note, the balance was to be paid over 24 months in the amount of $24,000 per month, and the principal balance to accrue interest at the rate of 8% annually. In September 2024, the Company wrote off $395,000 of the promissory note as a credit loss expense . As of December 31, 2024, the principal note receivable balance remaining is $150,690.

On August 11, 2023, the Company and its former tenant, SL SNF, LLC, entered into a lease amendment (the “Amendment”) regarding the Southland facility. The amendment reduces the monthly rent to $43,000 effective April 1, 2023 and includes a $312,000 promissory note (the “Promissory Note”). Under the terms of the Promissory Note, the principal sum plus all accrued interest, accruing on the unpaid principal balance at a rate of 8% per annum, is due and payable on December 1, 2024, with minimum monthly payments of principal and interest of $18,353 per month beginning on July 1, 2023. As of December 31, 2024, the principal note receivable balance remaining is $218,148.The lease termination date under the amendment is October 31, 2024. SL SNF, LLC and the Company agreed to work collaboratively towards a orderly transition of the facility back to the Company. See Note 15 – Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report for information

The Company made no acquisitions or dispositions during the years ended December 31, 2024 and December 31, 2023.

For further information, see Note 1 – Summary of Significant Accounting Policies, and Note 9 – Notes Payable and Other Debt, to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Cash Flows

During the years ended December 31, 2024 and 2023, the Company's cash provided by operating activities of $1.9 million and $3.7 million, primarily due to the timing of accounts payable and accrued expense payments. The Company is seeking collection of the past due rent from one of its operators. In addition, management is working to expedite the time it takes to collect and receive aged patient receivables. Cash flow from operations in the future will be based on the operational performance of the facilities under the company's management, Glenvue, Meadowood and Mountain Trace.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Twelve Months Ended December 31,
(Amounts in 000’s)	2024	2023
Net cash provided by operating activities	$1,943	$3,712
Net cash used in investing activities	(530)	(958)
Net cash used in financing activities	(2,125)	(2,479)
Net change in cash and restricted cash	(712)	275
Cash and restricted cash at beginning of year	4,184	3,909
Cash and restricted cash, ending	$3,472	$4,184

Year Ended December 31, 2024

Net cash provided by operating activities for the year ended December 31, 2024 was approximately $1.9 million, consisting primarily of non-cash net expenses of $2.3 million and net changes in our working capital accounts totaling $2.8 million offset by our net loss of $3.2 million.

Net cash used in investing activities for the year ended December 31, 2024, was approximately $0.5 million. The negative cash flow was mainly from new equipment, and finished capital expense projects.

Net cash used in financing activities for the year ended December 31, 2024 was approximately $2.2 million, consisting of routine repayments totaling $1.4 million towards our senior debt obligations and other debt payments of $1.2, offset by other debt proceeds of $0.4.

Year Ended December 31, 2023

Net cash provided by operating activities for the year ended December 31, 2023 was approximately $3.7 million, consisting primarily of non-cash expenses and changes in our working capital accounts totaling $7.8 million offset by our net loss of approximately $4.0 million.

Net cash used in investing activities for the year ended December 31, 2023 was approximately $1.0 million. These capital expenditure were primarily purchased from escrow funds funded by our operators.

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

Notes Payable and Other Debt

Notes payable and other debt consists of the following:

Amounts in (000's)	December 31, 2024	December 31, 2023
Senior debt—guaranteed by HUD	$28,146	$28,979
Senior debt—guaranteed by USDA (a)	6,988	7,259
Senior debt—guaranteed by SBA (b)	533	557
Senior debt—bonds	5,970	6,117
Senior debt—other mortgage indebtedness	7,728	8,001
Other debt	1,349	889
Sub Total	50,714	51,802
Deferred financing costs	(886)	(954)
Unamortized discounts on bonds	(107)	(113)
Notes payable and other debt	$49,721	$50,735

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

Scheduled Minimum Debt Principal payments and Maturity payments

The schedule below summarizes the scheduled gross minimum principal payments and maturity payments as of December 31, 2024 for each of the next five years and thereafter.

Amounts in (000's)
2025	$7,010
2026	8,613
2027	1,322
2028	1,393
2029	1,469
Thereafter	30,907
Subtotal	50,714
Less: Deferred financing costs	(886)
Less: Unamortized discounts on bonds	(107)
Total notes payable and other debt	$49,721

Debt Covenant Compliance

As of December 31, 2024, the Company had approximately 16 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities, or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements (the “Financial Covenants”). The Company routinely tracks and monitors its compliance with its covenant requirements.

Included in several of the Company’s loan agreements are administrative covenants requiring that a set of audited financial statements be provided to the guarantor within 90 days of the end of each fiscal year (the “Administrative Covenants”).

At December 31, 2024, the Company was in compliance with the various Financial and Administrative Covenants under the Company's outstanding credit related instruments with the exception of a notice of default under one USDA loan secured by the Southland and an SBA loan secured by Southland. On October 25, 2024, the Company received a notice of acceleration and demand for payment from the lenders of Southland stating that the covenants of the deed of trust have been violated for failure to pay principal and interest. The lender accelerated the maturity dates and is requesting for the loans to be paid in full plus unpaid interest and late fees immediately. On November 22, 2024, the Company and Erin Property Holdings entered into two Forbearance Agreements with the lender relating to certain defaults by the Company and the Borrower under the loan agreements.

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

As of December 31, 2024 and December 31, 2023, the Company reserved for approximately $0.1 million and $2.1 million, respectively, of uncollected receivables. We continually evaluate the adequacy of our bad debt reserves based on aging of older balances, payment terms and historical collection trends. Accounts receivable, net totaled $3.4 million at December 31, 2024 compared with $1.4 million at December 31, 2023.

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	December 31, 2024	December 31, 2023
Gross receivables
Real Estate Segment	$1,576	$693
Healthcare Services	1,927	2,750
Subtotal	3,503	3,443
Allowance
Real Estate Segment	(71)	-
Healthcare Services	(70)	(2,040)
Subtotal	(141)	(2,040)
Accounts receivable, net of allowance	$3,362	$1,403

Off-Balance Sheet Arrangements

Guarantee

On November 30, 2018, the Company subleased five of the Company’s facilities located in Ohio (the “Aspire Facilities”) to affiliates of Aspire, pursuant to those subleases (the “Aspire Subleases”), whereby the Aspire affiliates took possession of, and commenced operating, the Aspire Facilities as subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Aspire Facilities are comprised of: (i) a 94-bed skilled nursing facility located in Covington, Ohio (the “Covington Facility”); (ii) an 80-bed assisted living facility located in Springfield, Ohio (the “Eaglewood ALF Facility”); (iii) a 99-bed skilled nursing facility located in Springfield, Ohio (the “Eaglewood Care Center Facility”); (iv) a 50-bed skilled nursing facility located in Greenfield, Ohio (the “H&C of Greenfield Facility”); and (v) a 50-bed skilled nursing facility located in Sidney, Ohio (the “Pavilion Care Facility”). Pursuant to the Aspire Subleases, the Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the consolidated financial statements at December 31, 2024.

Operating Leases

As of December 31, 2024, the Company leases one SNF under a non-cancelable lease, which has a rent escalation clause and provisions for payments of real estate taxes, insurance and maintenance costs; the SNF is leased by the Company and then subleased to and operated by a third-party operator.

The Company also leased certain office space located in Suwanee, Georgia through the termination date of June 30, 2023. Effective July 1, 2023, the Company signed a sublease for 2,000 sq ft of office space in Atlanta, Georgia. The sublease expires on July 31, 2025.

As of December 31, 2024, the Company is in compliance with all operating lease financial covenants.

Future minimum lease payments for each of the next five years and thereafter ending December 31 are as follows:

(Amounts in 000's)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2025	$672	$(175)	$497
2026	658	(134)	524
2027	671	(91)	580
2028	685	(42)	643
2029	230	(2)	228
Total	$2,916	$(444)	$2,472

(1)
Weighted average discount rate 7.98%

For a further description of the Company’s operating leases, see Note 7 - Leases to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Leased and Subleased Facilities to Third-Party Operators

As of December 31, 2024, ten facilities (nine owned by us and one leased to us) are leased or subleased on a triple net basis, meaning that the lessee (i.e., the third-party operator of the property, or the Company with respect to the operated facilities) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.

Future minimum lease receivables for each of the next five years and thereafter ending December 31 are as follows:

(Amounts in 000's)
2025	$6,141
2026	6,233
2027	6,327
2028	6,161
2029	3,380
Thereafter	4,747
Total	$32,989

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

		Expiration	2024 Cash
Facility Name ¹	Operator Affiliation	Date	Annual Rent
			(Thousands)
Owned ³
Eaglewood Village	Aspire Regional Partners	11/30/2028	$630
Eaglewood Care Center	Aspire Regional Partners	11/30/2028	831
Hearth & Care of Greenfield	Aspire Regional Partners	11/30/2028	372
The Pavilion Care Center	Aspire Regional Partners	11/30/2028	347
Southland Healthcare ²	Beacon Health Management	10/31/2024	430
Autumn Breeze Healthcare Center	C.R. Management	9/30/2030	986
Coosa Valley Health & Rehab	C.R. Management	8/31/2030	1,099
Georgetown Healthcare & Rehabilitation	Oak Hollow Health Care Management	3/31/2030	344
Sumter Valley Nursing and Rehab Center	Oak Hollow Health Care Management	3/31/2030	602
Subtotal Owned Facilities (9)			$5,641
Leased
Covington Care Center	Aspire Regional Partners	11/30/2028	$831
Subtotal Leased Facilities (1)			$831
Total (10)			$6,472

(1)
Represents the number of facilities which are leased or subleased to separate tenants, which tenants are affiliates of the entity named in the table above. See “Portfolio of Healthcare Investments” in Part I, Item 1, “Business” in this Annual Report.
(2)
Southland lease revenue is recognized when received
(3)
The Mountain Trace facility was transferred back to the Company on November 15, 2024.

For a detailed description of each of the Company’s leases, see Note 7- Leases and Note 2- Liquidity to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Professional and General Liability

As of the date of filing this Annual Report, the Company was named in two lawsuits pertaining to facilities it transitioned operations to other entities as a lessor in 2015 ("the transition"). Even though the residents were not part of our dates of service as the operator of the buildings, the lawsuits claim the Company knew the new operator had a history of providing poor patient care and therefore should not have leased or sold the premises to the new operator. In August 2024, both suits were non-suited by the plaintiff and the matters were dismissed without prejudice and the plaintiff has until August of 2025 to re-file the lawsuit. We do not believe there is any basis in law or fact to hold the previous operator/ lessor liable, and as a result management has concluded that the likelihood of a material adverse result should be remote. Despite our confidence in our legal position, we have to acknowledge that jurors sometimes follow sympathy rather than the law. For further information, Note 13 – Commitments and Contingencies to our audited consolidated financial statements included in Part II.

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

The Company maintains insurance for professional and general liability claims for its Healthcare Services segment however, for claims prior to January 1, 2020, the Company is self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the transition. The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses” in the Company’s audited consolidated balance sheets of $0.1 million and $0.1 million at December 31, 2024, and December 31, 2023, respectively.

Accordingly, the self-insurance reserve accrual primarily reflects the Company’s estimate of settlement amounts for the pending actions, as appropriate and legal costs of settling or litigating the pending actions, as applicable. These amounts are expected to be paid over time as the legal proceedings progress. The duration of such legal proceedings could be greater than one year subsequent to the year ended December 31, 2024; however management cannot reliably estimate the exact timing of payments.

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

Revenue Recognition and Allowances

Patient Care Revenue. The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) requires a company to recognize revenue when the company transfers control of promised goods and services to a customer. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. Revenue from our Healthcare Services business segment is derived from services rendered to patients in the Glenvue, Meadowood and Mountain Trace Facilities. The Company receives payments from the following sources for services rendered in our facilities: (i) the federal government under the Medicare program administered by CMS; (ii) state governments under their respective Medicaid and similar programs; (iii) commercial insurers; and (iv) individual patients and clients. The vast majority (greater than 90%) of the revenue the Company has recognized is from government sources. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and other price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. The Company recognizes revenue at the amount that reflects the consideration the Company expects to receive in exchange for the services provided. These amounts are due from residents or third-party payors and include variable consideration for retroactive adjustments from estimated reimbursements, if any, under reimbursement programs. Performance obligations, such as providing room and board, wound care, intravenous drug therapy, physical therapy, and quality of life activities amongst others, are determined based on the nature of the services provided. Revenue is recognized as performance obligations are satisfied. Estimated uncollectible amounts due from patients are generally considered implicit price concessions that are a direct reduction to net patient care revenues.

Triple-Net Leased Properties. The Company’s triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is probable. FASB Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, as codified in ASC 606, does not apply to rental revenues, which is a significant source of the Company’s revenue. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in straight-line rent receivable on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one or more tenant(s) of the Company’s facilities, rental income for the affected facilities is recognized only upon cash collection, and any accumulated straight-line rent receivable is expensed in the period in which the Company deems rent collection to no longer be probable. For additional information with respect to such facilities, see Note 7 - Leases to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

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

As of December 31, 2024, and December 31, 2023, the Company reserved for approximately $0.1 million and $2.1 million, respectively, of uncollected receivables. Accounts receivable, net totaled $3.4 million at December 31, 2024 compared with $1.4 million at December 31, 2023.

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

Asset Impairment

We review the carrying value of long-lived assets that are held and used in our operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. We estimate the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and identified no material asset impairment during the years ended December 31, 2024 and 2023.

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

Self-Insurance Reserve

The Company maintains insurance for professional and general liability claims for its Healthcare Services segment, which includes the Tara Facility or any other facility, such as the Meadowood, Glenvue and Mountain Trace Facilities which the Company currently operates, however for claims prior to January 1, 2020, the Company is self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the transition. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company’s estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 8 – Accrued Expenses and Note 13 - Commitments and Contingencies to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Income Taxes

As required by ASC Topic 740, “Income Taxes”, we established deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates in effect when such temporary differences are expected to reverse. When necessary, we record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2024, the Company has a valuation allowance of approximately $21.2 million. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. ASC 740 provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

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

In determining the need for a valuation allowance, the annual income tax rate, or the need for and magnitude of liabilities for uncertain tax positions, we make certain estimates and assumptions. These estimates and assumptions are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. Due to certain risks associated with our estimates and assumptions, actual results could differ. Judgment is required in evaluating uncertain tax positions. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the “more-likely-than-not recognition threshold” it is measured to determine the amount of benefit to recognize in the financial statements. The Company classifies unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as liabilities in the consolidated balance sheets. As of December 31, 2024, the Company has a full valuation allowance on all deferred tax balances.

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

To the Board of Directors and Stockholders
Regional Health Properties, Inc.

Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Regional Health Properties, Inc.(the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Patient Care Revenue Recognition

Description of Matter

The Company had $11.3 million in patient care revenues for the year ended December 31, 2024. As disclosed in the Note 1 to the consolidated financial statements, the Company provides patient care services to customers and receives payments for those services from Medicare, Medicaid, commercial insurers, and individual patients. Net revenues are recorded at the transaction price, which the Company determines based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration, such as implicit price concessions. Management estimates variable consideration using the expected value method, based on both historical and current information, which includes contractual agreements, discount policies, and historical reimbursement experience. The Company may constrain the estimated variable consideration included in the transaction price.

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

Going Concern

Description of Matter

As described further in Note 2 to the consolidated financial statements, the Company has incurred losses during the year ended December 31, 2024, and expects to incur additional losses in the future. Currently management’s forecasts and related assumptions illustrate their ability to sufficiently fund operations and satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date.

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

•
Tested the reasonableness of the forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the consolidated financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, and the Company’s financing arrangements in place as of the report date.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2018.

Atlanta, Georgia

March 31, 2025

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)

	12/31/2024	12/31/2023
ASSETS
Property and equipment, net	$33,489	$34,744
Assets held for sale, net	10,334	10,593
Cash	582	953
Restricted cash	2,890	3,231
Accounts receivable, net of allowances of $141 and $2,040	3,362	1,403
Prepaid expenses and other	633	613
Notes receivable	369	1,044
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	69	87
Right-of-use operating lease assets	2,154	2,556
Goodwill	1,585	1,585
Straight-line rent receivable	2,527	2,901
Total assets	$60,465	$62,181
LIABILITIES AND EQUITY
Senior debt, net	$34,287	$35,885
Debt related to assets held for sale, net	8,234	7,970
Bonds, net	5,851	5,991
Other debt, net	1,349	889
Accounts payable	3,695	2,493
Accrued expenses	5,414	4,060
Operating lease obligation	2,472	2,917
Other liabilities	2,082	1,791
Total liabilities	63,384	61,996
Commitments and Contingencies (Note 13)
Stockholders' equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,890 and 1,850 shares issued and 1,879 and 1,839 shares outstanding at December 31, 2024 and December 31, 2023, respectively	63,173	63,059
Preferred stock, no par value; 5,000 shares authorized (including amounts authorized for Series A and Series B); shares issued and outstanding designated as follows:
Preferred stock, Series A, no par value; 559 shares authorized, issued and outstanding at December 31, 2024 and December 31, 2023, with a redemption amount $426 at December 31, 2024 and December 31, 2023	426	426
Preferred stock, Series B, no par value; 2,812 shares authorized; 2,252 shares issued and outstanding at December 31, 2024 and December 31, 2023, with a redemption amount $18,602 at Deceember 31, 2024 and December 31, 2023	18,602	18,602
Accumulated deficit	(85,120)	(81,902)
Total stockholders' (deficit) equity	(2,919)	185
Total liabilities and stockholders' (deficit) equity	$60,465	$62,181

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

	Year Ended December 31,
	2024	2023
Revenues:
Patient care revenues	$11,273	$8,835
Rental revenues	7,005	7,069
Management fees	—	1,050
Other revenues	57	210
Total revenues	18,335	17,164
Expenses:
Patient care expense	9,442	7,979
Facility rent expense	594	594
Cost of management fees	—	595
Depreciation and amortization	2,062	2,255
General and administrative expense	5,408	5,412
Credit loss expense	668	1,150
Total expenses	18,174	17,985
Income (loss) from operations	161	(821)
Other (income) expense:
Interest expense, net	2,710	2,751
Other expense, net	669	316
Total other expense, net	3,379	3,067
Net loss	(3,218)	(3,888)
Preferred stock dividends - gain on extinguishment	—	43,395
Net (loss) profit attributable to Regional Health Properties, Inc. common stockholders	$(3,218)	$39,507
Net (loss) profit per share of common stock attributable to Regional Health Properties, Inc.:
Basic	$(1.73)	$21.05
Diluted	$(1.73)	$21.05
Weighted average shares of common stock outstanding:
Basic	1,858	1,877
Diluted	1,858	1,877

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

	Shares of Common Stock Outstanding	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock A, no par value	Preferred Stock B, no par value	Accumulated Deficit	Total
Balance, December 31, 2022	1,784	2,812	—	(9)	$62,702	$62,423	$—	$(121,409)	$3,716
Restricted stock issuance	99	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	357	—	—	—	357
Forfeitures of stock-based awards	(44)	—	—	(2)	—	—	—	—	—
Extinguishment of Series A to Series B	—	(2,252)	—	—	—	(61,997)	—	—	(61,997)
Exchange of Series A to Series B	—	—	2,252	—	—	—	18,602	43,395	61,997
Net loss	—	—	—	—	—	—	—	(3,888)	(3,888)
Balance, December 31, 2023	1,839	560	2,252	(11)	$63,059	$426	$18,602	$(81,902)	$185
Restricted stock issuance	65	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	114	—	—	—	114
Forfeiture of stock-based awards	(25)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(3,218)	(3,218)
Balance, December 31, 2024	1,879	560	2,252	(11)	$63,173	$426	$18,602	$(85,120)	$(2,919)

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,218)	$(3,888)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,062	2,255
Stock-based compensation expense	114	357
Rent expense in excess of cash paid	(44)	(17)
Rent revenue in excess of cash received	(535)	199
Amortization of deferred financing costs, debt discounts and premiums	74	75
Credit loss expense	668	1,150
Changes in operating assets and liabilities:
Accounts receivable	(1,718)	3,545
Prepaid expenses and other assets	1,692	1,152
Accounts payable and accrued expenses	2,556	(1,776)
Other liabilities	292	660
Net cash provided by operating activities	1,943	3,712
Cash flows from investing activities:
Purchase of property and equipment	(530)	(958)
Net cash used in investing activities	(530)	(958)
Cash flows from financing activities:
Payment of senior debt	(1,402)	(1,357)
Deferred financing costs	—	(17)
Payment of other debt	(1,153)	(1,105)
Proceeds from other debt	430	—
Net cash used in financing activities	(2,125)	(2,479)
Net change in cash and restricted cash	(712)	275
Cash and restricted cash, beginning	4,184	3,909
Cash and restricted cash, ending	$3,472	$4,184

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

	Year Ended December 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash interest paid	$2,652	$2,668
Supplemental disclosure of non-cash activities:
Reclassification from accounts receivable to notes receivable	—	312
Exchange of preferred stock Series A to Series B	—	18,602
Gain on extinguishment of preferred stock	—	43,395
Vendor-financed insurance	1,036	1,170
Building improvements financed with note payable	126	—

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Business Overview

Regional Health Properties, Inc.'s (the "Company" or "Regional Health") predecessor was incorporated in Ohio on August 14, 1991, under the name Passport Retirement, Inc. In 1995, Passport Retirement, Inc. acquired substantially all of the assets and liabilities of AdCare Health Systems, Inc. and changed its name to AdCare Health Systems, Inc. ("AdCare"). AdCare completed its initial public offering in November 2006, relocated its executive offices and accounting operations to Georgia in 2012, and changed its state of incorporation from Ohio to Georgia in December 2013. Regional Health Properties, Inc. is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior housing. The Company's business primarily consists of leasing such facilities to third-party tenants, which operate the facilities. The Company has two primary reporting segments: (i) Real Estate, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants, and (ii) Healthcare Services segment, which consists of the operation of the Glenvue, Meadowood and Mountain Trace facilities. Effective August 3, 2023, the Company’s 12.5% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Stock”) is quoted on the OTC Markets Group, Inc.’s OTCQB Venture Market under the symbol “RHEPB”.

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. Significant estimates include patient care revenues, rent revenues, allowance for doubtful accounts and credit losses, contractual allowances for Medicaid, Medicare, and managed care reimbursements, deferred tax valuation allowance, valuation of goodwill and other long-lived assets, and cash flow projections. Actual results could differ materially from those estimates.

Reclassifications

A reclassification has been made to certain expenses reported on the consolidated statements of operations in the prior period in order to conform to the current period's presentation. The reclassifications had no impact on net loss or cash flows from operations for the year ended December 31, 2023.

Principles of Consolidation

The consolidated financial statements include the Company’s majority owned and controlled subsidiaries. All intercompany transactions and balances have been eliminated through consolidation.

Arrangements with other business enterprises are evaluated, and those in which Regional Health is determined to have controlling financial interest are consolidated. Guidance is provided by FASB ASC Topic 810-10, Consolidation—Overall, which includes consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This guidance includes controlling financial interests that may be achieved through arrangements that do not involve voting interests. In absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s (“VIE”) assets and activities are the best evidence of control. If an enterprise holds the power to direct and right to receive benefits or absorb the losses of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to consolidate the assets, liabilities and results of operations of the VIE in its financial statements.

The Company has evaluated and concluded that as of December 31, 2024 and December 31, 2023, the Company has no relationship with a VIE in which it is the primary beneficiary required to consolidate the entity.

Cash and Restricted Cash

Certain cash and amounts are restricted for specific purposes such as (i) mortgage escrow requirements; (ii) reserves for capital expenditures on United States Housing and Urban Development (“HUD”) insured facilities; and (iii) collateral for other debt obligations.

Revenue Recognition and Allowances

Patient Care Revenue. ASU 2014-09, Revenue from Contracts with Customers, as codified in ASC 606 ("ASC 606"), requires a company to recognize revenue when the company transfers control of promised goods and services to a customer. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. Revenue from our Healthcare Services business segment is derived from services rendered to patients in the Glenvue, Meadowood and Mountain Trace facilities. The Company receives payments from the following sources for services rendered in our facilities: (i) the federal government under the Medicare program administered by the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services ("CMS"); (ii) state governments under their respective Medicaid and similar programs; (iii) commercial insurers; and (iv) individual patients and clients. The vast majority of the revenue the Company recognizes is from government sources. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and other price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. The Company recognizes revenue at the amount that reflects the consideration the Company expects to receive in exchange for the services provided. These amounts are due from residents or third-party payors and include variable consideration for retroactive adjustments from estimated reimbursements, if any, under reimbursement programs. Performance obligations are determined based on the nature of the services provided. Revenue is recognized as performance obligations are satisfied. Estimated uncollectible amounts due from patients are generally considered implicit price concessions that are a direct reduction to net operating revenues.

Triple-Net Leased Properties. The Company recognizes rental revenue in accordance with ASC 842, Leases. The Company's triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in the straight-line rent receivable on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one or more tenant(s) of the Company's facilities, rental income for the affected facilities is recognized only upon cash collection, and any accumulated straight-line rent receivable is expensed in the period in which the Company deems rent collection to no longer be probable. For additional information with respect to such facilities, see Note 2 – Liquidity and Note 7 – Leases.

Management Fee Revenues and Other Revenues. The Company recognizes management fee revenues as services are provided in accordance with ASC 606, which requires revenue to be recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. The Company had one contract to manage three facilities (the “Management Contract”) which ended on December 31, 2023. Further, the

Company recognizes interest income from loans and investments, using the effective interest method when collectability is probable.

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

As of December 31, 2024 and December 31, 2023, the Company reserved for approximately $0.1 million and $2.1 million, respectively, of uncollected receivables. Accounts receivable, net totaled $3.4 million at December 31, 2024 compared with $1.4 million at December 31, 2023.

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	December 31, 2024	December 31, 2023
Gross receivables
Real Estate Segment	$1,576	$693
Healthcare Services	1,927	2,750
Subtotal	3,503	3,443
Allowance
Real Estate Segment	(71)	-
Healthcare Services	(70)	(2,040)
Subtotal	(141)	(2,040)
Accounts receivable, net of allowance	$3,362	$1,403

Real Estate segment includes $1.2 million due from Oak Hollow Healthcare Management. see Note 15 – Subsequent Events for more information.

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

Prepaid Expenses and Other

As of December 31, 2024 and December 31, 2023, the Company had $0.6 million and $0.6 million, respectively, in prepaid expenses and other, which primarily relate to insurance for the facilities we operate, directors’ and officers’ insurance, and mortgage insurance premiums.

Notes Receivable

Notes receivable are initially recorded when accounts receivable are transferred into a promissory note and are recorded as an alternative to accounts receivable to memorialize an unqualified promise to pay a specific sum, typically with interest, in accordance with a defined payment schedule. The Company’s payment terms with customers on promissory notes can vary based on several factors and the circumstances of each promissory note, however typically promissory notes mature over a 1 to 3 year period. Similar to accounts receivable, each reporting period the Company evaluates the collectability of outstanding notes receivable balances. We evaluate the collectability of our notes receivable based on a combination of credit quality indicators, including, but not limited to payment status, financial strength of the customer, and historical write-offs. We may establish reserves, accept modified payment terms, or book direct write offs for any estimated credit loss with generally a corresponding charge to credit loss expense in our Consolidated Statement of Operations. Subsequent changes in our estimate of credit losses may result in a corresponding increase or decrease to the credit loss expense in our Consolidated Statement of Operations.

Peach Health Group. In August 2024, the Company and Peach Health Group ("Peach") agreed to net the amount owed to Peach against the balance on the Peach Line note receivable owed to the Company of approximately $0.2 million, which was the note receivable balance as of December 31, 2023. As of December 31, 2024, there are no remaining installment payments due under the Peach Line note receivable.

Symmetry Healthcare Management. In February 2023, Symmetry Healthcare Management made the first of 14 monthly payments of $29,085. The Company accepted a lump sum payment of approximately $0.3 million as payoff for the remaining promissory note balance. As of December 31, 2024 and 2023, there are no remaining payments due under this promissory note.

Beacon Health Management. Under the Operations Transfer Agreement for Lumber City, Beacon Health and the Company entered into a promissory note in the amount of $0.5 million. Under the terms of this promissory note, the balance was to be paid over 24 months in the amount of $24,000 per month, and the principal balance to accrue interest at the rate of 8% annually. In September 2024, the Company wrote off $0.4 million of the promissory note as a credit loss expense. As of December 31, 2024 and 2023, the principal note receivable balance remaining was $0.2 million and $0.5 million, respectfully.

On August 11, 2023, the Company and its former tenant, SL SNF, LLC, entered into a lease amendment (the “Amendment”) regarding the Southland facility. The amendment reduces the monthly rent to $43,000 effective April 1, 2023 and includes a $0.3 million promissory note (the “Promissory Note”). The lease termination date under the amendment is October 31, 2024. Under the terms of the Promissory Note, the principal sum plus all accrued interest, accruing on the unpaid principal balance at a rate of 8% per annum, is due and payable on December 1, 2024, with minimum monthly payments of principal and interest of $18,353 per month beginning on July 1, 2023. As of December 31, 2024 and 2023, the principal note receivable balance remaining is $0.2 million and $0.3 million, respectfully.

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

The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The circumstances and events regarding the possible presence of impairment, are based on inputs such as, market conditions, operator performance, and legal matters. If there is an indication of possible impairment, we conduct a review that is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and estimated hold period. This estimate considers factors such as expected future operating income, market and other applicable trends including the terminal value of the property. If impairment exists, due to the inability to recover the carrying amount of the property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property.

Assets Held for Sale and Discontinued Operations

The Company may decide to sell properties that are held for use. The Company records these properties as assets held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Assets classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell, an impairment expense is recognized. The Company estimates fair value, less estimated closing costs, based on similar real estate sales transactions. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 and 3 inputs. Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See Note 5 – Assets Held for Sale for additional details on assets held for sale as of December 31, 2024 and December 31, 2023. Any debt related to assets held for sale or sold during the period are classified as debt related to assets held for sale for the current and prior periods presented in the accompanying consolidated financial statements.

Assets held for sale are presented as discontinued operations in all periods presented if the disposition represents a strategic shift that has, or will have, a major effect on the Company's financial position or results of operations. This includes the net gain (or loss) upon disposal of property held for sale, the property's operating results, depreciation and interest expense.

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or financing lease. As of December 31, 2024, the Company’s leased facility is accounted for as an operating lease. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

The Company assesses any new contracts or modification of contracts in accordance with ASC 842, Leases, to determine the existence of a lease and its classification. We are reporting revenues and expenses for real estate taxes and insurance where the lessee has not made those payments directly to a third party in accordance with their respective leases with us.

The following table summarizes real estate tax recognized on our consolidated statements of operations in “Other Operating Expenses” for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(Amounts in 000’s)	2024	2023
Rental revenues	$346	$336
Other operating expenses	$346	$336

Accounts Payable

The following table presents the Company's accounts payable for the periods presented:

(Amounts in 000’s)	December 31, 2024	December 31, 2023
Real Estate Segment	$2,008	$751
Healthcare Services	1,687	1,742
Total accounts payable	$3,695	$2,493

Other Liabilities

As of December 31, 2024 and December 31, 2023, the Company had $2.1 million and $1.8 million, respectively, in Other liabilities; the $0.3 million increase compared to the prior period is mainly because of receiving monthly rent payments a day before they are due.

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

The Company evaluates the recoverability of the finite lived intangibles whenever an impairment indicator is present. The circumstances and events regarding the possible presence of an impairment indicator are based on inputs such as market conditions, operator performance, and legal matters. If there is an indication of possible impairment, we conduct a review that is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and estimated hold period. This estimate considers factors such as expected future operating income, market and other applicable trends including the terminal value of the property. If impairment exists, due to the inability to recover the carrying amount of the CON, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the CON.

The Company’s indefinite lived intangibles consist primarily of values assigned to CON/bed licenses that are separable from the buildings. The Company does not amortize goodwill or indefinite lived intangibles. The Company's goodwill is related to certain property acquisitions but is evaluated for impairment on the operator level. On an annual basis, the Company evaluates the recoverability of the indefinite lived intangibles and goodwill by performing an impairment test. The Company performs its annual test for impairment during the fourth quarter of each year or more frequently if events and circumstances indicate the goodwill might be impaired. For the years ended December 31, 2024 and December 31, 2023, the test results indicated no impairment necessary.

Extinguishment of Debt

The Company recognizes extinguishment of debt when the criteria for a troubled debt restructuring are not met and the change in the debt terms is considered substantial. The Company calculates the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt (including deferred finance fees) and recognizes a gain or loss on the consolidated statement of operations in the period of extinguishment. For further information see Note – 2 Liquidity, and “Debt – Debt Refinance” in Part II, Item 7., “Management’s Discussion
and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this Annual
Report.

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

Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

(Amounts in 000’s)	December 31, 2024	December 31, 2023
Stock options	48	33
Common Stock warrants - employee	15	32
Total shares	63	65

The weighted average contractual terms in years for these securities, with no intrinsic value, are 8.5 years for the stock options and 0.2 years for the warrants.

Other expense, net

For the year ended December 31, 2024, these costs represent transaction costs in connection with our Agreement and Plan of Merger, see Note 15 – Subsequent Events for more information.

For the year ended December 31, 2023, these costs represent legal fees in connection with the Series A Preferred Exchange Offer, see Note 2 – Liquidity for more information.

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

Judgment is required in evaluating uncertain tax positions. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is measured to determine the amount of benefit to recognize in the financial statements. The Company classifies unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as liabilities in the consolidated balance sheets. As of December 31, 2024 and 2023, the Company has a full valuation allowance on all deferred tax balances.

The Company is subject to income taxes in the U.S. and numerous state and local jurisdictions. In general, the Company’s tax returns filed for the 2020 through 2024 tax years are still subject to potential examination by taxing authorities. To the Company’s knowledge, the Company is not currently under examination by any major income tax jurisdiction.

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

The Company maintains insurance for professional and general liability claims for its Healthcare Services segment, which includes any facility the Company is likely to operate, however for claims prior to January 1, 2020, the Company is self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the Transition. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company’s estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 8 – Accrued Expenses and Note 13 - Commitments and Contingencies.

In addition, the Company maintains certain other insurance programs, including commercial general liability, property, casualty, directors’ and officers’ liability, crime, and employment practices liability.

Recently Adopted Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements (Topic 842) amendments, which requires entities to determine whether related party arrangements between entities under common control are leases. The amendments also address the accounting treatment of leasehold improvements associated with common control leases. They require the lessee to amortize leasehold improvements over the useful life of the improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset. If the lessee no longer controls the use of the asset, the leasehold improvements are accounted for as a transfer between entities under common control through an adjustment to equity. These improvements are also subject to impairment guidance in Topic 360, Property, Plant, and Equipment. The amendment is effective for public entities beginning after December 15, 2023. The adoption of ASU 2023-01 did not have a material impact on the Company's consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public company to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. A public company with a single reportable segment is required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-07 did not have a material impact on the Company's consolidated financial statements. See Note 10 – Segment Results for more information.

Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires disclosure of incremental income statement expense information on an annual and interim basis, primarily through enhanced disclosures of specified costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2024-03 will have on its consolidated financial statement disclosures.

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

Management anticipates access to several sources of liquidity, including but not limited to: cash on hand, collection of patient accounts receivable and uncollected rent, debt refinancing, and debt borrowings, asset sales, and/or through the sale of additional securities during the twelve months from the date of this filing. At December 31, 2024, the Company had $582 thousand in unrestricted cash and $3.4 million of net accounts receivable, mainly consisting of patient account receivables and uncollected rent, which the Company plans to collect over the next twelve months.

During the year ended December 31, 2024, the Company's cash provided by operating activities of $1.9 million was primarily due to the timing of accounts payable and accrued expense payments. The Company is seeking collection of the past due rent. In addition, management is working to expedite the time it takes to collect and receive aged patient receivables. Cash flow from operations in the future will be based on the operational performance of the facilities under the company's management, Glenvue, Meadowood and Mountain Trace.

On January 6, 2025, the Company and SunLink Health Systems, Inc., a Georgia corporation (“SunLink”), issued a joint press release announcing the execution of an Agreement and Plan of Merger, dated as of January 3, 2025 (the “Merger Agreement”), by and between Regional and SunLink, pursuant to which, upon the terms and subject to the conditions set forth therein, SunLink will merge with and into Regional in exchange for the issuance of an aggregate of 1,410,000 shares of Regional common stock and 1,410,000 shares of Regional’s newly-authorized Series D 8% Cumulative Convertible Redeemable Preferred Stock with a liquidation preference of $10 per share. The merger has been approved unanimously by each company’s board of directors and completion of the transaction is subject to the receipt of the approvals of the shareholders of both Regional and SunLink, regulatory approvals and satisfaction of customary closing conditions, with Regional continuing as the surviving entity. Upon closing of the Merger transaction, the Company's shareholders will own approximately 57% of the combined company. See Note 15 – Subsequent Events for information on the Company's press release on January 6, 2025 announcing the execution of an Agreement and Plan of Merger.

The Company's common stock and Series A Preferred Stock ("securities") was listed for trading on the NYSE American under the symbol “RHE” and "RHE-PA," respectively, up until February 5, 2025 when it was suspended from trading as a result of not meeting certain listing requirements. Currently, the Company's common stock and Series A Preferred Stock are listed on the OTC Market under the symbol "RHEP" and "RHEPA," respectively. On the OTC Market, selling our common stock and Series A Preferred Stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and any security analysts’ coverage of us may be reduced. In addition, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in such securities, further limiting the liquidity of the common stock and Series A Preferred Stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our securities. Such suspension from the NYSE American and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions. Any such limitations on our ability to raise debt and equity capital could prevent us from making future investments and satisfying maturing debt commitments. See Note 15 - Subsequent Events for more information on the NYSE American listing requirements.

Series A Preferred Stock Exchange Offer ("Exchange Offer")

On June 30, 2023, the Company closed the Company’s offer to exchange (the “Exchange Offer”) any and all outstanding shares of the Company’s 10.875% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Stock”) for newly issued shares of the Company’s Series B Preferred Stock. In connection with the completion of the Exchange Offer and the implementation of the Series A Charter Amendments and the Series B Charter Amendments, the liquidation preference of the Series A Preferred Stock was reduced, accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and future dividends on the Series A Preferred Stock were eliminated. As a result, $50.4 million in accumulated and unpaid dividends on the Series A Preferred Stock were eliminated and, as of December 31, 2024 and December 31, 2023, there were no accumulated and unpaid dividends on the Series A Preferred Stock. Costs associated with these efforts were expensed as incurred in “Other expense, net" and were approximately $0.9 million for the year ended December 31, 2023. For further information regarding the Exchange Offer, Series A Charter Amendments and Series B Charter Amendments, see Note 11 – Common and Preferred Stock.

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

Debt

On October 25, 2024, the Company received a notice of acceleration and demand for payment from the lender of the Southland facility stating that the covenants of the deed of trust have been violated for failure to pay principal and interest. The lender accelerated the maturity dates and is requesting for the loans to be paid in full plus unpaid interest and late fees immediately.

On November 8, 2024, the Company obtained a $0.5 million line of credit with Exchange Bank. The line of credit accrues interest at 7.75% per annum with interest only payments payable monthly. As of December 31, 2024, the amount borrowed under the line of credit was $0.5 million and is included in "Other debt, net" on our consolidated balance sheets.

On November 22, 2024, the Company and Erin Property Holdings, LLC (the “Borrower”) entered into two Forbearance Agreements (the “Forbearance Agreements”) with Cadence Bank, N.A. (the “Lender”) relating to certain defaults by the Company and the Borrower under the loan agreements in the principal amount of $5.0 million due on July 27, 2036 (the “USDA Note”) and the principal amount of $0.8 million due on July 27, 2036 (the “SBA Note” and, together with the USDA Note, the “Notes”) that were issued by the Borrower to the Company to reflect payment obligations pursuant to the Security Agreement, dated as of July 27, 2011 (the “Security Agreement”), between the Borrower and the Lender.

Pursuant to the Forbearance Agreements, (a) the Borrower agreed to make payments of $318,044 toward the USDA Note, $47,872 toward the SBA Note and $22,000 for estimated attorney fees incurred by the Lender no later than November 22, 2024, and (b) the Company and the Lender agreed, subject to the terms and conditions set forth in the Forbearance Agreements, to forbear from exercising its rights and remedies on account of the failure by the Company and the Borrower to pay the amounts due under the USDA Note and SBA Note by the expiration of the period (“Forebearance Period”) of May 22, 2025.

During the Forebearance Period, the Company and the Borrower shall make monthly payments of principal and interest in accordance with the terms of the USDA Note and the SBA Note with interest continuing to accrue in accordance with the terms of the Notes which amounts shall remain the obligation of the Company and the Borrower.

The remaining balances of the USDA Note and the SBA Note will be due at the end of the Forebearance Period and include all principal, interest, late charges and statutory attorney's fees.

Debt Refinance. For the years ended December 31, 2024 and 2023, the Company did not refinance any debt.

Debt Modification. For the years ended December 31, 2024 and 2023, the Company did not modify any debt.

As of December 31, 2024, the Company had $49.7 million in indebtedness, net of $1.0 million deferred financing and unamortized discounts. The Company anticipates net principal repayments of approximately $7.0 million during the next twelve-month period, which include approximately $1.4 million of routine debt service amortization, approximately $1.3 million payments on other non-routine debt, $4.1 million of debt due from forbearance agreement, and a $.2 million payment of bond debt. For further information, see Note 9 – Notes Payable and Other Debt.

Debt Covenant Compliance

At December 31, 2024 and December 31, 2023, the Company was in compliance with the various financial and administrative covenants related to all of the Company’s credit facilities.

Operational Liquidity

For the year ended 2024 and 2023, the Healthcare Services net loss was $1.3 million and $2.5 million, respectively. In addition, the gross Account Receivable for the segment increased to $1.9 million in 2024 from $2.8 million in 2023. As described in more detail as referenced in Note 7 - Leases, the Company terminated the master lease. As of December 31, 2024 and December 31, 2023, the Company operated three and two facilities, respectfully.

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

NOTE 3. CASH, RESTRICTED CASH, AND INVESTMENTS

The following presents the Company’s cash and restricted cash:

Amounts in (000's)	December 31, 2024	December 31, 2023
Cash	$582	$953
Restricted cash:
Cash collateral	34	159
HUD and other replacement reserves	1,992	2,125
Escrow deposits	546	630
Restricted investments for debt obligations	318	317
Total restricted cash	2,890	3,231

Total cash and restricted cash	$3,472	$4,184

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

NOTE 4. PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000's)	Lives (Years)	December 31, 2024	December 31, 2023
Buildings and improvements	5 - 40	$50,520	$50,291
Equipment and computer related	2 - 10	701	748
Land (1)	—	2,331	2,331
		53,552	53,370
Less: accumulated depreciation and amortization		(20,063)	(18,626)
Property and equipment, net		$33,489	$34,744

During the years ended December 31, 2024 and December 31, 2023 , the Company recorded no impairments in property and equipment.

The following table summarizes total depreciation and amortization for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
Amounts in (000's)	2024	2023
Depreciation	$1,630	$1,817
Amortization	432	438
Total depreciation and amortization	$2,062	$2,255

NOTE 5. ASSETS HELD FOR SALE

In June 2024, the Company, with the support of its Board of Directors, committed to a plan of action to sell the Mountain Trace Property Holdings ("Mountain Trace Property”), with a sale probable and subject to customary approvals. As a result, the Company’s management determined that the criteria under GAAP for the Mountain Trace Property to be classified as held for sale were met.

In November 2024, the Company decided to end the sales process and executed an operations transfer agreement and a lease termination agreement (the "Mountain Trace Property Agreement") with the tenant of the Mt. Trace Property effective November 15, 2024. The Company will be the new operator of the facility. As a result of this Mountain Trace Property Agreement, the Company declassified the Mountain Trace Property as held for sale. In December 2024, the Company listed with a brokerage firm to sell the Coosa and Meadowood properties, with a sale probable and subject to customary approvals.

The following table sets forth the Company's assets held for sale by asset description:

(Amounts in 000's)	Lives (Years)	12/31/2024	12/31/2023
Buildings and improvements	5 - 40	$14,358	$14,156
Equipment and computer related	2 - 10	458	458
Land	—	443	443
		15,259	15,057
Less: accumulated depreciation and amortization		(4,925)	(4,464)
Assets held for sale, net		$10,334	$10,593

The following table sets for the Company's assets held for sale by facility:

(Amounts in 000's)	12/31/2024	12/31/2023
Coosa	$6,258	$6,495
Meadowood	4,076	4,098
Assets held for sale, net	$10,334	$10,593

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000’s)	Bed Licenses - Non-Separable(1)	Bed Licenses - Separable(2)	Lease Rights	Total	Goodwill(2)
Balances, December 31, 2023
Gross	$14,276	$2,471	$176	$16,923	$1,585
Accumulated amortization	(4,997)	—	(89)	(5,086)	—
Net carrying amount, December 31, 2023	$9,279	$2,471	$87	$11,837	$1,585

Balances, December 31, 2024
Gross	$14,276	$2,471	$176	$16,923	$1,585
Accumulated amortization	(5,411)	—	(107)	(5,518)	—
Net carrying amount, December 31, 2024	$8,865	$2,471	$69	$11,405	$1,585
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

Expected amortization expense for the year ended December 31, for all definite-lived intangibles, for each of the next five years and thereafter is as follows:

Amounts in (000's)	Bed Licenses	Lease Rights
2025	$414	$18
2026	414	18
2027	414	18
2028	414	15
2029	414	—
Thereafter	6,795	—
Total	$8,865	$69

NOTE 7. LEASES

Operating Leases

As of December 31, 2024 and December 31, 2023, the Company leases one Skilled Nursing Facility ("SNF") in Covington, Ohio under a non-cancelable lease, which has rent escalation clauses and provisions for payments of real estate taxes, insurance, and maintenance costs. The remaining lease term for the Covington facility is approximately 3.9 years as of December 31, 2024. The Company subleases the Covington facility to a third party.

The Company also leased certain office space located in Suwanee, Georgia through the termination date of June 30, 2023. Effective July 1, 2023, the Company signed a sublease for 2,000 sq ft of office space in Atlanta, Georgia. The sublease expires on July 31, 2025.

As of December 31, 2024 and December 31, 2023, the Company is in compliance with all operating lease financial covenants.

Facility Leased to the Company

The Covington facility is leased under an agreement dated August 26, 2002, as subsequently amended (the “Covington Prime Lease”), by and between the Company and Covington Realty, LLC (“Covington”). On August 1, 2015, the Covington Prime Lease was amended, whereby the parties agreed to: (i) provide consent to the sublease of the facility to a third-party operator; (ii) extend the term of the lease; and (iii) set the annual base rent, effective May 1, 2015, and continuing throughout the lease term, equal to 102% of the immediately preceding lease year’s base rent. On January 11, 2019, the Company and Covington entered into a forbearance agreement (the “Covington Forbearance Agreement”), whereby the Company and Covington agreed to: (i) extend the lease term from April 30, 2025 until April 30, 2029 (the “Term”); (ii) reduce the base rent by approximately $0.8 million until April 30, 2025, the remainder of the prior lease term; and (iii) relieve the Company from approximately $0.5 million of outstanding lease amounts (the “Rent Due”) as of December 31, 2018. Covington has released the Company of 100% of the Rent Due as of December 31, 2023. For the year ended December 31, 2023, the Company recognized approximately $0.1 million as a reduction of “Facility rent expense” on our consolidated statements of operations from the respective portions of forgiven rent.

Future Minimum Lease Payments

Future minimum lease payments for each of the next five years ended December 31, and thereafter are as follows:

(Amounts in 000's)	Future Rental Payments	Accretion of Lease Liability(1)	Operating Lease Obligation
2025	$672	$(175)	$497
2026	658	(134)	524
2027	671	(91)	580
2028	685	(42)	643
2029	230	(2)	228
Total	$2,916	$(444)	$2,472

1.
Weighted average discount rate 7.98%

Lessor

Facilities Leased or Subleased by the Company

On August 11, 2023, the Company and its former tenant, SL SNF, LLC, entered into a lease amendment (the “Amendment”) regarding the Southland facility. The amendment reduces the monthly rent to $43,000 effective April 1, 2023 and includes a $312,000 promissory note (the “Promissory Note”). The lease expired on October 31, 2024. The Company and the tenant agreed to a month-to-month arrangement until the operations could be transferred back to the Company. see Note 15 – Subsequent Events. Under the terms of the Promissory Note, the principal sum plus all accrued interest, accruing on the unpaid principal balance at a rate of 8% per annum, is due and payable on December 1, 2024, with minimum monthly payments of principal and interest of $18,353 per month beginning on July 1, 2023. As of December 31, 2024, the principal remaining balance is $218,148.

As of December 31, 2024 and December 31, 2023, the Company leased or subleased 10 facilities to third-party tenants on a triple net basis. The weighted average remaining lease term for our facilities is 4.5 years.

Below is a description of the leases with the Company as lessor as of December 31, 2024.

Aspire. On November 30, 2018, the Company subleased five facilities located in Ohio to affiliates (collectively, “Aspire Sublessees”) of Aspire Regional Partners, Inc. (“Aspire”). The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Aspire Facilities are comprised of 5 facilities: (i) a 94

-bed SNF located in Covington, Ohio (the “Covington Facility”); (ii) an 80-bed assisted living facility located in Springfield, Ohio (the “Eaglewood ALF Facility”); (iii) a 99-bed SNF located in Springfield, Ohio (the “Eaglewood Care Center Facility”); (iv) a 50-bed SNF located in Greenfield, Ohio (the “H&C of Greenfield Facility”); and (v) a 50-bed SNF located in Sidney, Ohio (the “Pavilion Care Facility”). Under the Aspire Subleases, a default related to an individual facility may cause a default under all the Aspire Subleases. Each sublease has an initial term of 10 years, with renewal options, except for the H&C of Greenfield Facility, which has an initial five year term, and set annual rent increases generally commencing in the third lease year. From month seven of the Aspire Subleases, monthly rent amounts may increase based on each facility’s prior month occupancy, with minimum annual rent escalations of at least 1% generally commencing in the third lease year. Minimum rent receivable for the Covington Facility, the Eaglewood ALF Facility, the Eaglewood Care Center Facility, the H&C of Greenfield Facility and the Pavilion Care Facility for the year ended December 31, 2019 (the first lease year) was $0.4 million, $0.5 million, $0.4 million, $0.2 million and $0.2 million per annum, respectively. For the year ended December 31, 2020, minimum rent receivable increased for the Covington and the Eaglewood ALF Facility to $0.5 million and $0.6 million per annum, respectively. The set annual rent increases, mentioned above, commenced on December 1, 2021.

Vero Health. On February 28, 2019, the Company entered into a lease agreement (the “Vero Health Lease”) with Vero Health, providing that Vero Health would take possession of and operate the Mountain Trace Facility located in North Carolina. The Vero Health Lease became effective, upon the termination of the prior Mountain Trace Tenant mutual lease termination on March 1, 2019. The Vero Health Lease is for an initial term of 10 years, with renewal options, is structured as a triple net lease and rent for the Mountain Trace Facility is approximately $0.5 million per year, with an annual 2.5 % rent escalation clause. The Company elected to terminate the lease agreement on November 15, 2024 after Vero determined it could no longer operate the facility and maintain substantial compliance with state regulations.

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

C.R. Management. The Company has leased two facilities to affiliates of C.R. Management (“CRM”), pursuant to a long-term, triple net operating lease. Currently, CRM leases two skilled nursing facilities, Autumn Breeze and Cocoa Valley, from the Company.

Future Minimum Lease Receivables

Future minimum lease receivables for each of the next five years ended December 31, and thereafter are as follows:

(Amounts in 000's)	Future Lease Receivables
2025	$5,177
2026	5,249
2027	5,323
2028	5,137
2029	2,336
Thereafter	1,674
Total	$24,896

The following table summarizes the Company’s leases to third-parties as of December 31, 2024. Each lease is structured as “triple-net” and contains specific rent escalation amounts ranging from 1.0% to 2.5% annually. Further, each lease has one or more renewal options. For those facilities subleased by the Company, the renewal option in the sublease agreement is dependent on the Company’s renewal of the prime lease agreement.

		Expiration	2025 Cash
Facility Name	Operator Affiliation ¹	Date	Annual Rent
			(Thousands)
Owned
Eaglewood Village	Aspire Regional Partners ²	11/30/2028	$630
Eaglewood Care Center	Aspire Regional Partners	11/30/2028	841
Southland Healthcare and Rehabilitation Center	Beacon Health Management ⁴	10/31/2024	516
Hearth & Care of Greenfield	Aspire Regional Partners	11/30/2028	376
The Pavilion Care Center	Aspire Regional Partners	11/30/2028	352
Autumn Breeze Healthcare Center	C.R. Management ³	9/30/2030	1,010
Coosa Valley Health Care	C.R. Management	8/31/2030	1,126
Georgetown Healthcare & Rehabilitation	Oak Hollow Healthcare Management ⁵	10/31/2032	351
Sumter Valley Nursing and Rehab Center	Oak Hollow Healthcare Management	10/31/2032	614
Subtotal Owned Facilities (9)			5,816
Leased
Covington Care Center	Aspire Regional Partners	11/30/2028	841
Subtotal Leased Facilities (1)			841
Total (10)			$6,657

(1)
Represents the number of facilities which are leased or subleased to separate tenants, which tenants are affiliates of the entity named in the table above.
(2)
Aspire Regional Partners represents 46% of Real Estate 2025 cash rent.
(3)
C.R. Management represents 32% of Real Estate 2025 cash rent.
(4)
The lease with Beacon Health Management was terminated in February 2025.
(5)
The lease with Oak Hollow Healthcare Management was terminated in Mach 2025.

NOTE 8. ACCRUED EXPENSES

Accrued expenses consist of the following:

Amounts in (000's)	December 31, 2024	December 31, 2023
Accrued employee benefits and payroll related	$582	$255
Real estate and other taxes (1)	3,924	3,077
Self-insured reserve	—	61
Accrued interest	215	225
Insurance escrow	174	98
Other accrued expenses (2)	519	344
Total	$5,414	$4,060

(1)
In 2023, includes approximately $0.7 million of bed taxes in arrears related to the Wellington Transition in 2020.
(2)
Includes $0.3 million for discontinued liabilities as of 12/31/24 and 12/31/23.

NOTE 9. NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consists of the following:

(Amounts in 000’s)	December 31, 2024	December 31, 2023
Senior debt—guaranteed by HUD	$28,146	$28,979
Senior debt—guaranteed by USDA (1)	6,988	7,259
Senior debt—guaranteed by SBA(2)	533	557
Senior debt—bonds	5,970	6,117
Senior debt—other mortgage indebtedness	7,728	8,001
Other debt	1,349	889
Subtotal	50,714	51,802
Deferred financing costs	(886)	(954)
Unamortized discount on bonds	(107)	(113)
Notes payable and other debt	$49,721	$50,735

(1)
U.S. Department of Agriculture (“USDA”)
(2)
U.S. Small Business Administration (“SBA”)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		December 31, 2024	December 31, 2023
Senior debt - guaranteed by HUD (2)
The Pavilion Care Center	Newpoint Capital	12/01/2039	Fixed	3.97%	$765	$801
Hearth and Care of Greenfield	Newpoint Capital	08/01/2050	Fixed	3.97%	1,868	1,909
Woodland Manor	Newpoint Capital	11/01/2052	Fixed	3.97%	4,799	4,891
Glenvue	Newpoint Capital	10/01/2044	Fixed	3.75%	6,849	7,077
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	5,956	6,154
Georgetown	Newpoint Capital	10/01/2046	Fixed	2.98%	3,023	3,120
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	4,886	5,027
Total					28,146	28,979
Senior debt - guaranteed by USDA (3)
Mountain Trace	Community B&T	12/24/2036	Prime + 1.75%	10.25%	3,423	3,539
Southland	Cadence Bank, NA	07/27/2036	Prime + 1.50%	10.00%	3,565	3,720
Total					6,988	7,259
Senior debt - guaranteed by SBA
Southland (4)	Cadence Bank, NA	07/27/2036	Prime + 2.25%	10.75%	533	557
Total					533	557

Total debt					$35,667	$36,795

(1)
Represents interest rates as of December 31, 2024 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which are approximately 0.16% per annum.
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
(4)
For one SNF, commonly known as Southland, the Company has a term loan with a financial institution, which is insured 75% by the SBA.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		December 31, 2024	December 31, 2023
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$5,970	$6,117
Total					$5,970	$6,117

(1)
Represents interest rates as of December 31, 2024 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of approximately 0.10% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		December 31, 2024	December 31, 2023
Senior debt - other mortgage indebtedness
Meadowood (2)	Exchange Bank of Alabama	10/01/2026	Fixed	4.50%	$3,153	$3,237
Coosa (3)	Exchange Bank of Alabama	10/10/2026	Fixed	3.95%	4,575	4,764
Total					$7,728	$8,001

(1)
Represents interest rates as of December 31, 2024 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.34% per annum.
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

(Amounts in 000’s)
Lender	Maturity	Interest Rate		December 31, 2024	December 31, 2023
Other debt
First Insurance Funding (1)	03/01/2025	Fixed	3.65%	$311	$369
Exchange Bank	11/10/2025	Fixed	7.75%	430	—
Cavalier Senior Living	04/1/2025	Fixed	6.00%	104	—
KeyBank (2)	08/25/2025	Fixed	0.00%	495	495
Marlin Capital Solutions	06/01/2027	Fixed	5.00%	9	25
Total				$1,349	$889

(1)
Annual Insurance financing primarily for the Company’s directors’ and officers’ insurance.
(2)
On December 30, 2022, Key Bank and the Company extended the maturity date from August 25, 2023 to August 25, 2025.

Debt Covenant Compliance

As of December 31, 2024, the Company had approximately 16 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

At December 31, 2024, the Company was in compliance with the various financial and administrative covenants related to all of the Company’s credit facilities.

Scheduled Minimum Debt Principal payments and Maturity payments

The schedule below summarizes the scheduled gross minimum principal payments and maturity payments as of December 31, 2024 for each of the next five years and thereafter.

(Amounts in 000’s)	Future Minimum Payments
2025	$7,010
2026	8,613
2027	1,322
2028	1,393
2029	1,469
Thereafter	30,907
Subtotal	50,714
Less: Deferred financing costs, net	(886)
Less: Unamortized discounts	(107)
Total notes and other debt	$49,721

NOTE 10. SEGMENT RESULTS

The chief operating decision maker (“CODM”) is the President and Chief Executive Officer. The Company represents two reportable segments, based on how its CODM evaluates the business and allocates resources. The CODM assesses performance for the Company and decides how to allocate resources based on each segments Income (Loss) From Operations ("Operating Income"). The CODM uses Operating Income to evaluate the performance of each segment in deciding whether to reinvest profits into the segment. The CODM evaluates performance based on Operating Income, as noted in the table below. The Company reports segment information based on the "significant expense principle” defined in ASC 280, Segment Reporting along with other segment items, which is the difference between segment revenue and less segment expenses disclosed under the significant expense principle for each reported measure of segment profit or loss.

The Company has two primary reporting segments: (i) Real Estate Services, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants and (ii) Healthcare Services, which consists of the operation of the Glenvue, Meadowood and Mountain Trace facilities.

The following table presents information for the Company's reportable segments revenues and significant operating expenses that are provided to the CODM and included within the Company's reportable segments measure of profit or loss.

	Year Ended December 31,			Year Ended December 31,
	2024	2024	2024	2023	2023	2023
(Amounts in 000’s)	Real Estate	Healthcare Services	Total	Real Estate	Healthcare Services	Total
Revenues:
Patient care revenues	$—	$11,273	$11,273	$—	$8,835	$8,835
Rental revenues	7,005	—	7,005	7,069	—	7,069
Management fees	—	—	—	1,050	—	1,050
Other revenues	57	—	57	210	—	210
Total revenues	7,062	11,273	18,335	8,329	8,835	17,164
Expenses:
Patient care expense	—	9,442	9,442	—	7,979	7,979
Facility rent expense	594	—	594	594	—	594
Cost of management fees	—	—	—	595	—	595
Depreciation and amortization	1,539	523	2,062	1,760	495	2,255
General and administrative expense	3,677	1,731	5,408	4,202	1,210	5,412
Credit loss expense	370	298	668	175	975	1,150
Total expenses	6,180	11,994	18,174	7,326	10,659	17,985
Income (loss) from operations	$882	$(721)	$161	$1,003	$(1,824)	$(821)

The CODM does not regularly review total assets for our reportable segments as total assets are not used to assess performance or allocate resources.

NOTE 11. COMMON AND PREFERRED STOCK

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

Common Stock

As of December 31, 2024, the Company had 55,000,000 shares of Common Stock authorized and 1,890,129 shares issued and 1,879,249 shares outstanding. There were no dividends declared or paid on the common stock during the years ended December 31, 2024 and 2023.

Preferred Stock

As of December 31, 2024, the Company had 5,000,000 shares of Preferred Stock authorized and 2,811,535 shares issued and outstanding.

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

As of December 31, 2024 and December 31, 2023, the Company had 559,263 shares of Series A Preferred Stock issued and outstanding. Accumulated and unpaid dividends on the Series A Preferred Stock in the amount of $45.9 million were forfeited as part of the extinguishment during the year ended December 31, 2023.

No dividends were declared or paid on the Series A Preferred Stock for the years ended December 31, 2024 and 2023.

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

As of December 31, 2024 and December 31, 2023, the Company had 2,252,272 shares of Series B Preferred Stock issued and outstanding. No dividends were declared or paid on the Series B Preferred Stock for the years ended December 31, 2024 and 2023.

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

All shares of Series E Preferred Stock were redeemed in connection with the Special Meeting. The Series E Preferred Stock designation has been eliminated from the Charter and, as of December 31, 2023, there were no shares of Series E Preferred Stock issued and outstanding.

	Date paid / Arrears date	Dividends Per Share	Dividend Arrears (in 000's)
Common Stock Dividends: *
	4/30/2015	$0.050	$0.050
	7/31/2015	0.055	0.055
	10/31/2015	0.060	0.060
For the year ended December 31, 2015		$0.165	$0.165

Preferred Stock Dividends:
	3/31/2017	$0.68	$—
	6/30/2017	0.68	—
	9/30/2017	0.68	—
	12/31/2017	$0.68	$1,912
For the year ended December 31, 2017		$0.68	$1,912

	3/31/2018	$0.68	$1,912
	6/30/2018	0.68	1,912
	9/30/2018	0.68	1,912
	12/31/2018	0.80	2,249
For the year ended December 31, 2018		$2.84	$7,985

	3/31/2019	$0.80	$2,250
	6/30/2019	0.80	2,249
	9/30/2019	0.80	2,249
	12/31/2019	0.80	2,249
For the year ended December 31, 2019		$3.20	$8,997
	3/31/2020	$0.80	$2,250
	6/30/2020	0.80	2,249
	9/30/2020	0.80	2,249
	12/31/2020	0.80	2,249
For the year ended December 31, 2020		$3.20	$8,997
	3/31/2021	$0.80	$2,250
	6/30/2021	0.80	2,249
	9/30/2021	0.80	2,249
	12/31/2021	0.80	2,249
For the year ended December 31, 2021		$3.20	$8,997
	3/31/2022	0.80	2,250
	6/30/2022	0.80	2,249
	9/30/2022	0.80	2,249
	12/31/2022	0.80	2,249
For the year ended December 31, 2022		$3.20	$8,997
	3/31/2023	$0.80	$2,249
	6/30/2023	—	—
	9/30/2023	—	—
	12/31/2023	—	—
For the year ended December 31, 2023		$0.80	$2,249
	3/31/2024	—	—
	6/30/2024	—	—
	9/30/2024	—	—
	12/31/2024	—	—
For the year ended December 31, 2024		$—	$—

NOTE 12. STOCK BASED COMPENSATION

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

As of December 31, 2024, the number of securities remaining available for future issuance under our 2023 Plan is 141,000.

The following table summarizes employee stock-based compensation for the years ended December 31, 2024 and 2023:

	Year Ending December 31,
Amounts in (000's)	2024	2023
Employee compensation:
Stock options	$42	$72
Restricted stock	72	285
Total employee stock-based compensation expense	$114	$357

As of December 31, 2024, the remaining stock-based compensation expense that is expected to be recognized in future periods is $0.2 million, which the Company expects to recognize over an estimated weighted average period of two years.

Common Stock Options

The following summarizes the Company’s employee and non-employee stock option activity for the years ended December 31, 2024 and 2023:

	Number of Options (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2022	13	$47.53	1.6	$—
Granted	24	$3.32
Expired	(4)	$48.96
Outstanding at December 31, 2023	33	$14.84	6.9	$—
Granted	24	$2.03
Expired	(9)	$46.80
Outstanding at December 31, 2024	48	$2.68	8.5	$—

For the year ended December 31, 2024, a stock option to purchase 24,000 shares of common stock was granted under our 2023 Plan to an employee with an exercise price of $2.03. The weighted average fair value of the option granted was $1.77 and was estimated using the Black-Scholes option-pricing model with the following assumptions: (i) expected term of 5.27 years, (ii) risk free interest rate of 3.81%, (iii) dividend yield of 0.0%, and (iv) expected volatility of 127.14%.

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

The following summary information reflects stock options outstanding, vested, and related details as of December 31, 2024:

	Stock Options Outstanding			Stock Option Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Exercisable (000's)	Weighted Average Exercise Price
$2.03	24	9.0	$2.03	11	$2.03
$3.32	24	8.0	$3.32	24	$3.32
Total	48	8.5	$2.68	35	$2.91

The unvested stock options as of December 31, 2024 vest on January 1, 2025. The Company has no unrecognized compensation expense related to common stock stock options as of December 31, 2024.

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

The following summarizes the Company’s employee and non-employee common stock warrant activity for the years ended December 31, 2024 and 2023:

	Number of Warrants (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2022	35	$53.31	1.9	$—
Granted	—	$—
Expired	(3)	$63.81
Outstanding at December 31, 2023	32	$52.50	1.0	$—
Granted	—	$—
Expired	(17)	$53.88
Outstanding at December 31, 2024	15	$51.00	0.2	$—

No warrants were granted during the years ended December 31, 2024 and December 31, 2023. The Company has no unrecognized compensation expense related to common stock warrants as of December 31, 2024.

The following summary information reflects warrants outstanding, vested, and related details as of December 31, 2024:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Exercisable (000's)	Weighted Average Exercise Price
$51.00	15	0.2	$51.00	15	$51.00
Total	15	0.2	$51.00	15	$51.00

Restricted Stock

The following summarizes the Company’s restricted stock activity for the years ended December 31, 2024 and 2023:

	Number of Shares (000's)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	51	$8.99
Granted	99	$3.61
Vested	(26)	$9.06
Forfeited	(44)	$3.61
Unvested at December 31, 2023	80	$5.27
Granted	65	$2.18
Vested	(43)	$6.67
Forfeited	(16)	$3.15
Unvested at December 31, 2024	86	$2.61

For restricted stock unvested at December 31, 2024, approximately $0.2 million in compensation expense will be recognized over the next two years.

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

As of December 31, 2024, all of the Company’s facilities operated, leased and subleased to third-party operators and managed for third-parties or operated by the Company are certified by CMS and are operational.

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

As of December 31, 2024, the Company and its tenants operate in an industry that is extremely regulated. As such, in the ordinary course of business, the Company’s tenants are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition, the Company believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations against or involving the Company, for the Company’s prior operations, or the Company’s tenants, whether currently asserted or arising in the future, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Professional and General Liability Claims Covered By Insurance

As of December 31, 2024, the Company was a defendant in one professional and general liability action related directly to patient care that our current or prior tenants provided to their patients.

As of December 31, 2023, the Company was a defendant in a total of 2 professional and general liability actions related directly to patient care that our current or prior tenants provided to their patients.

Self Insured Claims

As of December 31, 2024, the Company has 1 lawsuit pertaining to facilities it transitioned operations to other entities which are not covered by insurance.

In October 2024, the court granted our motion for summery judgment on behalf of the Company, and the case was dismissed with prejudice.

In August 2024, the plaintiff nonsuited two of the lawsuits and both were dismissed without prejudice. The Plaintiff has one year from the date of the nonsuit to re-file each matter.

As of December 31, 2023, the Company has 3 lawsuits pertaining to facilities it transitioned operations to other entities as a lessor in 2015.

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

There was no provision for income taxes for the years ended December 31, 2024 and 2023.

At December 31, 2024 and 2023, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(Amounts in 000's)	2024	2023
Net deferred tax asset (liability):
Allowance for credit loss	$34	$385
Accrued expenses	169	152
Right of use asset	(526)	724
Right of use liability	603	(633)
Net operating loss carry forwards	22,566	21,662
Property, equipment & intangibles	(3,618)	(3,581)
Stock based compensation	212	184
Self-Insurance Reserve	6	15
Interest Expense	1,831	1,831
Total deferred tax assets	21,277	20,739
Valuation allowance	(21,277)	(20,739)
Net deferred tax liability	$—	$—

The items accounting for the differences between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Year Ended December 31,
	2024	2023
Federal income tax at statutory rate	21.0%	21.0%
State and local taxes	(1.5)%	(1.2)%
Nondeductible expenses	—	(1.1)%
Change in valuation allowance	(17.9)%	(13.4)%
Other	(1.6)%	(5.3)%
Effective tax rate	—%	—%

As of December 31, 2024, the Company had consolidated federal NOL carry forwards of $93.8 million. As a result of the Tax Reform Act, approximately $28.7 million of NOL’s generated in 2018 and after do not expire and are currently offset by a full valuation allowance. The NOLs generated before December 31, 2018, which amount to $65.1 million begin to expire in 2025 through 2037 and currently are offset by a full valuation allowance. As of December

31, 2024, the Company had consolidated state NOL carry forwards of $45.8 million. These NOLs begin to expire in 2024 through 2043 and currently are offset by a full valuation allowance.

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

Agreement and Plan of Merger. On January 6, 2025, the Company and SunLink issued a joint press release announcing the execution of Merger Agreement by and between Regional and SunLink, pursuant to which, upon the terms and subject to the conditions set forth therein, SunLink will merge with and into Regional in exchange for the issuance of an aggregate of 1,410,000 shares of Regional common stock and 1,410,000 shares of Regional’s newly-authorized Series D 8% Cumulative Convertible Redeemable Preferred Stock with a liquidation preference of $10 per share. The merger has been approved unanimously by each company’s board of directors and completion of the transaction is subject to the receipt of the approvals of the shareholders of both Regional and SunLink, regulatory approvals and satisfaction of customary closing conditions, with Regional continuing as the surviving entity. Upon closing of the Merger transaction, the Company's shareholders will own approximately 57% of the combined company.

Declaration of Dividend. On January 29, 2025, the board of directors of Regional declared a dividend to the holders of its 12.5% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Stock”), on a pro rata basis in proportion to the number of shares of Series B Preferred Stock held by such holders, of 250,000 shares of the Company’s common stock, rounded down to the nearest whole share of Common Stock. The dividend was paid on February 19, 2025 to holders of record of the Series B Preferred Stock as of the close of business on February 10, 2025 and 249,990 shares of the Company's common stock were issued. Regional is required to pay the dividend of Common Stock to such holders of Series B Preferred Stock pursuant to the terms of Regional’s Amended and Restated Articles of Incorporation, which governs the terms of the Series B Preferred Stock.

NYSE American. On January 30, 2025, certain members of Regional's executive team presented written and oral presentations to the Listing Qualifications Panel (the “Panel”) of the Committee for Review (the “Committee”) of the Board of Directors of the Exchange to reconsider their determination to suspend Regional’s common stock, no par value (the “Common Stock”), and Regional’s Series A Redeemable Preferred Shares, no par value (the “Series A Preferred Shares” and, together with the Common Stock, the “Securities”) from the NYSE American Exchange (the "Exchange").

On February 1, 2025, Regional and SL SNF, LLC entered into a At-Risk-Management in order to transition the Southland facility back to the Company. The Company filed the Change of Operator ("CHOP") application with the state of Georgia on February 22, 2025.

On February 3, 2025, Regional received a letter from the Panel (the “Letter”), that based upon the material and information presented to the Panel, discussion that occurred at the hearing and analysis of the Exchange rules and the Company Guide, the Panel unanimously determined to affirm the Staff’s decision to initiate delisting proceedings. Regional may request, as provided by Section 1205 of the Company Guide, that the full Committee reconsider the decision of the Panel. On February 18th, the Company requested for the review. At this time, the Securities are trading on the OTC Market under the symbol "RHEP" and "RHEPA" for their Common Stock and Series A Preferred Shares, respectively.

In March 2025, Oak Hollow Healthcare Management and the Company entered into an Operations Transfer Agreement ("OTA") to transition the two facilities leased by Oak Hollow back to the Company due to an inability to safely operate the facilities. As part of the OTA, in exchange for a release of the Personal Guaranty securing the lease obligations, the Company received the patient receivables. The Company is working to submit the CHOP application with the state of South Carolina.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this evaluation, management used the framework and criteria set forth in the report entitled Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on this evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fourth quarter of 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K of the Securities Act of 1933, as amended).

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

Item 10. Directors, Executive Officers and Corporate Governance

Information About our Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors as of the date of this Annual Report.

Name	Age	Position(s)
Brent S. Morrison	49	Chief Executive Officer, President, Corporate Secretary and Chairman of the Board
Paul J. O'Sullivan	47	Senior Vice President
Steven L. Martin	68	Director
Kenneth W. Taylor	64	Director
David A. Tenwick	87	Director

Directors are elected at each of annual meeting of shareholders of the Company to serve until the Company’s next annual meeting of shareholders. The terms of each of the Company’s current directors expire at the Company’s 2025 annual meeting of shareholders and until such director’s successor is elected and qualified, or until such director’s earlier death, resignation or removal. Executive officers serve at the discretion of the Board. See Part III, Item 11., “Executive Compensation" in this Annual Report for more information.

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

Michael J. Fox. Mr. Fox served as a director since October 2013 and Lead Independent Director since April 2015 through his resignation effective September 30, 2024. Mr. Fox is the Chief Executive Officer of Park City Capital, LLC (“Park City”), a value-oriented investment management firm he founded in June 2008. From 2000 to 2008, Mr. Fox worked at J.P. Morgan in New York, most recently as Vice President and Senior Business Services Analyst. As J.P. Morgan’s Senior Business Services Analyst, Mr. Fox headed the firm’s Business Services equity research group from 2005 to 2008. From 2000 to 2005, Mr. Fox was a member of J.P. Morgan’s Leisure equity research group which was consistently recognized by Institutional Investor’s All America Research Team. Mr. Fox also served on the board of directors of Resonant Inc. from February 2016 to March 2022 when Resonant Inc. was acquired by Murata Manufacturing Co., Ltd. Mr. Fox’s expertise and background in the financial and equity markets and his involvement in researching the commercial real estate industry provide experience that the Board considers valuable.

Steven L. Martin. Mr. Martin was elected by the Series B Preferred Stock shareholders to serve on the Board at the Company's 2024 Annual Meeting held on January 14, 2025. Mr. Martin previously served on the Board from February 14, 2023 to November 16, 2023. Mr. Martin has worked in the private sector since 2011 managing personal equity/debt accounts and those of friends and family, including public, private and restructurings. Prior to working in the private sector, Mr. Martin worked for Kings Point Capital Management, LLC, a wealth management firm, from October 2015 to March 2016, as a Managing Partner for Slater Capital Management, LLC, from 1996 to 2010, and as a Partner and Retail/Consumer Analyst for Lafer Equity Partners from 1994 to 1996. Mr. Martin is a seasoned investment professional with more than 30 years of experience, primarily in equities, both public and private. Mr. Martin also serves as a board member and Treasurer of a New York City cooperative. Mr. Martin’s expertise and background in the financial markets will provide experience that the Board considers valuable.

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

Mr. Fox resigned effective September 30, 2024.

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

Name	Audit Committee	Compensation Committee	Nominating Committee
Steven L. Martin	-	-	-
Brent S. Morrison	-	-	-
Kenneth W. Taylor (1)	Chair	√	Chair
David A. Tenwick	√	Chair	√

(1) Lead Independent Director and Audit Committee Financial Expert

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

Director Attendance at Board, Committee and Annual Shareholder Meetings

During 2024, the Board held six meetings, the Audit Committee held three meetings, the Compensation Committee held one meetings and the Nominating Committee held one meeting. Each incumbent director attended at least 75% of the aggregate number of meetings held by the Board and by each of the committees on which he served during 2024. In addition, one of the three directors serving at that time attended the Company’s 2024 Annual Meeting of Shareholders (the "2024 Annual Meeting"). Directors are expected to make reasonable efforts to attend the Company’s annual meeting of shareholders.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of our common stock and Series A Preferred Stock (the “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely on a review of reports filed with the SEC, the Company believes that during 2024 fiscal year the Reporting Persons complied with all Section 16(a) filing requirements.

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

Mr. Fox served as the Lead Independent Director of the Board (the “Lead Independent Director”) up until his resignation effective September 30, 2024. Mr. Taylor currently serves as the Lead Independent Director. As the primary interface between management and the Board, the Lead Independent Director serves as a key contact for the independent directors, thereby enhancing the Board’s independence from management. In addition, the Lead Independent Director provides a valuable counterweight to a combined Chairman and Chief Executive Officer role, when we have such a dual role as we currently have. The Lead Independent Director’s responsibilities include as applicable, among other things:

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

Item 11. Executive Compensation.

Executive Compensation Tables

Summary Compensation Table. The following table sets forth the compensation paid to, earned by or accrued for our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Options Awards(1) ($)		Total ($)
Brent S. Morrison*	2024	220,000	—	54,500	(2)	42,240	(3)	316,740
Chief Executive Officer, President, Corporate Secretary and Director
(principal executive officer)	2023	220,000	—	—		71,802	(4)	291,802

Paul J. O'Sullivan**	2024	150,000	—	32,700	(5)	—		182,700
Senior Vice President (principal financial officer and principal accounting officer)
	2023	150,000	—	86,640	(6)	—		236,640

Heather L. Pittard***	2024	127,500	—	—		—		127,500
Chief Accounting Officer (principal accounting officer)
	2023	—	—	—		—		—

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

***Ms. Pittard commenced serving as the Company’s Chief Accounting Officer and principal accounting officer since joining the Company on April 15, 2024 up until her resignation effective February 15, 2025.

(1) This column reflects the aggregate grant date fair value computed in accordance with ASC Topic 718 of the options to purchase shares of our common stock granted to the named executive officers. The assumptions used in the valuation of these awards are set forth in Note 12 - Stock Based Compensation to our consolidated financial statements. These amounts do not necessarily correspond to the actual value that may be recognized by the named executive officers, which depends, among other things, on the market value of our common stock appreciating from that on the grant date(s) of the option(s).

(2) Represents compensation paid to Mr. O'Sullivan as an employee for the year ended December 31, 2024, in the form of a restricted stock grant of 25,000 shares of common stock, with a grant price of $2.18 per share, which will vest in equal installments on the first three anniversaries of the grant date of June 19, 2024. See “Compensation Arrangements With Executive Officer” below.

(3) Represents compensation paid to Mr. Morrison as an employee for the year ended December 31, 2024, in the form of a stock option grant to purchase 24,000 shares of common stock, with an exercise price of $2.03 per share, which 11,250 shares underlying this stock option vested on the grant date of January 1, 2024, and the remaining 12,750 shares underlying the stock option will vest on January 1, 2025. See “Compensation Arrangements With Executive Officers” below.

(4) Represents compensation paid to Mr. Morrison as an employee for the year ended December 31, 2023, in the form of a stock option grant to purchase 24,000 shares of common stock, with an exercise price of $3.32 per share, which vested in its entirety upon the grant date on January 1, 2023. See “Compensation Arrangements With Executive Officers” below.

(5) Represents compensation paid to Mr. O'Sullivan as an employee for the year ended December 31, 2024, in the form of a restricted stock grant of 15,000 shares of common stock, with a grant price of $2.18 per share, which will vest in equal installments on the first three anniversaries of the grant date of June 19, 2024. See “Compensation Arrangements With Executive Officer” below.

(6) Represents compensation paid to Mr. O'Sullivan as an employee for the year ended December 31, 2023, in the form of a restricted stock grant of 24,000 shares of common stock, with a grant price of $3.61 per share, which will vest in equal installments on the first three anniversaries of the grant date of January 1, 2023. See “Compensation Arrangements With Executive Officer” below.

Outstanding Equity Awards at Fiscal Year-End Table

The Outstanding Equity Awards at Fiscal Year-End table below sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2024:

	OPTION AWARDS						STOCK AWARDS
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#)— Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested		Market Value of Shares or Units of Stock that have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested
Brent S. Morrison	11,250	(1)	12,750	(1)	$2.03	01/01/2034	—		$—	—	$—
	24,000	(2)	—		$3.32	01/01/2033	—		$—	—	$—
	—		—		$—	—	25,000	(3)	$39,093	—	$—

Paul J. O'Sullivan	—		—		$—	—	15,000	(3)	$23,456	—	$—
							16,000	(4)	$25,019	—	$—

(1)
This stock option award vested 11,250 of the underlying shares upon grant date of January 1, 2024 and the remaining underlying shares of 12,750 shares will vest on January 1, 2025.
(2)
This stock option award vested in its entirety upon grant on January 1, 2023.
(3)
Restricted shares that will vest on in equal installments on the first three anniversaries of the grant date of June 19, 2024.
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

Ms. Pittard. Ms. Pittard commenced serving as the Company’s Chief Accounting Officer and principal accounting officer on April 15, 2024 up until her resignation effective February 15, 2025. We did not enter into an employment agreement with Ms. Pittard. As compensation for her service as Chief Accounting Officer, Ms. Pittard was paid an annual base salary of $180,000 and was eligible for benefits customarily available to the Company’s employees.

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

Summary of the 2020 Plan

The following is a summary of certain features of the 2020 Plan The complete text of the 2020 Plan is attached hereto as Exhibit 10.1.

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

Director Compensation Table

The following table sets forth information regarding compensation paid to our non-employee directors for the year ended December 31, 2024. Directors who are employed by us do not receive any compensation for their activities related to serving on the Board:

Name (1)	Fees earned or paid in cash $	Stock awards $	All other compensation $	Total $
Michael J. Fox (2)	46,125	—	—	46,125
Kenneth W. Taylor	49,500	—	—	49,500
David A. Tenwick	49,500	—	—	49,500

(1) Excludes Mr. Steven L. Martin since he was not elected to serve as a board member until January 14, 2025.
(2) Mr Fox resigned effective September 30, 2024.

The number of outstanding exercisable and unexercisable options and warrants, and the number of unvested shares of restricted stock held by each of our non-employee directors as of December 31, 2024, are shown below:

	Number of Shares Subject to Outstanding Options or Warrants		Number of Shares of Unvested
Director (1)	Exercisable	Unexercisable	Restricted Stock
Kenneth W. Taylor	—	—	—
David A. Tenwick	—	—	—

(1) Excludes Mr. Steven L. Martin since he was not elected to serve as a board member until January 14, 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of the Common Stock

The following table furnishes information, as of March 01, 2025, as to shares of the common stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of the common stock, (ii) each of our directors and our named executive officers identified in Part III, Item 11., “Executive Compensation - Summary Compensation Table” of this Annual Report; and (iii) our directors and executive officers as a group. As of March 01, 2025, there were 2,129,239 shares of common stock outstanding.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)		Percent of Outstanding Common Stock (3)
5% Beneficial Owners (Excluding Directors and Named Executive Officers):
Charles Frischer	157,734	(4)	7.41%
Directors and Named Executive Officers:
Mr. Steven L. Martin	13,982	(5)	*
Brent S. Morrison	135,319	(6)	6.22%
Paul J. O'Sullivan	64,630	(7)	3.04%
Kenneth W. Taylor	9,562	(8)	*
David A. Tenwick	27,985	(9)	1.31%
All Directors and Executive Officers as a Group:	244,361		11.22%

* Less than one percent.

(1)
The address for each of our directors and executive officers is c/o Regional Health Properties, Inc., 1050 Crown Pointe Parkway, Suite 720, Atlanta, Georgia 30338.
(2)
Except as otherwise specified, each individual has sole and direct beneficial voting and dispositive power with respect to shares of the common stock indicated.
(3)
Percentage is calculated based on 2,129,239 shares of common stock outstanding as of March 01, 2025 plus any stock options exercisable as of March 1, 2025. No stock option are exercisable within 60 days of March 1, 2025.
(4)
Represents 157,734 shares of common stock held by Mr. Frischer directly or through his IRA as reported on Amendment No. 12 to Schedule 13D ("Schedule 13D/A") filed with the SEC on February 25, 2025. The address for this beneficial owner, as set forth in such Schedule 13D/A, is 3156 East Laurelhurst Drive, Seattle, Washington 98105.

(5)
Represents 6,865 shares of common stock held in an individual retirement account and 7,117 shares of common stock held by his spouse in an individual retirement account.
(6)
Represents: (i) 85,047 shares of common stock held directly by Mr. Morrison which include 25,000 unvested shares of restricted stock over which the holder has sole voting but no investment power; (ii) 2,272 shares of common stock held in an individual retirement account; (iii) options exercisable to purchase 24,000 shares of common stock held by Mr. Morrison at an exercise price of $3.32 per share; and (iv) options exercisable to purchase 24,000 shares of common stock held by Mr. Morrison at an exercise price of $2.03 per share.
(7)
Represents: (i) 51,130 shares of common stock held by Mr. O’Sullivan which include 23,000 unvested shares of restricted stock over which the holder has sole voting but no investment power; and (iii) 13,500 shares of common stock held in an individual retirement account.
(8)
Represents 9,562 shares of common stock held by Mr. Taylor.
(9)
Represents 27,985 shares of common stock held by Mr. Tenwick.

Ownership of the Series A Preferred Stock

The following table furnishes information, as of March 01, 2025 and based on information reported by each beneficial owner, as to the shares of Series A Preferred Stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding shares of Series A Preferred Stock; (ii) each of our directors and named executive officers; and (iii) our directors and executive officers as a group. As of March 01, 2025, there were 559,263 shares of Series A Preferred Stock outstanding.

Name and Address of Beneficial Owner (1)	Number of Shares of Series A Preferred Stock Beneficially Owned (2)	Percent of Outstanding Series A Preferred Stock (3)
Directors and Named Executive Officers:
Steven L. Martin	—	*
Brent S. Morrison	—	*
Paul J. O'Sullivan	—	*
Kenneth W. Taylor	—	*
David A. Tenwick	—	*
All Directors and Executive Officers as a Group	—	*

* Less than one percent.

(1)
The address for each of our directors and executive officers is c/o Regional Health Properties, Inc., 1050 Crown Pointe Parkway, Suite 720, Atlanta, Georgia 30338.
(2)
Except as otherwise specified, each individual has sole and direct beneficial voting and dispositive power with respect to the shares of Series A Preferred Stock indicated.
(3)
Percentage is calculated based on 559,263 shares of Series A Preferred Stock outstanding as of March 01, 2025.

Ownership of the Series B Preferred Stock

The following table furnishes information, as of March 01, 2025, as to the shares of Series B Preferred Stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of the

Series B Preferred Stock, (ii) each of our directors and named executive officers; and (ii) our directors and executive officers as a group. As of March 01, 2025, there were 2,252,272 shares of Series B Preferred Stock outstanding.

Name and Address of Beneficial Owner (1)	Number of Shares of Series B Preferred Stock Beneficially Owned (2)		Percent of Outstanding Series B Preferred Stock (3)
5% Beneficial Owners (Excluding Current Directors and Named Executive Officers):
Charles L. Frischer	479,673	(4)	21.30%
Kenneth S. Grossman	143,118	(5)	6.35%
Directors and Named Executive Officers:
Steven L. Martin	95,157	(6)	4.22%
Brent S. Morrison	—		*
Paul J. O'Sullivan	—		*
Kenneth W. Taylor	—		*
David A. Tenwick	—		*
All Directors and Executive Officers as a Group	95,157		4.22%

* Less than one percent.

(1)
The address for each of our directors and executive officers is c/o Regional Health Properties, Inc., 1050 Crown Pointe Parkway, Suite 720, Atlanta, Georgia 30338.
(2)
Except as otherwise specified, each individual has sole and direct beneficial voting and dispositive power with respect to the shares of Series B Preferred Stock indicated.
(3)
Percentage is calculated based on 2,252,272 shares of Series B Preferred Stock outstanding as of March 01, 2025.
(4)
Represents Information as reported on Amendment No. 12 to Schedule 13D filed by Charles L. Frischer and the Libby Frischer Family Partnership (“LFFP”), an entity that Mr. Frischer is the general partner of, with the SEC on February 25, 2025. Of the shares of Series B Preferred Stock reported in such Schedule 13D/A, Charles L. Frischer reports having sole voting power and sole dispositive power with respect to 468,673 shares of Series B Preferred Stock, and LFFP reports (2) having sole voting power and sole dispositive power with respect to 11,000 shares of Series B Preferred Stock. The address for this beneficial owner, as set forth in such Schedule 13D/A, is 3156 East Laurelhurst Drive, Seattle, Washington 98105.
(5)
Per Form 3 filed by Mr. Kenneth S. Grossman on February 24, 2023. Represents 143,118 shares of Series B preferred stock held by Mr. Kenneth Grossman in an individual retirement account and excludes 10,472 shares of Series B preferred stock held by a partnership which Mr. Kenneth Grossman disclaims any beneficial ownership.
(6)
Represents (i) 39,371 shares of series B preferred stock held directly by Mr. Steven Martin; (ii) 26,999 shares of Series B preferred stock held in an individual retirement account; (iii) 22,987 shares of Series B preferred stock held by spouse; (iv) 5,800 shares of Series B preferred stock held by spouse in an individual retirement account; and excludes 2,000 shares of Series B preferred stock in individual trust account which Mr. Steven Martin disclaims any beneficial ownership.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2024 with respect to shares of the common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval. The information includes the number of shares covered by and the weighted average exercise price of outstanding options and warrants and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted -Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1))
Equity compensation plans approved by security holders (2)	48,000	$2.68	141,000
Equity compensation plans not approved by security holders (3)	15,278	$51.00
Total	63,278	$14.35	141,000
(1)
Represents shares available for future issuance under the 2023 Plan, which was approved by the Company’s shareholders on November 16, 2023 at the 2023 Annual Meeting of Shareholders of the Company.
(2)
Represents options issued pursuant to the Company’s 2023 Plan and 2020 Stock Incentive Plan, which were approved by our shareholders.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Mr. Martin is affiliated with holders of the Company’s Series B Preferred Stock. The Board, upon the recommendation of the Nominating Committee, nominated Mr. Martin, who was a director nominee recommended by certain of the holders of the Series B Preferred Stock, to stand for election at the 2024 Annual Meeting on January 14, 2025. Mr. Martin was previously elected to the Board at the 2022 Annual Meeting of Shareholders held on February 14, 2023 and served on the Board until November 16, 2023, at which time he did not stand for re-election at the Company’s 2023 Annual Meeting of Shareholders. The Company previously negotiated with certain of the holders of the Series A Preferred Stock, including affiliates of Mr. Martin, the terms of the Company’s exchange offer that closed on June 30, 2023.

Mr. Morrison owns $70,000 aggregate principal amount of the City of Springfield Ohio, First Mortgage Revenue Bonds (Eaglewood Property Holdings, LLC Project) Series 2012A (the “Series 2012A Bonds”) personally and $140,000 aggregate principal amount of the Series 2012A Bonds through the ZCM Opportunities Fund, LP, a private fund over which Mr. Morrison exercises discretion. The 2012A Bonds are secured by the Eaglewood Village facility.

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

Item 14. Principal Accountant Fees and Services

Pursuant to appointment by the Audit Committee, Cherry Bekaert, LLP (“Cherry Bekaert”) has audited the financial statements of the Company and its subsidiaries for the years ended December 31, 2024 and 2023, respectively.

The following table sets forth the aggregate fees that Cherry Bekaert billed or will bill to the Company for the years ended December 31, 2024 and 2023, respectively. All of the fees were approved by the Audit Committee in accordance with its policies and procedures.

	Year Ended December 31,
(Amounts in 000's)	2024	2023
Audit fees (total)(1)	$262	$244
Audit-related fees (total)(2)	16	51
Cherry Bekaert Total fees	$278	$295

(1)
Audit fees include fees associated with professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q during the twelve months ended December 31, 2024 and 2023.
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

(i)
Consolidated Balance Sheets—December 31, 2024 and 2023;
(ii)
Consolidated Statements of Operations—Years ended December 31, 2024 and 2023;
(iii)
Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2024 and 2023;
(iv)
Consolidated Statements of Cash Flows—Years ended December 31, 2024 and 2023; and
(v)
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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, by and between Regional Health Properties, Inc. and SunLink Health Systems, Inc., dated as of January 3, 2025	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on January 10, 2025

3.1	Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective July 3, 2023	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on July 6, 2023

3.2	Amended and Restated Bylaws of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

3.2(a)	Amendment No. 1 to Amended and Restated Bylaws of Regional Health Properties, Inc., effective June 27, 2023	Incorporated by reference to Exhibit 3.6 of the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4 (Reg. No. 333-269750) filed on June 28, 2023

4.1	Description of Capital Stock of Regional Health Properties, Inc.	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on July 6, 2023

4.2	Form of Common Stock Certificate of Regional Health Properties, Inc	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
.

4.3*	Warrant to Purchase 70,000 Shares of Common Stock, dated May 15, 2013, issued by AdCare Health Systems, Inc. to Ronald W. Fleming	Incorporated by reference to Exhibit 4.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

10.1*	Regional Health Properties, Inc. 2020 Equity Incentive Plan	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 17, 2020

10.1(a)*	Form of Restricted Common Stock Agreement – Non Employee Director (2020 Equity Plan)	Incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

10.1(b)*	Form of Restricted Common Stock Agreement – Employee (2020 Equity Plan)	Incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

10.1(c)*	Form of Incentive Stock Option Award Agreement (pursuant to the Regional Health Properties, Inc. 2020 Equity Incentive Plan).	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on January 6, 2022

10.1(d)*	Form of Non-Qualified Stock Option Award Agreement (pursuant to the Regional Health Properties, Inc. 2020 Equity Incentive Plan).	Incorporated by reference to Exhibit 10.1(d) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022

10.2*	Regional Health Properties, Inc. 2023 Omnibus Incentive Compensation Plan	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed November 20, 2023

10.2(a)*	Form of Non-Qualified Stock Option Agreement (pursuant to the Regional Health Properties, Inc. 2023 Omnibus Incentive Compensation Plan)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed November 20, 2023

10.2(b)*	Form of Incentive Stock Option Agreement (pursuant to the Regional Health Properties, Inc. 2023 Omnibus Incentive Compensation Plan)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed November 20, 2023

10.2(b)*	Form of Restricted Stock Agreement (pursuant to the Regional Health Properties, Inc. 2023 Omnibus Incentive Compensation Plan)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed November 20, 2023

10.2(d)*	Form of Restricted Stock Unit Agreement (pursuant to the Regional Health Properties, Inc. 2023 Omnibus Incentive Compensation Plan)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed November 20, 2023

10.3*	Employment Agreement, dated July 1, 2021, by and among Regional Health Properties, Inc. and Brent Morrison.

Incorporated by reference to Exhibit 10.229 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-4 filed by Regional Health Properties, Inc. on July 2, 2021 (File No. 333-256667).

10.4*	Letter Agreement, dated October 1, 2013, among AdCare Health Systems, Inc., Park City Capital, LLC and Michael J. Fox	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 18, 2013

10.5*	Consulting Agreement, dated as of August 16, 2020, by and between E. Clinton Cain and Regional Health Property, Inc.	Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020

10.6	Mt. Kenn Property Holdings, LLC Deed to Secure Debt, Assignment of Rents and Security Agreement dated April 29, 2011	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 5, 2011

10.7	Form of Promissory Note, issued by Mount Trace Nursing ADK, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2011

10.8	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10	Incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10.9	Term Note, dated July 27, 2011, made by Erin Property Holdings, LLC in favor of Bank of Atlanta	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10.9(a)	Note and Loan Modification Agreement, dated as of September 3, 2020, by and between Erin Property Holdings, LLC and Regional Health Property, Inc. and Cadence Bank, NA	Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020

10.10	Note, dated July 27, 2011, made by Erin Property Holdings, LLC, in favor of Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.11	Term Loan Agreement, dated July 27, 2011, among Erin Property Holdings, LLC, Erin Nursing, LLC, AdCare Health Systems, Inc. and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.12	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.13	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.14	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.15	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.16	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.17	Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.18	Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.19	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.20	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.21	Guaranty, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.22	Guaranty, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan	Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.23	Unconditional Guaranty Business and Industry Guarantee Loan Program, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.24	Unconditional Guarantee Business and Industry Guarantee Loan Program, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan	Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.25	Unconditional Guarantee, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.26	Unconditional Guarantee, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the SBA Loan	Incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.27	Escrow Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Bank of Atlanta, and Bank of Atlanta as Escrow Agent, with respect to the USDA Loan and the SBA Loan	Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.28	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly

Report on Form 10-Q for the Quarter ended June 30, 2011

10.29	Unconditional Guarantee, dated September 6, 2011, issued by CP Nursing, LLC in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

10.30	Unconditional Guarantee, dated September 6, 2011, issued by Hearth and Home of Ohio, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

10.31	Cognovit Promissory Note, dated as of January 1, 2012, issued by Eaglewood Property Holdings, LLC and Eaglewood Village, LLC in favor of Eaglewood Villa, Ltd. in the amount of $500,000	Incorporated by reference to Exhibit 10.141 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

10.32	Cognovit Promissory Note, dated as of January 1, 2012, issued by Eaglewood Property Holdings, LLC and Eaglewood Village, LLC in favor of Eaglewood Villa, Ltd. in the amount of $4,500,000	Incorporated by reference to Exhibit 10.142 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

10.33	Guaranty Agreement, dated as of December 30, 2011, executed by AdCare Health Systems, Inc. and AdCare Property Holdings, LLC in favor of Eaglewood Villa, Ltd	Incorporated by reference to Exhibit 10.143 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

10.34	Lease Agreement, dated August 1, 2010, between William M. Foster and ADK Georgia, LLC	Incorporated by reference to Exhibit 10.155 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

10.34(a)	First Amendment to Lease, dated August 31, 2010, between William M. Foster and ADK Georgia, LLC	Incorporated by reference to Exhibit 10.156 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

10.34(b)	Second Amendment to Lease, dated as of August 14, 2015, between William M. Foster and ADK Georgia, LLC	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on August 18, 2015

10.34(c)	Lease Termination Agreement Spring Valley, dated as of December 30, 2022, among Regional Health Properties, Inc., ADK Georgia, LLC and Spring Valley, LLC.	Incorporated by reference to Exhibit 10.33(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022

10.35	Guaranty Agreement, dated as of June 1, 2010, entered into by AdCare Health Systems, Inc. to and for the benefit of Bank of Oklahoma, N.A.	Incorporated by reference to Exhibit 10.159 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

10.36	Loan Agreement, dated as of April 12, 2012, between the City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.37	Guaranty Agreement, dated as of April 12, 2012, made and entered into by AdCare Health Systems, Inc., to and for the benefit of BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.38	Land Use Restriction Agreement, dated as of April 12, 2012, by and between BOKF, NA dba Bank of Oklahoma and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.39	Open-End Mortgage, Assignment of Leases and Security Agreement, dated April 12, 2012, from Eaglewood Property Holdings, LLC to BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.40	Form of Securities Purchase Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

10.41	Bond Purchase Agreement, dated April 10, 2012, among Lawson Financial Corporation, The City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.40 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.42	Secured Loan Agreement, dated December 28, 2012, by and among Keybank National Association and the subsidiaries of AdCare Health Systems, Inc. named therein	Incorporated by reference to Exhibit 10.263 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

10.43	Healthcare Facility Note, dated December 1, 2014, by and among Mt. Kenn Property Holdings, LLC and KeyBank National Association	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014

10.44	Healthcare Deed to Secure Debt, Security Agreement and Assignment of Rents, dated December 1, 2014, by and among Mt. Kenn Property Holdings, LLC and KeyBank National Association	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014

10.45

Healthcare Regulatory Agreement, dated December 1, 2014, by and among Mt. Kenn Property Holdings, LLC, its successors, heirs, and assigns (jointly and severally) and the U.S. Department of Housing and Urban Development.

Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014

10.46	Regulatory Agreement and Mortgage Note dated July 29, 2008 by and between Hearth & Care of Greenfield and Red Mortgage Capital, Inc,	Incorporated by reference to Exhibit 10.31 of the Registrant’s Annual

Report on Form 10-K for the year ended December 31, 2008

10.46(a)	Modification of Mortgage Note Agreement dated as of October 1, 2014, by and between Hearth & Care of Greenfield, LLC. and Red Mortgage Capital, Inc.	Incorporated by reference to Exhibit 10.359 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014

10.47	Security Instrument, Mortgage & Deed of Trust, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and Housing & Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014

10.48	Healthcare Regulatory Agreement - Borrower, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and The U.S. Department of Housing and Urban Development	Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014

10.49	Healthcare Regulatory Agreement - Borrower, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and U.S. Department of Housing and Urban Development	Incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014

10.50	Healthcare Facility Note, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and Housing & Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014

10.51	Healthcare Facility Note, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and Housing & Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014

10.52	Lease Agreement, dated February 27, 2015 by and between Sumter Valley Property Holdings, LLC and Blue Ridge of Sumter LLC	Incorporated by reference to Exhibit 10.410 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014

10.52(a)	First Lease Amendment to Lease Agreement, dated March 20, 2015, by and between Sumter Valley Property Holdings, LLC and Blue Ridge of Sumter, LLC	Incorporated by reference to Exhibit 10.411 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014

10.53	Lease Agreement, dated September 22, 2014 by and between Coosa Nursing ADK, LLC, and C.R. of Coosa Valley, LLC	Incorporated by reference to Exhibit 10.415 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014

10.53(a)	First Amendment to Lease Agreement, dated November 21, 2014 by and between Coosa Nursing ADK, LLC, and C.R. of Coosa Valley, LLC	Incorporated by reference to Exhibit 10.52(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022

10.53(b)	Second Amendment to Lease Agreement, dated September 14, 2015, by and between Coosa Nursing ADK, LLC and C.R. of Coosa Valley, LLC	Incorporated by reference to Exhibit 10.124 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015

10.54	Sublease Agreement, dated May 1, 2015 by and between QC Nursing, LLC and Southwest LTC-Quail Creek, LLC	Incorporated by reference to Exhibit 10.84 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015

10.55	Sublease Agreement, dated July 1, 2015 by and between 2014 HUD Master Tenant, LLC and C.R. of Glenvue, LLC	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on July 7, 2015

10.55(a)	First Amendment to Sublease Agreement, dated August 14, 2015, by and between 2014 HUD Master Tenant, LLC and C.R. of Glenvue, LLC	Incorporated by reference to Exhibit 10.126 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015

10.56	Sublease Agreement, dated August 1, 2015, by and between 2014 HUD Master Tenant, LLC and EW SNF, LLC.	Incorporated by reference to Exhibit 99.6 of the Registrant’s Current Report on Form 8-K filed on August 5, 2015

10.57	Lease Inducement Fee Agreement, dated August 1, 2015, by and between the AdCare Health Systems, Inc. and PWW Healthcare, LLC, PV SNF, LLC, HC SNF, LLC, EW SNF, LLC, and EW ALF, LLC.	Incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K filed on August 5, 2015

10.58	Lease Guaranty made by AdCare Health Systems, Inc. for the benefit of William M. Foster, effective August 14, 2015	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on August 18, 2015

10.59	Sublease Agreement, dated October 1, 2015, by and between KB HUD Master Tenant 2014, LLC, and C.R. of Autumn Breeze, LLC	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 6, 2015

10.60

Master Sublease Agreement, dated November 3, 2015, by and among ADK Georgia, LLC, and Jeffersonville Healthcare & Rehab, LLC, Oceanside Healthcare & Rehab, LLC, and Savannah Beach Healthcare & Rehab, LLC.

Incorporated by reference to Exhibit 10.141 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015

10.61

Replacement Promissory Note, dated November 1, 2015, by and between New Beginnings Care, LLC, Jeffersonville Healthcare & Rehab, LLC, Oceanside Healthcare & Rehab, LLC, and Savannah Beach Healthcare & Rehab, LLC, and AdCare Health Systems, Inc.

Incorporated by reference to Exhibit 10.142 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015

10.62	Loan Agreement, dated May 1, 2017, between Meadowood Property Holdings, LLC and the Exchange Bank of Alabama in the original amount of $4.1 million	Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017

10.62(a)	Extension and Modification Agreement, dated as of October 01, 2021, by and between Meadowood Holdings Property, LLC and the Exchange Bank of Alabama.	Incorporated by reference to Exhibit 4.18 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2021

10.63	Guarantee Issued May 1, 2017 by and among AdCare Health Systems Inc., Regional Health Properties Inc., and Exchange Bank of Alabama	Incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022

10.63(a)	Joinder and First Amendment to Guarantee Issued May 1, 2017, dated September 29, 2017, by and among AdCare Health Systems Inc., Regional Health Properties Inc., and Exchange Bank of Alabama	Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017

10.64	Affirmation and Assumption of Loan Documents, Limited Guarantees and Security Agreements Issued May 30, 2018, by and Between Regional Health Properties, Inc., and Red Mortgage.	Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017

10.65	Sublease Agreement, dated as of November 30, 2018, by and between Regional Health Properties, Inc. and Miami COV SNF, Inc.	Incorporated by reference to Exhibit 10.206 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

10.66	Sublease Agreement, dated as of November 30, 2018, by and between RMC HUD Master Tenant, LLC and Greenfield SNF, Inc.	Incorporated by reference to Exhibit 10.207 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

10.67	Sublease Agreement, dated as of November 30, 2018, by and between RMC HUD Master Tenant, LLC and Sidney SNF, Inc.	Incorporated by reference to Exhibit 10.208 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

10.68	Sublease Agreement, dated as of November 30, 2018, by and between Eaglewood Village, LLC and Springfield Clark ALF, Inc.	Incorporated by reference to Exhibit 10.209 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

10.69	Sublease Agreement, dated as of November 30, 2018, by and between 2014 HUD Master Tenant, LLC and Springfield SNF, Inc.	Incorporated by reference to Exhibit 10.210 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

10.70

Guaranty, dated as of December 1, 2018, by and between Regional Health Properties, Inc. and Miami COV SNF, Inc., Greenfield SNF, Inc., Sidney SNF, Inc., Springfield Clark ALF Inc. and Springfield SNF, Inc.

Incorporated by reference to Exhibit 10.211 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

10.71	Forbearance Agreement, dated as of January 11, 2019, by and between Covington Realty, LLC and Regional Health Properties, Inc.	Incorporated by reference to Exhibit 10.212 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

10.72	Lease Agreement, dated as of February 28, 2019, by and between Mountain Trace Nursing ADK, LLC and Vero Health X, LLC.	Incorporated by reference to Exhibit 10.216 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

10.73	Settlement Agreement and Release, dated as of March 13, 2019, by and between Regional Health Properties, Inc. and Chapter 7 Trustee	Incorporated by reference to Exhibit 10.219 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
.

10.74	Coosa Nursing ADK, LLC Loan Agreement dated September 30, 2010	Incorporated by reference from Exhibits 10.1 of the Registrant's Form 8-K filed October 6, 2010.

10.75	Coosa Nursing ADK, LLC Secured Promissory Note dated September 30, 2010	Incorporated by reference from Exhibits 10.2 of the Registrant's Form 8-K filed October 6, 2010.

10.75(a)	Note Modification Agreement, dated as of May 1, 2020, by and between Coosa Nursing ADK, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020

10.76	Loan dated as of January 24, 2011 by and between Mountain Trace Nursing ADK, LLC and Community Bank & Trust - West Georgia	Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022

10.76(a)	Extension Agreement, dated as of July 15, 2020, by and between Mountain Trace Nursing ADK, LLC and Community Bank & Trust – West Georgia	Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020

10.77	Agreement Regarding Lease and Note, dated as of August 27, 2020, by and between OS Tybee, LLC, SB Tybee, LLC, JV Jeffersonville, LLC and Regional Health Property, Inc	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020
.

10.78	Lease, dated as of January 1, 2021, by and between ADK Georgia, LLC and PS Operator, LLC.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed January 7, 2021

10.79	Management Consulting Services Agreement, dated as of January 1, 2021, by and between Vero Health Management, LLC, and Tara Operator, LLC.	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed January 7, 2021

10.80

Agreement Regarding Leases, dated as of On December 1, 2020, by and between Regional Health Properties, Inc., and 3223 Falligant Avenue Associates, L.P., 3460 Powder Springs Road Associates, L.P., Wellington Healthcare Services II, L.P. and Mansell Court Associates LLC

Incorporated by reference to Exhibit 10.247 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020

10.81	Promissory Note, dated as of September 30, 2021, by and between Coosa Nursing, LLC and the Exchange Bank of Alabama.	Incorporated by reference to Exhibit 4.17 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2021

10.82	Second Renewal Amended and Restated Promissory Note, dated as of August 17, 2021, by and between Regional Health Properties, Inc. and KeyBank National Association.	Incorporated by reference to Exhibit 4.18 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2021

10.83	Management Agreement, dated as of September 22, 2021, by and between Peach Health Group, LLC and Tara Operator, LLC.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed September 27, 2021

10.84	Outside Director Compensation package	Incorporated by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022

10.85	Forbearance Agreement, dated as of November 22, 2024, by and among the Company, Borrower and the Lender regarding the USDA Note.	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed November 29, 2024

10.86	Forbearance Agreement, dated as of November 22, 2024, by and among the Company, the Borrower and the Lender regarding the SBA Note	Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed November 29, 2024

10.87	Lease Termination Agreement, dated November 14, 2024, by and between Mountain Trace Nursing ADK, LLC (Landord) and Vero Health X, LLC (Tenant)	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Cherry Bekaert LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

97.1	Regional Health Properties, Inc. Clawback Policy	Incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ BRENT S. MORRISON
Brent S. Morrison	Chairman, Chief Executive Officer, and President (Principal Executive Officer)	March 31, 2025

/s/ PAUL J. O'SULLIVAN
Paul J. O'Sullivan	Senior Vice President (Principal Financial Officer)	March 31, 2025

/s/
Steven L. Martin	Director	March 31, 2025

/s/ DAVID A. TENWICK
David A. Tenwick	Director	March 31, 2025

/s/ KENNETH W. TAYLOR
Kenneth W. Taylor	Director	March 31, 2025