Form 10-Q
period 2025-03-31
REGIONAL HEALTH PROPERTIES, INC
filed 2025-05-15
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

(678) 869-5116

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	RHE	NYSE American[1]
Series A Redeemable Preferred Stock, no par value	RHE-PA	NYSE American[1]

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

As of May 13, 2025 the registrant had 2,129,239 shares of common stock, no par value, outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000's)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Property and equipment, net	$33,128	$33,489
Assets held for sale, net	10,362	10,334
Cash	455	582
Restricted cash	2,601	2,890
Accounts receivable, net of allowances of $138 and $141	3,640	3,362
Prepaid expenses and other	410	633
Notes receivable	369	369
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	65	69
Right-of-use operating lease assets	2,043	2,154
Goodwill	1,585	1,585
Straight-line rent receivable	2,150	2,527
Total assets	$59,279	$60,465
LIABILITIES AND EQUITY
Senior debt, net	$33,989	$34,287
Debt related to assets held for sale, net	8,146	8,234
Bonds, net	5,853	5,851
Other debt, net	1,171	1,349
Accounts payable	5,115	3,695
Accrued expenses	5,418	5,414
Operating lease obligation	2,348	2,472
Other liabilities	1,398	2,082
Total liabilities	63,438	63,384
Commitments and Contingencies (Note 12)
Stockholders' deficit:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 2,140 and 1,890 shares issued and 2,129 and 1,879 shares outstanding at March 31, 2025 and December 31, 2024	63,798	63,173
Preferred stock, no par value; 5,000 shares authorized (including amounts authorized for Series A and Series B); shares issued and outstanding designated as follows:
Preferred stock, Series A, no par value; 560 shares authorized, issued and outstanding at March 31, 2025 and December 31, 2024, with a redemption amount $426 at March 31, 2025 and December 31, 2024	426	426
Preferred stock, Series B, no par value; 2,812 shares authorized; 2,252 shares issued and outstanding at March 31, 2025 and December 31, 2024, with a redemption amount $18,602 at March 31, 2025 and December 31, 2024	18,602	18,602
Accumulated deficit	(86,985)	(85,120)
Total stockholders' deficit	(4,159)	(2,919)
Total liabilities and stockholders' deficit	$59,279	$60,465

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000's except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Patient care revenues	$5,642	$2,309
Rental revenues	1,548	1,818
Total revenues	7,190	4,127
Expenses:
Patient care expense	4,401	2,101
Facility rent expense	207	149
Depreciation and amortization	402	511
General and administrative expense	2,231	1,632
Loss on lease termination	303	—
Credit loss expense	70	28
Gain on operations transfer	(106)	—
Total expenses	7,508	4,421
Loss from operations	(318)	(294)
Other expense:
Interest expense, net	653	674
Other expense, net	291	(6)
Total other expense, net	944	668
Net loss	(1,262)	(962)
Preferred stock dividends	(603)	—
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(1,865)	$(962)
Net loss per share of common stock attributable to Regional Health Properties, Inc.
Basic and Diluted	$(0.94)	$(0.52)
Weighted average shares of common stock outstanding:
Basic and Diluted	1,993	1,839

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Amounts in 000's)

(Unaudited)

	Outstanding
	Shares of Common Stock	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock A, no par value	Preferred Stock B, no par value	Accumulated Deficit	Total
Balance, December 31, 2024	1,879	560	2,252	(11)	$63,173	$426	$18,602	$(85,120)	$(2,919)
Stock-based compensation	—	—	—	—	22	—	—	—	22
Common stock issued in connection with Preferred Stock Series B dividends	250	—	—	—	603	—	—	(603)	—
Net loss	—	—	—	—	—	—	—	(1,262)	(1,262)
Balances, March 31, 2025	2,129	560	2,252	(11)	$63,798	$426	$18,602	$(86,985)	$(4,159)

	Outstanding
	Shares of Common Stock	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock A, no par value	Preferred Stock B, no par value	Accumulated Deficit	Total
Balance, December 31, 2023	1,839	560	2,252	(11)	$63,059	$426	$18,602	$(81,902)	$185
Restricted stock issuance	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	43	—	—	—	43
Net Loss	—	—	—	—		—	—	(962)	(962)
Balances, March 31, 2024	1,839	560	2,252	(11)	$63,102	$426	$18,602	$(82,864)	$(734)

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,262)	$(962)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	402	511
Stock-based compensation expense	22	43
Rent expense (less than) in excess of cash paid	(13)	(9)
Rent revenue less than (in excess) of cash received	(190)	121
Amortization of deferred financing costs, debt discounts and premiums	25	25
Loss on lease termination	303	—
Gain on operations transfer	(106)	—
Credit loss expense	70	28
Changes in operating assets and liabilities:
Accounts receivable	(449)	(168)
Prepaid expenses and other assets	223	209
Accounts payable and accrued expenses	1,424	793
Other liabilities	(213)	6
Net cash provided by operating activities	236	597
Cash flows from investing activities:
Purchase of property and equipment	(65)	(55)
Net cash used in investing activities	(65)	(55)
Cash flows from financing activities:
Payment of senior debt	(409)	(378)
Payment of other debt	(178)	(373)
Net cash used in financing activities	(587)	(751)
Net change in cash and restricted cash	(416)	(209)
Cash and restricted cash, beginning	3,472	4,184
Cash and restricted cash, ending	$3,056	$3,975

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash interest paid	646	$677
Vendor-financed insurance	14	—
Gain on operations transfer	106	—
Preferred stock dividends paid in common stock	603	—

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2025

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Regional Health Properties, Inc.'s (the "Company" or "Regional") predecessor was incorporated in Ohio on August 14, 1991, under the name Passport Retirement, Inc. In 1995, Passport Retirement, Inc. acquired substantially all of the assets and liabilities of AdCare Health Systems, Inc. and changed its name to AdCare Health Systems, Inc. ("AdCare"). AdCare completed its initial public offering in November 2006, relocated its executive offices and accounting operations to Georgia in 2012, and changed its state of incorporation from Ohio to Georgia in December 2013. Regional Health Properties, Inc. is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior housing. The Company's business primarily consists of leasing such facilities to third-party tenants, which operate the facilities. The Company has two primary reporting segments: (i) Real Estate, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants, and (ii) Healthcare Services segment, which consists of the operation of the Glenvue, Meadowood and Mountain Trace facilities. Effective August 3, 2023, the Company’s 12.5% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Stock”) is quoted on the OTC Markets Group, Inc.’s OTCQB Venture Market under the symbol “RHEPB”.

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP") in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2024 audited consolidated financial statements and notes thereto, which are included in the 2024 Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 31, 2025.

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

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	March 31, 2025	December 31, 2024
Gross receivables
Real Estate Services	$415	$1,576
Healthcare Services	3,363	1,927
Subtotal	3,778	3,503
Allowance
Real Estate Services	—	(71)
Healthcare Services	(138)	(70)
Subtotal	(138)	(141)
Accounts receivable, net of allowance	$3,640	$3,362

Prepaid Expenses and Other

As of March 31, 2025 and December 31, 2024, the Company had approximately $0.4 million and $0.6 million , respectively, in prepaid expenses and other, which primarily relate to insurance for the facilities we operate, directors’ and officers’ insurance, and mortgage insurance premiums

Notes Receivable

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

Assets Held for Sale and Discontinued Operations

The Company may decide to sell properties that are held for use. The Company records these properties as assets held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Assets classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell, an impairment expense is recognized. The Company estimates fair value, less estimated closing costs, based on similar real estate sales transactions. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 and 3 inputs. Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See Note 5 – Assets Held for Sale for additional details on assets held for sale as of March 31, 2025 and December 31, 2024. Any debt related to assets held for sale or sold during the period are classified as debt related to assets held for sale for the current and prior periods presented in the accompanying consolidated financial statements.

Assets held for sale are presented as discontinued operations in all periods presented if the disposition represents a strategic shift that has, or will have, a major effect on the Company's financial position or results of operations. This includes the net gain (or loss) upon disposal of property held for sale, the property's operating results, depreciation and interest expense.

Accounts Payable

The following table presents the Company's Accounts payable for the periods presented:

(Amounts in 000’s)	March 31, 2025	December 31, 2024
Accounts payable
Real Estate Services	$2,913	$2,008
Healthcare Services	2,202	1,687
Total Accounts payable	$5,115	$3,695

Other Liabilities

As of March 31, 2025 and December 31, 2024, the Company had approximately $1.4 million and $2.1 million, respectively in Other liabilities, consisting of security lease deposits and sublease improvement funds.

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or finance lease. As of March 31, 2025, the Company's leased facility is accounted for as an operating lease. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

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

The Company maintains insurance for professional and general liability claims for its Healthcare Services segment, which includes any facility the Company is likely to operate, however for claims prior to January 1, 2020, the Company is self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the Transition. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company’s estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 8 – Accrued Expenses and Note 12 - Commitments and Contingencies.

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

Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

(Share amounts in 000’s)	March 31, 2025	March 31, 2024
Stock options	48	33
Warrants - employee	15	32
Total anti-dilutive securities	63	65

The weighted average contractual terms in years for these stock options as of March 31, 2025 is 8.3 years, and the warrants expire on April 1, 2025.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public company to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. A public company with a single reportable segment is required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-07 did not have a material impact on the Company's consolidated financial statements. See Note 13 – Segment Results for more information.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures,

which requires a public company, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 effective January 1, 2025. The adoption of ASU-2023-09 did not have a material impact on the Company's consolidated financial statements.

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

Management anticipates access to several sources of liquidity, including but not limited to: cash on hand, collection of patient accounts receivable and uncollected rent, debt refinancing, and debt borrowings, asset sales, and/or through the sale of additional securities during the twelve months from the date of this filing. At March 31, 2025, the Company had $0.5 million in unrestricted cash and $3.6 million of net accounts receivable, mainly consisting of patient accounts receivable and rent receivables, which the Company plans to collect over the next twelve months.

During the three months ended March 31, 2025, the Company's cash provided by operating activities was $0.2 million primarily due to the timing of accounts payable and accrued expense payments. The Company is seeking collection of the past due rent. In addition, management is working to expedite the time it takes to collect and receive aged patient receivables. Cash flow from operations in the future will be based on the operational performance of the facilities under the company's management, Glenvue, Meadowood and Mountain Trace.

On January 6, 2025, the Company and SunLink Health Systems, Inc., a Georgia corporation (“SunLink”), issued a joint press release announcing the execution of an Agreement and Plan of Merger, dated as of January 3, 2025 (the “Original Merger Agreement”), by and between Regional and SunLink, pursuant to which, upon the terms and subject to the conditions set forth therein, SunLink will merge with and into Regional in exchange for the issuance of an aggregate of 1,410,000 shares of Regional common stock and 1,410,000 shares of Regional’s newly-authorized Series D 8% Cumulative Convertible Redeemable Preferred Stock with a liquidation preference of $10 per share.

On April 14, 2025, the Company and SunLink entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with SunLink. The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, SunLink will be merged with and into Regional (the “Merger”), with Regional surviving the Merger. The Merger Agreement amends and restates in its entirety the previously announced Original Merger Agreement.

The Merger Agreement amends the Original Merger Agreement, among other things, to: (i) increase the number of shares of common stock, no par value per share, of Regional (“Regional Common Stock”) constituting the Regional Common Stock Consideration (as defined in the Merger Agreement) from one share of Regional Common Stock to 1.1330 shares of Regional Common Stock; (ii) increase the initial Liquidation Preference (as defined in the Merger Agreement) with respect to the Regional Series D Preferred Stock from $10.00 to $12.50 per share of Regional Series D Preferred Stock; (iii) increase the initial Conversion Ratio (as defined in the Merger Agreement) with respect to the Regional Series D Preferred Stock from one share of Regional Common Stock to 1.1330 shares of Regional Common Stock for every three shares of Regional Series D Preferred Stock, provided that the number of shares of Regional Series D Preferred Stock required to convert into one share of Regional Common Stock would be subject to reduction (as described in the Merger Agreement); and (iv) provide that SunLink may pay one or two special dividends to its shareholders prior to the closing of the Merger, in such amounts and subject to such limitations as described in the Merger Agreement. The Merger Agreement has been approved by each company’s board of directors and completion of the transaction remains subject to the receipt of the approvals of the shareholders of both Regional and SunLink, regulatory approvals and satisfaction of customary closing conditions. See Note 14 – Subsequent Events for information on the Company's execution of the Merger Agreement.

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

Debt

As of March 31, 2025, the Company had $49.2 million in indebtedness, net of $1.0 million deferred financing costs and unamortized discounts. The Company anticipates net principal repayments of approximately $6.8 million during the next twelve-month period, approximately $2.6 million of routine debt service amortization, $0.2 million payment of bond debt, and $4.0 million of Southland's maturing debt.

Debt Covenant Compliance

At March 31, 2025, the Company was in compliance with the various financial and administrative covenants related to all of the Company's credit facilities.

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

NOTE 3. CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	March 31, 2025	December 31, 2024
Cash	$455	$582
Restricted cash:
Cash collateral	42	34
HUD and other replacement reserves	1,731	1,992
Escrow deposits	510	546
Restricted investments for debt obligations	318	318
Total restricted cash	2,601	2,890
Total cash and restricted cash	$3,056	$3,472

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

NOTE 4. PROPERTY AND EQUIPMENT

The following table sets forth the Company's property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	March 31, 2025	December 31, 2024
Buildings and improvements	5-40	$50,513	$50,520
Equipment and computer related	2-10	671	701
Land	—	2,331	2,331
Property and equipment		53,515	53,552
Less: accumulated depreciation		(20,387)	(20,063)
Property and equipment, net		$33,128	$33,489

The following table summarizes total depreciation and amortization expense three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Amounts in 000’s)	2025	2024
Depreciation	$310	$403
Amortization	92	108
Total depreciation and amortization expense	$402	$511

NOTE 5. ASSETS HELD FOR SALE

The following table sets forth the Company's assets held for sale by asset description:

(Amounts in 000's)	Lives (Years)	March 31, 2025	December 31, 2024
Buildings and improvements	5 - 40	$14,386	$14,358
Equipment and computer related	2 - 10	458	458
Land	—	443	443
		15,287	15,259
Less: accumulated depreciation and amortization		(4,925)	(4,925)
Assets held for sale, net		$10,362	$10,334

The following table sets for the Company's assets held for sale by facility:

(Amounts in 000's)	March 31, 2025	December 31, 2024
Coosa	$6,258	$6,258
Meadowood	4,104	4,076
Assets held for sale, net	$10,362	$10,334

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and Goodwill consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment)1)	Bed Licenses - Separable (2)	Lease Rights	Total	Goodwill (2)
Balances, December 31, 2024
Gross	$14,276	$2,471	$176	$16,923	$1,585
Accumulated amortization	(5,411)	—	(107)	(5,518)	—
Net carrying amount	$8,865	$2,471	$69	$11,405	$1,585

Balances, March 31, 2025
Gross	$14,276	$2,471	$176	$16,923	$1,585
Accumulated amortization	(5,499)	—	(111)	(5,610)	—
Net carrying amount	$8,777	$2,471	$65	$11,313	$1,585
(1)
Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 4 – Property and Equipment).
(2)
The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

The following table summarizes amortization expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Amounts in 000’s)	2025	2024
Bed licenses	$88	$104
Lease rights	4	4
Total amortization expense	$92	$108

Expected amortization expense for the years ending December 31, for all definite-lived intangibles, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2025	$264	$13
2026	352	18
2027	352	18
2028	352	16
2029	352	—
Thereafter	7,105	—
Total expected amortization expense	$8,777	$65

NOTE 7. LEASES

Operating Leases

As of March 31, 2025 and December 31, 2024, the Company leases one Skilled Nursing Facility ("SNF") in Covington, Ohio under a non-cancelable lease, which has rent escalation clauses and provisions for payments of real estate taxes, insurance, and maintenance costs. The remaining lease term for the Covington facility is approximately 3.6 years as of March 31, 2025. The Company subleases the Covington facility to a third party.

The Company subleases certain office space located in Atlanta, Georgia, which will expire on July 31, 2025.

As of March 31, 2025, the Company is in compliance with all operating lease financial covenants.

Future Minimum Lease Payments

Future minimum lease payments for the twelve months ending December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2025	$501	$(128)	$373
2026	658	(134)	524
2027	671	(90)	581
2028	685	(42)	643
2029	230	(3)	227
Thereafter	—	—	—
Total	$2,745	$(397)	$2,348
(1)
Weighted average discount rate 7.98%.

Facilities Lessor

On February 1, 2025, Regional and SL SNF, LLC entered into a At-Risk-Management in order to transition the Southland facility back to the Company. The Company filed the Change of Ownership ("CHOW") application with the state of Georgia on February 22, 2025. See Note 14 – Subsequent Events for information regarding the Company's CHOW application.

In March 2025, Oak Hollow Healthcare Management and the Company entered into an Operations Transfer Agreement ("OTA") to transition the two facilities leased by Oak Hollow back to the Company due to an inability to safely operate the facilities. As part of the OTA, in exchange for a release of the Personal Guaranty securing the lease obligations, the Company received the patient receivables. The result of the exchange was a $0.1 million gain recognized. The Company is working to submit the CHOW application with the state of South Carolina.

As of March 31, 2025, seven facilities (six owned by Regional and one leased to Regional) are leased or subleased on a triple net basis, meaning that the lessee (i.e., the third-party operator of the property, or the Company with respect to the operated facilities) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.

Future Minimum Lease Receivables

Future minimum lease receivables for the twelve months ending December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Lease Receivables
2025	$3,887
2026	5,249
2027	5,323
2028	5,137
2029	2,336
Thereafter	1,674
Total	$23,606

For further details regarding the Company's leased and subleased facilities to third-party operators, including a full summary of the Company's leases to third-parties and which comprise the future minimum lease receivables of the Company, see Note 7 - Leases and Leasing Transactions in Part I, Item 1, Financial Statements and Supplementary Data, included in the Annual Report.

NOTE 8. ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	March 31, 2025	December 31, 2024
Accrued employee benefits and payroll-related	$609	$582
Real estate and other taxes (1)	4,190	3,924
Accrued interest	185	215
Insurance escrow	—	174
Other accrued expenses (2)	434	519
Total accrued expenses	$5,418	$5,414
(1)
As of March 31, 2025 and December 31, 2024 includes approximately $0.7 million of bed taxes in arrears related to the Wellington Transition in 2020.
(2)
As of March 31, 2025 and December 31, 2024, the remaining escheatment liabilities for discontinued operations are $0.3 million and are included in other accrued expenses.

NOTE 9. NOTES PAYABLE AND OTHER DEBT

See Note 9 – Notes Payable and Other Debt in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report for a detailed description of all the Company's debt facilities.

Notes payable and other debt consists of the following:

(Amounts in 000’s)	March 31, 2025	December 31, 2024
Senior debt—guaranteed by HUD	$27,933	$28,146
Senior debt—guaranteed by USDA (1)	6,893	6,988
Senior debt—guaranteed by SBA(2)	531	533
Senior debt—bonds	5,970	5,970
Senior debt—other mortgage indebtedness	7,635	7,728
Other debt	1,171	1,349
Subtotal	50,133	50,714
Deferred financing costs	(869)	(886)
Unamortized discount on bonds	(105)	(107)
Notes payable and other debt	$49,159	$49,721
(1)
U.S. Department of Agriculture (USDA)
(2)
U.S. Small Business Administration (SBA)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		March 31, 2025	December 31, 2024
Senior debt - guaranteed by HUD (2)
The Pavilion Care Center	Newpoint Capital	12/01/2039	Fixed	3.97%	$756	$765
Hearth and Care of Greenfield	Newpoint Capital	8/01/2050	Fixed	3.97%	1,857	1,868
Woodland Manor	Newpoint Capital	11/01/2052	Fixed	3.97%	4,775	4,799
Glenvue	Newpoint Capital	10/01/2044	Fixed	3.75%	6,790	6,849
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	5,906	5,956
Georgetown	Newpoint Capital	10/01/2046	Fixed	2.98%	2,999	3,023
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	4,850	4,886
Total					$27,933	$28,146
Senior debt - guaranteed by USDA (3)
Mountain Trace	Community B&T	12/24/2036	Prime + 1.75%	9.25%	3,373	3,423
Southland	Cadence Bank, NA	07/27/2036	Prime + 1.50%	9.00%	3,520	3,565
Total					$6,893	$6,988
Senior debt - guaranteed by SBA
Southland(4)	Cadence Bank, NA	07/27/2036	Prime + 2.25%	9.75%	531	533
Total					$531	$533

(1)
Represents interest rates as of March 31, 2025 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which are approximately 0.16% per annum.
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
(4)
For one SNF, commonly known as Southland, the Company has a term loan with a financial institution, which is insured 75% by the SBA.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		March 31, 2025	December 31, 2024
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$5,970	$5,970
(1)
Represents cash interest rates as of March 31, 2025. The rates exclude amortization of deferred financing of approximately 0.10% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		March 31, 2025	December 31, 2024
Senior debt - other mortgage indebtedness
Meadowood (2)	Exchange Bank of Alabama	10/01/2026	Fixed	4.50%	$3,110	$3,153
Coosa (3)	Exchange Bank of Alabama	10/10/2026	Fixed	3.95%	4,525	4,575
Total					$7,635	$7,728
(1)
Represents cash interest rates as of March 31, 2025 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.34% per annum.
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

(Amounts in 000’s)
Lender	Maturity	Interest Rate		March 31, 2025	December 31, 2024
Other debt
First Insurance Funding (1)	Various 2023	Fixed	7.63%	$106	$311
Exchange Bank	11/10/2025	Fixed	7.75%	495	430
Cavalier Senior Living	04/1/2025	Fixed	6.00%	68	104
Key Bank (2)	08/25/2025	Fixed	0.00%	495	495
Marlin Capital Solutions	06/1/2027	Fixed	5.00%	7	9
Total				$1,171	$1,349
(1)
Annual Insurance financing primarily for the Company's directors and officers insurance.
(2)
On December 30, 2022, Key Bank and the Company extended the maturity date from August 25, 2023 to August 25, 2025.

Debt Covenant Compliance

As of March 31, 2025, the Company had 16 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements, whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

As of March 31, 2025, the Company was in compliance with the various financial and administrative covenants related to all of the Company’s credit facilities.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of March 31, 2025 for each of the next five years and thereafter.

For the Twelve Months Ended December 31,	(Amounts in 000’s)
2025	$6,798
2026	8,528
2027	1,334
2028	1,408
2029	1,484
Thereafter	30,581
Subtotal	$50,133
Less: unamortized discounts	(105)
Less: deferred financing costs, net	(869)
Total notes and other debt	$49,159

NOTE 10. COMMON AND PREFERRED STOCK

Common Stock

As of March 31, 2025, the Company had 55,000,000 shares of Common Stock authorized and 2,140,119 shares issued and 2,129,239 shares outstanding. There were no dividends declared or paid on the common stock during the three months ended March 31, 2025 and 2024.

Preferred Stock

As of March 31, 2025, the Company had 5,000,000 shares of Preferred Stock authorized and 2,811,535 shares issued and outstanding.

Series A Preferred Stock

As of March 31, 2025, the Company had 559,263 shares of Series A Preferred Stock issued and outstanding. There were no dividends declared or paid on the Series A Preferred Stock for the three months ended March 31, 2025 and 2024.

Series B Preferred Stock

On January 29, 2025, the board of directors of Regional declared a dividend to the holders of its 12.5% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Stock”), on a pro rata basis in proportion to the number of shares of Series B Preferred Stock held by such holders of 250,000 shares of the Company’s common stock, rounded down to the nearest whole share of Common Stock. The dividend was paid on February 19, 2025 to holders of record of the Series B Preferred Stock as of the close of business on February 10, 2025 and 249,990 shares of the Company's common stock were issued. Regional is required to pay the dividend of Common Stock to such holders of Series B Preferred Stock pursuant to the terms of Regional’s Amended and Restated Articles of Incorporation, which governs the terms of the Series B Preferred Stock.

As of March 31, 2025, the Company had 2,252,272 shares of Series B Preferred Stock issued and outstanding.

.

NOTE 11. STOCK BASED COMPENSATION

Stock Incentive Plans

As of March 31, 2025, the number of securities remaining available for future issuance under the Company's 2023 Omnibus Incentive Compensation Plan is 141,000.

For the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
(Amounts in 000’s)	2025	2024
Employee compensation:
Stock compensation expense	$22	$43
Total employee stock-based compensation expense	$22	$43

Restricted Stock

The following table summarizes the Company's restricted stock activity for the three months ended March 31, 2025:

	Number of Shares (000's)	Weighted Avg. Grant Date (per Share) Fair Value
Unvested, December 31, 2024	86	$2.61
Vested	(13)	$3.61
Unvested, March 31, 2025	73	$2.43

No restricted stock awards were granted for three months ended March 31, 2025. The remaining unvested shares at March 31, 2025 will vest over the next 1.8 years with $134 thousand in compensation expense recognized over this period.

Common Stock Options

The following summarizes the Company's employee stock option activity for the three months ended March 31, 2025:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2024	48	$2.68	8.5	$—
Granted	—	$—
Outstanding, March 31, 2025	48	$2.68	8.3	$17.9
Outstanding and Vested, March 31, 2025	48	$2.68	8.3	$17.9

No stock options were granted for three months ended March 31, 2025. All outstanding stock options are vested, and the Company has no unrecognized compensation expense related to common stock options as of March 31, 2025. The intrinsic value is based upon a stock option grant to purchase 24,000 shares of common stock with an exercise price of $2.03 and the closing price of the Company's common stock on March 31, 2025.

The following summary information reflects stock options outstanding, vested, and related details as of March 31, 2025:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number of Shares (000's)	Weighted Average Exercise Price
$2.03-$3.32	48	8.3	$2.68	48	$2.68

Common Stock Warrants

The following summarizes the Company's warrant activity for the three months ended March 31, 2025:

	Number of Warrants (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding and Vested, December 31, 2024	15	$51.00	0.2	$—
Granted	—	$—
Outstanding and Vested, March 31, 2025	15	$51.00	—	$—

No warrants were granted during the three months ended March 31, 2025. All outstanding warrants are vested and expire on April 1, 2025; thus, the Company has no unrecognized compensation expense related to common stock warrants as of March 31, 2025.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of March 31, 2025, all of the Company's facilities operated by Regional or leased and subleased to third-party operators are certified by CMS and are operational. See Note 7 - Leases.

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

Professional and General Liability Claims

As of March 31, 2025, the Company is a defendant in one professional and general liability action related directly to patient care that our current or prior tenants provided to their patients.

As of March 31, 2023, the Company is a defendant in one professional and general liability action commenced on behalf of one of our former patients who received care at one of our facilities. The plaintiff in this action alleges negligence due to failure to provide adequate and competent staff resulting in injuries, pain and suffering, mental anguish and malnutrition and seeks unspecified actual and compensatory damages, and unspecified punitive damages. This action is covered by insurance, except that any punitive damages awarded would be excluded from coverage.

Self-Insured Claims

As of March 31, 2025, the Company does not have any lawsuits pertaining to facilities it transitioned operations to other entities which are not covered by insurance.

In 2024, two lawsuits were nonsuited by the plaintiff and both were dismissed withour prejudice. The Plaintiff has until August 2025, one year from the date of the nonsuit, to re-file each matter.

NOTE 13. SEGMENT RESULTS

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

The table below presents the results of operations for our reporting segments for the periods presented.

	Three Months Ended March 31,			Three Months Ended March 31,
	2025	2025	2025	2024	2024	2024
(Amounts in 000’s)	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total
Revenues:
Patient care revenues	$—	$5,642	$5,642	$—	$2,309	$2,309
Rental revenues	1,548	—	1,548	1,818	—	1,818
Total revenues	1,548	5,642	7,190	1,818	2,309	4,127
Expenses:
Patient care expense	—	4,401	4,401	—	2,101	2,101
Facility rent expense	149	58	207	149	—	149
Depreciation and amortization	324	78	402	386	125	511
General and administrative expense	1,021	1,210	2,231	1,266	366	1,632
Loss on lease termination	303	—	303	—	—	—
Credit loss expense	—	70	70	—	28	28
Gain on operations transfer	—	(106)	(106)	—	—	—
Total expenses	1,797	5,711	7,508	1,801	2,620	4,421
Income (loss) from operations	(249)	(69)	(318)	17	(311)	(294)

The CODM does not regularly review total assets for our reportable segments as total assets are not used to assess performance or allocate resources.

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. The following is a summary of the material subsequent events.

Southland Change of Ownership. On April 1, the State of Georgia approved the Company's application to change the ownership of the Southland facility from SL SNF, LLC to Southland Operations, LLC.

Amended and Restated Merger Agreement. On April 15, 2025, the Company and SunLink jointly announced that they have entered into a Merger Agreement. The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, SunLink will be merged with and into Regional, with Regional surviving the Merger. The Merger Agreement amends and restates in its entirety the previously announced Original Merger Agreement.

The Merger Agreement, dated as of April 14, 2025, amends the Original Merger Agreement, among other things, to: (i) increase the number of shares of common stock, no par value per share, of Regional (“Regional Common Stock”) constituting the Regional Common Stock Consideration (as defined in the Merger Agreement) from one share of Regional Common Stock to 1.1330 shares of Regional Common Stock; (ii) increase the initial Liquidation Preference (as defined in the Merger Agreement) with respect to the Regional Series D Preferred Stock from $10.00 to $12.50 per share of Regional Series D Preferred Stock; (iii) increase the initial Conversion Ratio (as defined in the Merger Agreement) with respect to the Regional Series D Preferred Stock from one share of Regional Common Stock to 1.1330 shares of Regional Common Stock for every three shares of Regional Series D Preferred Stock, provided that the number of shares of Regional Series D Preferred Stock required to convert into one share of Regional Common Stock would be subject to reduction (as described in the Merger Agreement); and (iv) provide that SunLink may pay one or two special dividends to its shareholders prior to the closing of the Merger, in such amounts and subject to such limitations as described in the Merger Agreement.

The Merger Agreement has been approved by each company’s board of directors and completion of the transaction remains subject to the receipt of the approvals of the shareholders of both Regional and SunLink, regulatory approvals and satisfaction of customary closing conditions.

For further information and a copy of the Merger Agreement, see Form 8-K filed with the SEC on April 18, 2025.

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

Overview

Regional Health Properties, Inc., a Georgia corporation is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior housing. We operate through two reportable segments: Real Estate and Healthcare Services. Our Real Estate segment consists of real estate investments in skilled nursing and senior housing facilities. We fund our real estate investments primarily through: (1) operational cash flow, (2) mortgages, and (3) sale of equity securities. Our Healthcare Services segment is comprised of an entity set up to operate our facilities.

While the Company is a self-managed real estate investment company, the Company, when business conditions require, may undertake initiatives to take back facilities in order operate the facilities ourselves or using a third manager.

Real Estate Portfolio

As of March 31, 2025, we had investments of approximately $67.2 million in eleven health care real estate facilities and one leased facility. We currently own twelve properties, consisting of nine skilled nursing facilities and two multi-service facilities (of which one multi-service campus contains two co-located properties) Six facilities are pursuant to triple-net leases and six facilities are managed by two external managers. The Company has one leased facility that is subleased pursuant to a triple-net lease.

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

Portfolio

The following table provides summary information regarding the number of facilities and related licensed beds/units as of March 31, 2025:

Location	Skilled Nursing Facilities	Multi Service Facilities	Total Faciltiies
Alabama(a)	1	1	2
Georgia	3	-	3
North Carolina	1	-	1
Ohio(b)	2	1	3
South Carolina	2	-	2
	9	2	11

Location	Skilled Nursing Beds/Units	Multi Service Beds/Units	Total Beds/Units
Alabama(a)	124	90	214
Georgia	395	-	395
North Carolina	106	-	106
Ohio(b)	100	180	280
South Carolina	180	-	180
	905	270	1,175

Location	Skilled Nursing Investment	Multi Service Investment	Total Investment
Alabama(a)	$9,613,199	$5,215,218	$14,828,417
Georgia	21,101,193	-	21,101,193
North Carolina	7,235,953	-	7,235,953
Ohio(b)	4,059,240	10,714,214	14,773,454
South Carolina	9,733,024	-	9,733,024
	$51,742,609	$15,929,432	$67,672,041

(a) Meadowood Retirement Village offers assisted living, memory care, and independent living and is therefore considered a multi-service campus.
(b) Eaglewood Village offers assisted living and Eaglewood Care Center offers skilled nursing. Both properties are co-located and are therefore considered a multi-service campus.

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator/manager affiliation as of March 31, 2025:

Operator Affiliation	Number of Facilities (1)		Beds / Units
C.R. Management	2		233
Aspire Regional Partners	3		280
Subtotal	5	-	513
Manager Affiliation	Number of Facilities (1)		Beds / Units
CJM Advisors	5		572
Cavalier Senior Living	1		90
Subtotal	6	-	662
Total	11	-	1,175
(1)
Represents the number of facilities leased or subleased to separate tenants, of which each tenant is an affiliate of the entity named in the table above.

For a more discussion of the above information, see Note 7 – Leases to the consolidated financial statements included in Part I, Item 1 herein. Additionally, see "Portfolio of Healthcare Investments" included in Part I, Item 1 "Business" in the Annual Report.

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Twelve Months Ended
Operating Metric	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025
Occupancy (%)	67.5%	67.2%	66.8%	66.5%

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown as of December 31,:

		Licensed Beds		Annual Lease Revenue
	Number of Facilities	Count	Percent	Amount ($) '000's (1)	Percent (%)
2028	5	379	61.9%	2,761	57.1%
2030	2	233	38.1%	2,077	42.9%
Thereafter	0	0	0.0%	-	0.0%
Total	7	612	100.0%	4,838	100.0%
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

	Three Months Ended March 31,
(Amounts in 000’s)	2025	2024	Percent Change
Revenues:
Patient care revenues	$5,642	$2,309	144.3%
Rental revenues	1,548	1,818	(14.9)%
Total revenues	7,190	4,127	74.2%
Expenses:
Patient care expense	4,401	2,101	109.5%
Facility rent expense	207	149	38.9%
Depreciation and amortization	402	511	(21.3)%
General and administrative expense	2,231	1,632	36.7%
Loss on lease termination	303	—	N/M
Credit loss expense	70	28	150.0%
Gain on operations transfer	(106)	—	N/M
Total expenses	7,508	4,421	69.8%
Loss from operations	(318)	(294)	8.2%
Other expense:
Interest expense, net	653	674	(3.1)%
Other expense, net	291	(6)	N/M
Total other expense, net	944	668	41.3%
Net loss	$(1,262)	$(962)	31.2%

Three Months Ended March 31, 2025 and 2024

Patient care revenues—Patient care revenues for the Healthcare Services segment, as a result of the Company operating the Meadowood, Glenvue, Mountain Trace, Sumter, and Georgetown facilities, were $5.6 million for the three months ended March 31, 2025, compared to $2.3 million for the same period in 2024. The 144.3% increase is due to the transition of the Mountain Trace, Georgetown, and Sumter facilities to the Healthcare Services segment.

Rental revenues—Rental revenue for our Real Estate Services segment decreased by approximately $0.3 million to $1.5 million for the three months ended March 31, 2025, compared with $1.8 million for the same period in 2024. The 14.9% decrease is primarily due to transition of the Mountain Trace facility to our Healthcare Services segment.

Patient care expense—Patient care expense was $4.4 million for the three months ended March 31, 2025 compared with $2.1 million for the same period in 2024. The current period expense increase of $2.3 million was primarily due to the transition of the Mountain Trace, Georgetown, and Sumter facilities to the Healthcare Services segment.

Facility rent expense—Facility rent was $0.2 million for the three months ended March 31, 2025, which was the same amount for the three months ended March 31, 2024.

Depreciation and amortization—Depreciation and amortization was $0.4 million for the three months ended March 31, 2025, compared to $0.5 million for the same period in 2024. The decrease is primarily due to the reduction in depreciation from fully depreciated equipment and computer related assets in the current year and suspending depreciation expense on our assets held for sale.

General and administrative expenses—General and administrative expenses were $2.2 million for the three months ended March 31, 2025 compared with $1.6 million for the same period in 2024. The difference is due to the transition of the Mountain Trace, Georgetown, and Sumter facilities to the Healthcare Services segment.

	Three Months Ended March 31,
(Amounts in 000’s)	2025	2024	Percent Change
General and administrative expenses:
Real Estate Services	$1,021	$1,266	(19.4)%
Healthcare Services	1,210	366	230.6%
Total	$2,231	$1,632	36.7%

Loss on Lease Termination- Expenses related to the termination of the two leases to Oak Hollow Healthcare Management were $0.3 million for the three months ended March 31, 2025. The losses consist of the writeoff of straight-line rent.

Credit loss expenses—Credit loss expense primarily represents reserves taken against patient Accounts Receivable for the three months ended March 31, 2025 and for the same period in 2024.

Gain on exchange of assets—The gain on exchange of assets were $0.1 million for the three months ended March 31, 2025. The Company took patient Accounts Receivable in leu of the outstanding Rent Receivable owed by Oak Hollow Healthcare Management as part of the lease termination.

NON-GAAP Financial Measures

The following table summarizes the Company's non-GAAP financial measure of results based on EBITDA for the quarters ending March 31, 2025 and 2024. EBITDA attributable to the Company's financial measure represents net income (loss) before interest expense (including amortization of deferred financing costs), provision for income tax, amortization of stock-based compensation, and depreciation and amortization. Adjusted EBITDA represents EBITDA further adjusted to eliminate the impact of certain items that the Company does not consider indicative of core operating performance, such as recovery of previously reversed rent, lease termination revenue, gains or losses from dispositions of real estate, real estate impairment charges, provision for loan losses, non-routine transaction costs, loss on extinguishment of debt, unrealized loss on other real estate related investments and provision for credit losses and lease restructuring, as applicable.

REGIONAL HEALTH PROPERTIES, INC.
RECONCILIATION OF NET LOSS TO NON-GAAP FINANCIAL MEASURES
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Net loss	$(1,262)	$(962)
Depreciation and amortization	402	511
Interest expense, net	653	674
Amortization of employee stock compensation	22	43
EBITDA	(185)	266
Credit loss expense	70	28
Merger and other one-time costs	291	54
Loss on lease termination	303	—
Gain on operations transfer	(106)	—
Gain (loss) from write-off of liabilities and other credit balances from discontinued operations	—	12
Project costs	—	40
Tail insurance on legacy facilities	55	127
One-time income adjustment - quality incentive program (1)	—	49
Adjusted EBITDA from operations	$428	$577
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

Management anticipates access to several sources of liquidity, including but not limited to: cash on hand, collection of patient and rent accounts receivable, debt refinancing, and debt borrowings, asset sales, and/or through the sale of additional securities or otherwise during the twelve months from the date of this filing. At March 31, 2025, the Company had $0.5 million in unrestricted cash and 3.6 million of net accounts receivable, mainly consisting of patient accounts receivable and rent receivables.

During the three months ended March 31, 2025, the Company's net cash provided by operating activities was $0.2 million mainly due to the timing of accounts payable and accrued expense payments. Management anticipates collecting a portion of the past due rent after the filing date and is currently negotiating various methods to collect the remaining unpaid rent and notes receivable.

As of March 31, 2025, Regional recorded an estimated allowance of $0.1 million against a gross accounts receivable of $3.8 million.

As of March 31, 2025, the Company had $49.2 million in indebtedness, net of $1.0 million deferred financing, and unamortized discounts. The Company anticipates net principal repayments of approximately $6.8 million during the next twelve-month period, approximately $2.6 million of routine debt service amortization, $0.2 million payment of bond debt, and $4.0 million of Southland's maturing debt.

Debt Covenant Compliance

As of March 31, 2025, the Company was in compliance with the various financial and administrative covenants under all the Company's outstanding credit related instruments.

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

For additional information regarding the Company's liquidity, see Note 2 – Liquidity and Note 9 – Notes Payable and other debt, to the consolidated financial statements included in Part I, Item 1 herein.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
(Amounts in 000’s)	2025	2024
Net cash provided by operating activities	$236	$597
Net cash used in investing activities	(65)	(55)
Net cash used in financing activities	(587)	(751)
Net change in cash and restricted cash	(416)	(209)
Cash and restricted cash at beginning of period	3,472	4,184
Cash and restricted cash, ending	$3,056	$3,975

Three Months Ended March 31, 2025

Net cash provided by operating activities—was approximately $0.2 million. The positive cash flow from operating activities was mainly due to the timing of working capital accounts.

Net cash used in investing activities—was approximately $65.0 thousand. This capital expenditure was primarily for leasehold improvements.

Net cash used in financing activities—was approximately $0.6 million. The cash was used to make routine payments totaling $0.4 million for our Senior debt obligations, $0.2 million for other debt.

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

Off-Balance Sheet Arrangements

Guarantee

The Company subleased five facilities located in Ohio to the Aspire Sublessees, formerly affiliated with MSTC Development Inc., pursuant to the Aspire Subleases, whereby the Aspire Sublessees took possession of, and commenced operating, the Aspire Facilities as subtenant. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at March 31, 2025. For further information see Note 6 – Leases, to the consolidated financial statements included in Part I, Item 1 herein and also and Note 7 – Leases included in Part II, Item 8 of the Annual Report.

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

Part II. Other Information

Item 1. Legal Proceedings.

The Company is a defendant in various legal actions and administrative proceedings arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to patients. Although the Company settles cases from time to time when settlement can be achieved on a reasonable basis, the Company vigorously defends any matter in which it believes the claims lack merit and the Company has a reasonable chance to prevail at trial or in arbitration. Litigation is inherently unpredictable. There is no assurance that the outcomes of these matters will not have a material adverse effect on the Company's financial condition. Although arising in the ordinary course of the Company's business, certain of these matters are described in Note 12 – Commitments and Contingencies.

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

There are no material changes to the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

NYSE American Listing

On February 4, 2025, NYSE American LLC (“NYSE American” or the “Exchange”) announced that it had determined to suspend trading of the common stock, no par value per share (the “Common Stock”), and Series A Redeemable Preferred Shares, no par value per share (the “Series A Preferred Stock” and, together with the Common Stock, the “Securities”), of Regional Health Properties, Inc. on NYSE American. The Company has a right to a review of the decision of the Listings Qualifications Panel (the “Panel”) to delist the Company’s Securities by the Committee for Review of the Board of Directors of the Exchange. The filing by the Exchange of an application with the SEC to delist the Company’s Securities is pending completion of all applicable procedures, including any appeal by the Company of the Panel’s decision. The Common Stock and the Series A Preferred Stock began trading on the OTCQB on March 24, 2025 under the symbols “RHEP” and “RHEPA,” respectively.

Trading Arrangement

During the first quarter of 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K of the Securities Act of 1933, as amended).

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

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	May 15, 2025	/s/ Brent Morrison
Brent Morrison
Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 15, 2025	/s/ Paul O'Sullivan
Paul O'Sullivan
Senior Vice President (Principal Financial Officer)