Form 10-Q
period 2025-06-30
REGIONAL HEALTH PROPERTIES, INC
filed 2025-08-14
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

(678) 869-5116

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	RHEP (1)	N/A (1)
Series A Redeemable Preferred Stock, no par value	RHEPA (1)	N/A (1)

(1) On June 11, 2025, NYSE American LLC (“NYSE American”) filed a Form 25 with the U.S. Securities and Exchange Commission to delist Regional Health Properties, Inc.’s (“Regional”) common stock, no par value (the “Common Stock”), and Regional’s Series A Redeemable Preferred Shares, no par value (the “Series A Preferred Stock”), from NYSE American. The Common Stock and the Series A Preferred Stock trade on the OTCQB under the symbols “RHEP” and “RHEPA,” respectively.

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

As of August 12, 2025 the registrant had 2,242,239 shares of common stock, no par value, outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(Amounts in 000's)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Property and equipment, net	$33,015	$33,489
Asset held for sale, net	10,372	10,334
Cash	401	582
Restricted cash	2,808	2,890
Accounts receivable, net of allowances of $470 and $141	4,367	3,362
Prepaid expenses and other	692	633
Notes receivable	369	369
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	60	69
Right-of-use operating lease assets	1,929	2,154
Goodwill	1,585	1,585
Straight-line rent receivable	2,069	2,527
Total assets	$60,138	$60,465
LIABILITIES AND EQUITY (DEFICIT)
Senior debt, net	$34,238	$34,829
Debt related to asset held for sale, net	8,012	8,121
Bonds, net	5,695	5,851
Other debt, net	975	919
Accounts payable	7,082	3,695
Accrued expenses	5,976	5,414
Operating lease obligation	2,220	2,472
Other liabilities	1,394	2,082
Total liabilities	65,592	63,384
Commitments and contingencies (Note 12)
Stockholders' deficit:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 2,253 shares issued and 2,242 shares outstanding at June 30, 2025; and 1,890 shares issued and 1,879 shares outstanding at December 31, 2024	63,952	63,173
Preferred stock, no par value; 5,000 shares authorized (including amounts authorized for Series A and Series B); shares issued and outstanding designated as follows:
Preferred stock, Series A, no par value; 559 shares authorized, issued and outstanding at June 30, 2025 and December 31, 2024, with a redemption amount $426 at June 30, 2025 and December 31, 2024	426	426
Preferred stock, Series B, no par value; 2,812 shares authorized; 2,252 shares issued and outstanding at June 30, 2025 and December 31, 2024, with a redemption amount $18,602 at June 30, 2025 and December 31, 2024	18,602	18,602
Accumulated deficit	(88,434)	(85,120)
Total stockholders' deficit	(5,454)	(2,919)
Total liabilities and stockholders' deficit	$60,138	$60,465

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000's, except net loss per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Patient care revenues	$8,774	$2,525	$14,416	$4,834
Rental revenues	1,283	1,800	2,831	3,617
Total revenues	10,057	4,325	17,247	8,451
Expenses:
Patient care expense	7,184	2,183	11,585	4,283
Facility rent expense	149	149	356	297
Depreciation and amortization	403	514	805	1,025
General and administrative expense	2,429	1,229	4,659	2,860
Loss on lease termination	—	—	303	—
Credit loss expense	400	36	470	65
Gain on operations transfer	—	—	(106)	—
Total expenses	10,565	4,111	18,072	8,530
Income (loss) from operations	(508)	214	(825)	(79)
Other expense:
Interest expense, net	615	669	1,268	1,344
Other expense, net	326	251	618	245
Total other expense, net	941	920	1,886	1,589
Net loss	$(1,449)	$(706)	$(2,711)	$(1,668)
Preferred stock dividends	—	—	(603)	—
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(1,449)	$(706)	$(3,314)	$(1,668)
Net loss per share of common stock attributable to Regional Health Properties, Inc.
Basic and Diluted	$(0.68)	$(0.38)	$(1.60)	$(0.91)
Weighted average shares of common stock outstanding:
Basic and Diluted	2,143	1,847	2,068	1,843

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Amounts in 000's)

(Unaudited)

	Shares of Common Stock	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock A, no par value	Preferred Stock B, no par value	Accumulated Deficit	Total
Balance, December 31, 2024	1,879	560	2,252	(11)	$63,173	$426	$18,602	$(85,120)	$(2,919)
Stock-based compensation	—	—	—	—	22	—	—	—	22
Common stock issued in connection with Preferred Stock Series B dividends	250	—	—	—	603	—	—	(603)	—
Net loss	—	—	—	—	—	—	—	(1,262)	(1,262)
Balance, March 31, 2025	2,129	560	2,252	(11)	$63,798	$426	$18,602	$(86,985)	$(4,159)
Stock-based compensation	—	—	—	—	25	—	—	—	25
Restricted stock issuance	65	—	—	—	—	—	—	—	—
Exercise of stock options	48	—	—	—	129	—	—	—	129
Net loss	—	—	—	—	—	—	—	(1,449)	(1,449)
Balance, June 30, 2025	2,242	560	2,252	(11)	$63,952	$426	$18,602	$(88,434)	$(5,454)

	Shares of Common Stock Outstanding	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock A, no par value	Preferred Stock B, no par value	Accumulated Deficit	Total
Balance, December 31, 2023	1,839	560	2,252	(11)	$63,059	$426	$18,602	$(81,902)	$185
Stock-based compensation	—	—	—	—	43	—	—	—	43
Net loss	—	—	—	—	—	—	—	(962)	(962)
Balances, March 31, 2024	1,839	560	2,252	(11)	$63,102	$426	$18,602	$(82,864)	$(734)
Stock-based compensation	—	—	—	—	23	—	—	—	23
Restricted stock issuance	65	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(706)	(706)
Balances, June 30, 2024	1,904	560	2,252	(11)	$63,125	$426	$18,602	$(83,570)	$(1,417)

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,711)	$(1,668)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	805	1,025
Stock-based compensation expense	47	66
Rent expense less than cash paid	(27)	(20)
Rent revenue in excess of cash received	(265)	(263)
Loss on lease termination	303	—
Amortization of deferred financing costs, debt discounts and premiums	37	37
Gain on operations transfer	(106)	—
Credit loss expense	470	65
Changes in operating assets and liabilities:
Accounts receivable	(1,420)	(123)
Prepaid expenses and other assets	(60)	530
Accounts payable and accrued expenses	3,949	1,383
Other liabilities	(217)	70
Net cash provided by operating activities	805	1,102
Cash flows from investing activities:
Purchase of property and equipment	(360)	(395)
Net cash used in investing activities	(360)	(395)
Cash flows from financing activities:
Payment of senior debt	(800)	(688)
Payment of other debt	(569)	(612)
Debt extinguishment and issuance costs	—	(17)
Proceeds from the exercise of stock options	129	—
Proceeds from other debt	532	—
Net cash used in financing activities	(708)	(1,317)
Net change in cash and restricted cash	(263)	(610)
Cash and restricted cash, beginning	3,472	4,184
Cash and restricted cash, ending	$3,209	$3,574

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash interest paid	$1,285	$1,355
Supplemental disclosure of non-cash activities:
Vendor-financed insurance	$560	$712
Gain on operations transfer	$106	$—
Preferred stock dividends paid in common stock	$603	$—
Loss on lease termination	$303	$—
Cavalier management	$—	$78

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2025

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Regional Health Properties, Inc.'s (the "Company" or "Regional Health") predecessor was incorporated in Ohio on August 14, 1991, under the name Passport Retirement, Inc. In 1995, Passport Retirement, Inc. acquired substantially all of the assets and liabilities of AdCare Health Systems, Inc. and changed its name to AdCare Health Systems, Inc. ("AdCare"). AdCare completed its initial public offering in November 2006, relocated its executive offices and accounting operations to Georgia in 2012, and changed its state of incorporation from Ohio to Georgia in December 2013. Regional Health Properties, Inc. is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior housing. The Company's business primarily consists of leasing such facilities to third-party tenants, which operate the facilities. The Company has two primary reporting segments: (i) Real Estate, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants and (ii) Healthcare Services segment, which consists of the operation of the Meadowood and Glenvue facilities. Effective August 3, 2023, the Company’s 12.5% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Stock”) is quoted on the OTC Markets Group, Inc.’s OTCQB Venture Market under the symbol “RHEPB”. Effective June 11, 2025, the Company's Common Stock and the Series A Preferred Stock trade on the OTCQB under the symbols “RHEP” and “RHEPA,” respectively.

Basis of Presentation

The accompanying consolidated and condensed financial statements are prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP") in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2024 audited consolidated financial statements and notes thereto, which are included in the 2024 Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 31, 2025.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation format. These reclassifications had no effect on previously reported results of operations, total assets, total liabilities, or stockholders’ deficit.

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

Activity in the allowance for credit losses in the Healthcare segment for the six months ended June 30, 2025 and June 30, 2024 included provisions of credit losses of $0.3 million and $0.1 million, respectively. There were no write-offs or recoveries during either period.

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	June 30, 2025	December 31, 2024
Gross receivables
Real Estate Services	$758	$1,576
Healthcare Services	4,079	1,927
Subtotal	4,837	3,503
Allowance
Real Estate Services	(200)	(71)
Healthcare Services	(270)	(70)
Subtotal	(470)	(141)
Accounts receivable, net of allowance	$4,367	$3,362

Prepaid Expenses and Other

As of June 30, 2025 and December 31, 2024, the Company had approximately $0.7 million and $0.6 million, respectively, in prepaid expenses and other; the $0.1 million increase is related to insurance for the Meadowood, Glenvue, and Southland facility operations, while the other amounts are predominantly for directors' and officers' insurance, NYSE American annual fees, and mortgage insurance premiums.

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

Assets Held for Sale and Discontinued Operations

The Company may decide to sell properties that are held for use. The Company records these properties as assets held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Assets classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell, an impairment expense is recognized. The Company estimates fair value, less estimated closing costs, based on similar real estate sales transactions. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 and 3 inputs. Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See Note 5 - Assets Held for Sale for additional details on assets held for sale as of June 30, 2025 and December 31, 2024. Any debt related to assets held for sale or sold during the period are classified as debt related to assets held for sale for the current and prior periods presented in the accompanying consolidated financial statements.

Assets held for sale are presented as discontinued operations in all periods presented if the disposition represents a strategic shift that has, or will have, a major effect on the Company's financial position or results of operations. This includes the net gain (or loss) upon disposal of property held for sale, the property's operating results, depreciation and interest expense.

Accounts Payable

The following table presents the Company's Accounts payable for the periods presented:

(Amounts in 000’s)	June 30, 2025	December 31, 2024
Accounts Payable
Real Estate Services	$2,674	$2,008
Healthcare Services	4,408	1,687
Total Accounts Payable	$7,082	$3,695

Other Liabilities

As of June 30, 2025 and December 31, 2024, the Company had approximately $1.4 million and $2.1 million, respectively in Other liabilities, consisting of security lease deposits and sublease improvement funds.

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or finance lease. As of June 30, 2025, the Company's leased facility are accounted for as an operating lease. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

The Company assesses any new contracts or modification of contracts in accordance with ASC 842, Leases, to determine the existence of a lease and its classification. We are reporting revenues and expenses for real estate taxes and insurance where the lessee has not made those payments directly to a third party in accordance with their respective leases with us.

Insurance

The Company maintains insurance for professional and general liability claims for its Healthcare Services segment, which includes any facility the Company is likely to operate. however for claims prior to January 1, 2020, the Company is self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the Transition. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company’s estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 8 – Accrued Expenses and Note 12 - Commitments and Contingencies.

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

Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

	June 30,
(Share amounts in 000’s)	2025	2024
Stock options	—	33
Warrants - employee	—	32
Total anti-dilutive securities	—	65

Recently Adopted Accounting Pronouncements

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

Note 2 – Liquidity

Regional continues to take strategic steps to strengthen its liquidity position and support long-term growth. These initiatives include refinancing or repaying existing debt to reduce interest expense and mandatory principal payments—potentially through expanded borrowing arrangements—alongside efforts to increase lease revenue through acquisitions and reinvestments in existing properties. The Company is also working to restructure lease terms with certain tenants, replace non-performing tenants, reduce general and administrative expenses, and complete its pending merger with SunLink Health Systems, Inc. (“SunLink”).

As of June 30, 2025, the Company held approximately $0.4 million in unrestricted cash and $4.4 million in net accounts receivable, primarily comprised of patient accounts and rent receivables. Regional has committed to a plan to sell specific assets classified as held for sale to generate additional liquidity in support of operations and potential investment opportunities. See Note 5 - Assets Held for Sale

During the six months ended June 30, 2025, the Company generated $0.8 million in cash from operating activities, largely due to timing differences in accounts payable and accrued expense payments. Management is actively working to accelerate the collection of aged patient receivables. Future operating cash flows will depend on the financial performance of the Company’s leased facilities and facilities managed by CJM Advisors, including Georgetown, Glenvue, Mountain Trace, Southland, and Sumter.

On January 6, 2025, Regional and SunLink announced the execution of an Agreement and Plan of Merger dated January 3, 2025, under which SunLink would merge with and into Regional. In exchange, SunLink shareholders would receive 1,410,000 shares of Regional common stock and 1,410,000 shares of newly authorized Series D 8% Cumulative Convertible Redeemable Preferred Stock, with an initial $10.00 per share liquidation preference.

Subsequently, on April 14, 2025, the companies entered into an Amended and Restated Agreement and Plan of Merger. Among other changes, the revised agreement increased the common stock consideration to 1.1330 shares of Regional common stock per SunLink share, raised the Series D Preferred Stock liquidation preference to $12.50 per share, and improved the conversion ratio to 1.1330 shares of Regional common stock for every three shares of Series D Preferred Stock, subject to further potential reduction. The revised agreement also permitted SunLink to pay one or two special cash dividends to its shareholders before closing, subject to specified limitations. The merger agreement has been approved by both companies’ boards of directors and remains subject to shareholder approvals, regulatory clearance, and other customary closing conditions.

On June 22, 2025, Regional and SunLink amended the merger agreement to extend the outside termination date to 5:00 p.m. Eastern Time on August 11, 2025. Under the amended agreement, either party may terminate the transaction if the merger is not completed by the revised termination date.

While the Company continues to move toward closing the merger, it has also received and evaluated unsolicited acquisition proposals. On May 6, 2025, Regional received an unsolicited proposal from “Party A” to acquire substantially all of its assets. The proposed consideration included assumption of certain HUD-insured mortgage loans, payment of the remaining mortgage debt (up to a $51 million cap), and $4.00 per share for outstanding common stock. Pursuant to the merger agreement, Regional promptly notified SunLink and, after careful review with legal counsel, the Board of Directors determined on June 20, 2025, that the proposal did not constitute a “Superior Regional Proposal.”

A second unsolicited proposal was received on June 23, 2025, from “Party B,” who expressed interest in launching a tender offer to purchase up to 100% of Regional’s common stock at $4.25 per share. The Company again notified SunLink and, following legal review, the Board concluded on July 10, 2025, that this offer also did not represent a Superior Regional Proposal under the terms of the merger agreement.

Separately, the Company experienced changes in its listing status. Until February 5, 2025, Regional’s common stock and Series A Preferred Stock were listed on the NYSE American under the ticker symbols “RHE” and “RHE-PA,” respectively. Trading was suspended on that date due to noncompliance with listing standards. On June 11, 2025, the NYSE American formally delisted both securities. They now trade on the OTC Markets under the symbols “RHEP” (common stock) and “RHEPA” (Series A Preferred Stock).

Trading on the OTC Markets presents challenges, including reduced liquidity, wider bid-ask spreads, and limited analyst coverage. In addition, broker-dealers face greater regulatory burdens, which may further discourage trading activity. These limitations could depress trading prices and negatively impact the Company’s ability to raise capital through equity or debt offerings. Such constraints may impair the Company’s ability to invest in future growth or refinance upcoming debt maturities.

Debt

As of June 30, 2025, the Company had $48.9 million in indebtedness, net of $0.9 million deferred financing costs and $0.1 million in unamortized discounts. The Company anticipates net principal repayments of approximately $3.3 million during the next twelve-month period, approximately $2.7 million of routine debt service amortization, $0.4 million of insurance financing amortization, and $0.2 million payment of bond debt.

Debt Covenant Compliance

At June 30, 2025, the Company was in compliance with the various financial and administrative covenants under all the Company's outstanding credit related instruments.

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

NOTE 3. CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	June 30, 2025	December 31, 2024
Cash	$401	$582

Restricted cash:
Cash collateral	$3	$34
HUD and other replacement reserves	1,937	1,992
Escrow deposits	551	546
Restricted investments for debt obligations	317	318
Total restricted cash	2,808	2,890

Total cash and restricted cash	$3,209	$3,472

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

NOTE 4. PROPERTY AND EQUIPMENT

The following table sets forth the Company's property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	June 30, 2025	December 31, 2024
Buildings and improvements	5-40	$50,730	$50,520
Equipment and computer related	2-10	708	701
Land	—	2,331	2,331
Property and equipment		53,769	53,552
Less: accumulated depreciation		(20,754)	(20,063)
Property and equipment, net		$33,015	$33,489

The following table summarizes total depreciation and amortization expense three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2025	2024	2025	2024
Depreciation	$310	$406	$619	$809
Amortization	93	108	186	216
Total depreciation and amortization expense	$403	$514	$805	$1,025

NOTE 5. ASSETS HELD FOR SALE

Assets held for sale represent our Coosa and Meadowood facilities. The following table sets forth the Company's assets held for sale:

(Amounts in 000’s)	Estimated Useful Lives (Years)	June 30, 2025	December 31, 2024
Buildings and improvements	5 - 40	$14,395	$14,358
Equipment and computer related	2 - 10	459	458
Land	—	443	443
		15,297	15,259
Less: accumulated depreciation		(4,925)	(4,925)
Asset held for sale, net		$10,372	$10,334

(Amounts in 000's)		June 30, 2025	December 31, 2024
Coosa		$6,258	$6,258
Meadowood		$4,114	4,076
Assets held for sale, net		$10,372	$10,334

The following table sets forth the Company's assets held for sale's associated debt outstanding:

(Amounts in 000's) (1)	June 30, 2025	December 31, 2024
Coosa	$4,947	$4,971
Meadowood	$3,065	$3,263
Debt of assets held for sale, net	$8,012	$8,234

See Note 14 – Subsequent Events for more information on asset purchase agreement.

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and Goodwill consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment) (1)	Bed Licenses - Separable (2)	Lease Rights	Total	Goodwill (2)
Balances, December 31, 2024
Gross	$14,276	$2,471	$176	$16,923	$1,585
Accumulated amortization	(5,411)	—	(107)	(5,518)	—
Net carrying amount	$8,865	$2,471	$69	$11,405	$1,585
Balances, June 30, 2025
Gross	$14,276	$2,471	$176	$16,923	$1,585
Accumulated amortization	(5,587)	—	(116)	(5,703)	—
Net carrying amount	$8,689	$2,471	$60	$11,220	$1,585

(1)
Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 4 – Property and Equipment).
(2)
The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

The following table summarizes amortization expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2025	2024	2025	2024
Bed licenses	$87	$102	$176	$206
Lease rights	6	6	10	10
Total amortization expense	$93	$108	$186	$216

Expected amortization expense for the years ending December 31, for all definite-lived intangibles, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2025 (6 months remaining)	$176	$9
2026	353	18
2027	353	18
2028	353	15
2029	353	—
Thereafter	7,101	—
Total expected amortization expense	$8,689	$60

NOTE 7. LEASES

Operating Leases

As of June 30, 2025 and December 31, 2024, the Company leases one Skilled Nursing Facility ("SNF") in Covington, Ohio under a non-cancelable lease, which has rent escalation clauses and provisions for payments of real estate taxes, insurance, and maintenance costs. The remaining lease term for the Covington facility is approximately 3.8 years as of June 30, 2025. The Company subleases the Covington facility to a third party.

The Company also leased certain office space located in Suwanee, Georgia through the termination date of June 30, 2023. Effective July 1, 2023, the Company signed a sublease for 2,000 sq ft of office space in Atlanta, Georgia. The sublease expires on July 31, 2025.

As of June 30, 2025, the Company is in compliance with all operating lease financial covenants.

Future Minimum Lease Payments

Future minimum lease payments for the twelve months ending December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2025 (6 months remaining)	$328	$(83)	$245
2026	658	(134)	524
2027	671	(90)	581
2028	685	(42)	643
2029	230	(3)	227
Thereafter	—	—	—
Total	$2,572	$(352)	$2,220
(1)
Weighted average discount rate 7.98%.

Facilities Lessor

On February 1, 2025, Regional and SL SNF, LLC entered into a At-Risk-Management in order to transition the Southland facility back to the Company. The Company filed the Change of Ownership ("CHOW") application with the state of Georgia on February 22, 2025. On April 1, 2025 the State of Georgia approved the Company's application to change the ownership of the Southland facility from SL SNF, LLC to Southland Operations, LLC.

In March 2025, Oak Hollow Healthcare Management and the Company entered into an Operations Transfer Agreement ("OTA") to transition the two facilities leased by Oak Hollow back to the Company due to an inability to safely operate the facilities. As part of the OTA, in exchange for a release of the Personal Guaranty securing the lease obligations, the Company received the patient receivables. The result of the exchange was a $0.1 million gain recognized. The Company submitted the CHOW application with the state of South Carolina with an effective date of May 1, 2025.

As of June 30, 2025, seven facilities (six owned by Regional and one leased to Regional) are leased or subleased on a triple net basis, meaning that the lessee (i.e., the third-party operator of the property, or the Company with respect to the operated facilities) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.

Future Minimum Lease Receivables

Future minimum lease receivables for the twelve months ending December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000's)
2025 (6 months remaining)	$2,597
2026	5,249
2027	5,323
2028	5,137
2029	2,336
Thereafter	1,674
Total	$22,316

For further details regarding the Company's leased and subleased facilities to third-party operators, including a full summary of the Company's leases to third-parties and which comprise the future minimum lease receivables of the Company, see Note 7 - Leases and Leasing Transactions in Part I, Item 1, Financial Statements and Supplementary Data, included in the Annual Report.

NOTE 8. ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	June 30, 2025	December 31, 2024
Accrued employee benefits and payroll-related	$887	$582
Real estate and other taxes (1)	4,651	3,924
Self-insured reserve	(28)	—
Accrued interest	169	215
Insurance escrow	—	174
Other accrued expenses (2)	297	519
Total accrued expenses	$5,976	$5,414
(1)
June 30, 2025 and December 31, 2024 includes approximately $0.7 million of bed taxes in arrears related to the Wellington Transition in 2020
(2)
As of June 30, 2025 and December 31, 2024, the remaining escheatment liabilities for discontinued operations are $0.3 million and are included in other accrued expenses.

NOTE 9. NOTES PAYABLE AND OTHER DEBT

See Note 9– Notes Payable and Other Debt in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report for a detailed description of all the Company's debt facilities.

Notes payable and other debt consists of the following:

(Amounts in 000’s)	June 30, 2025	December 31, 2024
Senior debt—guaranteed by HUD	$27,717	$28,146
Senior debt—guaranteed by USDA (1)	6,808	6,988
Senior debt—guaranteed by SBA (2)	526	533
Senior debt—bonds	5,811	5,970
Senior debt—other mortgage indebtedness	7,543	7,728
Other debt	1,470	1,349
Subtotal	49,875	50,714
Deferred financing costs	(851)	(886)
Unamortized discount on bonds	(104)	(107)
Senior debt and other debt	$48,920	$49,721
(1)
U.S. Department of Agriculture (USDA)
(2)
U.S. Small Business Administration (SBA)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		June 30, 2025	December 31, 2024
Senior debt - guaranteed by HUD (2)
The Pavilion Care Center	Newpoint Capital	12/01/2039	Fixed	3.97%	$746	$765
Hearth and Care of Greenfield	Newpoint Capital	8/01/2050	Fixed	3.97%	1,847	1,868
Woodland Manor	Newpoint Capital	11/01/2052	Fixed	3.97%	4,751	4,799
Glenvue	Newpoint Capital	10/01/2044	Fixed	3.75%	6,731	6,849
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	5,855	5,956
Georgetown	Newpoint Capital	10/01/2046	Fixed	2.98%	2,974	3,023
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	4,813	4,886
Total					$27,717	$28,146
Senior debt - guaranteed by USDA (3)
Mountain Trace	Community B&T	12/24/2036	Prime + 1.75%	9.25%	$3,333	$3,423
Southland	Cadence Bank, NA	07/27/2036	Prime + 1.50%	9.00%	3,475	3,565
Total					$6,808	$6,988
Senior debt - guaranteed by SBA
Southland (5)	Cadence Bank, NA	07/27/2036	Prime + 2.25%	9.75%	526	$533
Total					$526	$533

(1)
Represents interest rates as of June 30, 2025 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which are approximately 0.16% per annum.
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
(4)
For one SNF, commonly known as Southland, the Company has a term loan with a financial institution, which is insured 75% by the SBA.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		June 30, 2025	December 31, 2024
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$5,811	$5,970
(1)
Represents cash interest rates as of June 30, 2025. The rates exclude amortization of deferred financing of approximately 0.10% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		June 30, 2025	December 31, 2024
Senior debt - other mortgage indebtedness
Meadowood (2)	Exchange Bank of Alabama	10/01/2026	Fixed	4.50%	$3,067	$3,153
Coosa (3)	Exchange Bank of Alabama	10/10/2026	Fixed	3.95%	4,476	4,575
Total					$7,543	$7,728
(1)
Represents cash interest rates as of June 30, 2025 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.34% per annum.
(2)
The Meadowood Credit Facility is secured by the Meadowood Facility and the assets of Coosa, which is guaranteed by Regional Health Properties, Inc. Represents debt liability related to asset held for sale (see Note 5 – Assets Held for Sale).

(3)
The Coosa Credit Facility, guaranteed by Regional Health Properties, Inc., includes customary terms, including events of default with an associated annual 5% default interest rate, and is secured by the Coosa Facility and the assets of Meadowood. Upon the occurrence of certain events of default, the lenders may terminate the Coosa Credit Facility and the Meadowood Credit Facility, and all amounts due under both credit facilities will become immediately due and payable. The Coosa Credit Facility has prepayment penalties of 5% in the 1st year, 4% in the 2nd year and 1% thereafter. Represents debt liability related to asset held for sale (see Note 5 – Assets Held for Sale)

(Amounts in 000’s)
Lender	Maturity	Interest Rate		June 30, 2025	December 31, 2024
Other debt
First Insurance Funding (1)	Various 2024	Fixed	9.97%	$443	$311
Exchange Bank	11/10/2025	Fixed	7.75%	495	430
Key Bank (2)	08/25/2025	Fixed	0.00%	495	495
Marlin Capital Solutions	06/1/2027	Fixed	5.00%	3	9
Cavalier Management	3/1/2025	Fixed	6.00%	34	104
Total				$1,470	$1,349
(1)
Annual Insurance financing primarily for the Company's directors and officers insurance.
(2)
On December 30, 2022, Key Bank and the Company extended the maturity date from August 25, 2023 to August 25, 2025.

Debt Covenant Compliance

As of June 30, 2025, the Company had 18 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance.

Some covenants are based on annual financial metric measurements, whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

As of June 30, 2025, the Company was in compliance with the various financial and administrative covenants under the Company's outstanding credit related instruments.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of June 30, 2025 for each of the next five years and thereafter.

For the Twelve Months Ended December 31,	(Amounts in 000’s)
2025 (6 months remaining)	$2,163
2026	8,964
2027	1,572
2028	1,667
2029	1,770
Thereafter	33,739
Subtotal	$49,875
Less: unamortized discounts	(104)
Less: deferred financing costs, net	(851)
Total notes and other debt	$48,920

NOTE 10. COMMON AND PREFERRED STOCK

Common Stock

As of June 30, 2025, the Company had 55,000,000 shares of Common Stock authorized and 2,253,119 shares issued and 2,242,239 shares outstanding. There were no dividends declared or paid on the common stock during the three and six months ended June 30, 2025 and 2024.

Preferred Stock

As of June 30, 2025, the Company had 5,000,000 shares of Preferred Stock authorized and 2,811,535 shares issued and outstanding.

Series A Preferred Stock

As of June 30, 2025, the Company had 559,263 shares of Series A Preferred Stock issued and outstanding. There were no dividends declared or paid on the Series A Preferred Stock for the three and six months ended June 30, 2025 and 2024.

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

As of June 30, 2025, the Company had 2,252,272 shares of Series B Preferred Stock issued and outstanding. There were no dividends declared or paid on the Series B Preferred Stock for the three months ended June 30, 2025 and for the three and six months ended June 30, 2024.

NOTE 11. STOCK BASED COMPENSATION

Stock Incentive Plans

As of June 30, 2025, the number of securities remaining available for future issuance under the Company's 2023 Omnibus Incentive Plan is 76,000.

For the three and six months ended June 30, 2025 and 2024, the Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2025	2024	2025	2024
Employee compensation:
Stock compensation expense	$25	$23	$47	$66
Total employee stock-based compensation expense	$25	$23	$47	$66

Restricted Stock

The following table summarizes the Company's restricted stock activity for the six months ended June 30, 2025:

	Number of Shares (000's)	Weighted Avg. Grant Date (per Share) Fair Value
Unvested, December 31, 2024	86	$2.61
Granted	65	$2.60
Vested	(33)	$2.74
Unvested, June 30, 2025	118	$2.57

There were 65,000 restricted stock awards granted during the six months ended June 30, 2025, which will vest in two equal annual installments on June 20, 2026 and June 20, 2027. The unvested shares at June 30, 2025 will vest over the next 1.8 years with $278 thousand in compensation expense recognized over this period.

Common Stock Options

The following summarizes the Company's employee and non-employee stock option activity for the six months ended June 30, 2025:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2024	48	$2.68	8.5	$—
Exercised	(48)	$2.68
Outstanding, June 30, 2025	—	$—	—	$—

No stock options were granted for the six months ended June 30, 2025. All vested stock options were exercised during the six months ended June 30, 2025; thus, there are no outstanding stock options as of June 30, 2025.

Common Stock Warrants

The following summarizes the Company's warrant activity for the six months ended June 30, 2025:

	Outstanding and Exercisable
	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2024	15	$51.00	0.2	$—
Expired	(15)	$51.00
Outstanding, June 30, 2025	—	$—	—	$—

No warrants were granted during the six months ended June 30, 2025. All vested warrants expired during the six months ended June 30, 2025; thus, there are no outstanding common stock warrants as of June 30, 2025.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of June 30, 2025, all of the Company's facilities operated by Regional or leased and subleased to third-party operators are certified by CMS and are operational. See Note 7 - Leases.

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

Professional and General Liability Claims

As of June 30, 2025, the Company is a defendant in one professional and general liability action related directly to patient care that our current or prior tenants provided to their patients.

As of June 30, 2025, the Company is a defendant in one professional and general liability action commenced on behalf of one of our former patients who received care at one of our facilities. The plaintiff in this action alleges negligence due to failure to provide adequate and competent staff resulting in injuries, pain and suffering, mental anguish and malnutrition and seeks unspecified actual and compensatory damages, and unspecified punitive damages. This action is covered by insurance, except that any punitive damages awarded would be excluded from coverage.

See Note 14 – Subsequent Events for more information on litigation proceedings.

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

The Company has two primary reporting segments: (i) Real Estate Services, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants and (ii) Healthcare Services, which consists of the operation of the Glenvue, Meadowood, Georgetown, Sumter, Southland, and Mountain Trace facilities.

The table below presents the results of operations for our reporting segments for the periods presented.

	Three Months Ended June 30,			Three Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2025	2025	2025	2024	2024	2024	2025	2025	2025	2024	2024	2024
(Amounts in 000’s)	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total	Real Estate Services	Healthcare Services	Total
Revenues:
Patient care revenues	$—	$8,774	$8,774	$—	$2,525	$2,525	$—	$14,416	$14,416	$—	$4,834	$4,834
Rental revenues	1,283	—	1,283	1,800	—	1,800	2,831	—	2,831	3,617	—	3,617
Total revenues	1,283	8,774	10,057	1,800	2,525	4,325	2,831	14,416	17,247	3,617	4,834	8,451
Expenses:
Patient care expense	—	7,184	7,184	—	2,183	2,183	—	11,585	11,585	—	4,283	4,283
Facility rent expense	149	—	149	149	—	149	298	58	356	297	—	297
Cost of management fees	—	—	—	—	—	—	—	—	—	—	—	—
Depreciation and amortization	322	81	403	384	130	514	646	159	805	770	255	1,025
General and administrative expense	729	1,700	2,429	871	358	1,229	1,750	2,909	4,659	2,136	724	2,860
Loss on lease termination	—	—	—	—	—	—	303	—	303	—	—	—
Credit loss expense	200	200	400	—	36	36	200	270	470	—	65	65
Gain on operations transfer	—	—	—	—	—	—	—	(106)	(106)	—	—	—
Total expenses	1,400	9,165	10,565	1,404	2,707	4,111	3,197	14,875	18,072	3,203	5,327	8,530
Income (loss) from operations	(117)	(391)	(508)	396	(182)	214	(366)	(459)	(825)	414	(493)	(79)

The CODM does not regularly review total assets for our reportable segments as total assets are not used to assess performance or allocate resources.

NOTE 14. SUBSEQUENT EVENTS

Litigation Proceedings. On July 11, 2025, a putative class action lawsuit alleging violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was filed in the United States District Court, Northern District of Georgia, against the Company, its Chief Executive Officer and certain current directors of the Company's Board (the “Shareholder Lawsuit”). Additionally, on July 11, 2025, an emergency motion for preliminary injunction was filed in connection with disclosures and shareholder voting leading up to the Merger.

The Company believes that the claims asserted in the Shareholder Lawsuit are without merit and supplemental disclosures are not required or necessary under applicable laws. However, in order to avoid the risk that the Shareholder Lawsuit delay or otherwise adversely affect the Merger, and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the Company provided supplemental information to the joint proxy statement/prospectus as described in the Current Report on Form 8-K filed on July 18, 2025 with the SEC. The Company and the other named defendants deny that they have violated any laws.

Unsolicited Offer. On July 18, 2025, Black Pearl Equities, LLC (“Black Pearl”), which above is referred to as “Party B,” filed a Tender Offer Statement on Schedule TO (the “Schedule TO”) with the Securities & Exchange Commission (the “SEC”) containing a tender offer to purchase up to 1,118,877 shares of Regional common stock at a price per share of $4.25 (the “Third Unsolicited Offer”). The filing indicates that the tender offer will be in effect from August 1, 2025, until August 31, 2025, subject to possible further extension by Black Pearl. The Schedule TO indicates that the tender offer is subject to a number of conditions. At a meeting of the Regional Board held on July 25, 2025, the Regional Board, in consultation with its outside legal counsel, carefully reviewed the Third Unsolicited Offer and the clarifying information that had been provided and determined that, despite the offer’s price per share of $4.25, it did not represent a Superior Regional Proposal.

Asset Purchase Agreement. On July 30, 2025, the Company, Coosa Nursing ADK LLC, a wholly-owned subsidiary of Regional (“Coosa”), and Coosa Valley SNF Realty LLC (the “Purchaser”) entered into a binding asset purchase agreement (the “APA”), whereby Coosa would sell Coosa Valley Health and Rehab (the “Facility”) to the Purchaser, subject to a 45-day due diligence window in favor of the Purchaser. Under the terms contemplated by the APA, the Purchaser would acquire the Facility for a purchase price of $10,600,000.

Operating Lease. On July 31, 2025, the Company subleased certain office space located in Atlanta, Georgia expired. On July 30, 2025, the Company entered into a two year lease with the landlord which the lease will commence August 1, 2025 and will expire on July 31, 2027. The lease payments are:

(Amounts in 000’s)
2025 (5 months remaining)	$23
2026	69
2027	47
Total	$138

Merger Agreement. On August 04, 2025, the Company's common stock shareholders approved the Merger Agreement, dated as of April 14, 2025, by and between the Company and SunLink. In addition, in connection with the Merger Agreement, the Company's common stock shareholders approved the issuance of shares of Common Stock, no par value, and Series D 8% Cumulative Convertible Redeemable Participating Preferred Stock (the Series D Preferred Stock"), no par value per share.

On August 5, 2025, the Company filed Articles of Amendment (the "Articles of Amendment") to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Georgia to establish its Series D Preferred Stock. Shares of Series D Preferred Stock will form part of the merger consideration to be issued in connection with the closing of the merger.

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

Real Estate Portfolio

As of June 30, 2025, we had investments of approximately $67.9 million in eleven health care real estate properties and one leased property. We currently own eleven properties, consisting of nine skilled nursing facilities and two multi-service facilities (of which one multi-service campus contains two co-located properties). Seven facilities are pursuant to triple-net leases and six facilities are managed by two external managers. The Company has one leased facility that is subleased pursuant to a triple-net lease.

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

Portfolio

The following table provides summary information regarding the number of facilities and related licensed beds/units as of June 30, 2025:

Location	Skilled Nursing Facilities	Multi Service Properties	Total Properties
Alabama (1)	1	1	2
Georgia	3	-	3
North Carolina	1	-	1
Ohio (2)	2	1	3
South Carolina	2	-	2
	9	2	11

Location	Skilled Nursing Beds/Units	Multi Service Beds/Units	Total Beds/Units
Alabama (1)	124	90	214
Georgia	395	-	395
North Carolina	106	-	106
Ohio (2)	100	180	280
South Carolina	180	-	180
	905	270	1,175

Location	Skilled Nursing Investment	Multi Service Investment	Total Investment
Alabama (1)	$9,613,199	$5,224,561	$14,837,760
Georgia	21,205,517	-	21,205,517
North Carolina	7,285,682	-	7,285,682
Ohio (2)	4,059,240	10,714,214	14,773,454
South Carolina	9,797,062	-	9,797,062
	$51,960,700	$15,938,776	$67,899,475

(1) Meadowood Retirement Village offers assisted living, memory care, and independent living and is therefore considered a multi-service campus.
(2) Eaglewood Village offers assisted living and Eaglewood Care Center offers skilled nursing. Both properties are co-located and are therefore considered a multi-service campus.

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation as of June 30, 2025:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management	2	233
Aspire Regional Partners	3	280
Subtotal	5	513
Manager Affiliation	Number of Facilities (2)	Beds / Units
Cavalier Senior Living	1	90
CJM Advisors	5	572
Subtotal	6	662
Total	11	1,175
(1)
Represents the number of facilities leased or subleased to separate tenants, of which each tenant is an affiliate of the entity named in the table above.
(2)
Represents the number of facilities operated under third-party management agreements.

For a more discussion of the above information, see Note 7 - Leases to the consolidated financial statements included in Part I, Item 1 herein. Additionally, see "Portfolio of Healthcare Investments" included in Part I, Item 1 "Business" in the Annual Report.

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

Operating Metric	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025 (1)
Occupancy (%)	67.2%	66.8%	66.5%	66.2%
(1) Reflects adjusted bed count

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown as of December 31,:

		Licensed Beds		Annual Lease Revenue (2)
	Number of Facilities	Count	Percent (%)	Amount ($) '000's (1)	Percent (%)
2025	1	124	21.1%	1,071	22.0%
2026	0	-	0.0%	-	0.0%
2027	0	-	0.0%	-	0.0%
2028	5	355	60.4%	2,761	56.8%
2029	0	-	0.0%	-	0.0%
2030	1	109	18.5%	1,032	21.2%
2031	0	-	0.0%	-	0.0%
Thereafter	0	-	0.0%	-	0.0%
Total	7	588	100.0%	4,864	100.0%
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percent Change	2025	2024	Percent Change
Revenues:
Patient care revenues	$8,774	$2,525	247.5%	$14,421	$4,834	198.3%
Rental revenues	1,283	1,800	(28.7)%	2,831	3,617	(21.7)%
Total revenues	10,057	4,325	132.5%	17,247	8,451	104.1%
Expenses:
Patient care expense	7,184	2,183	229.1%	11,585	4,283	170.5%
Facility rent expense	149	149	—	356	297	19.9%
Depreciation and amortization	403	514	(21.6)%	805	1,025	(21.5)%
General and administrative expense	2,429	1,229	97.6%	4,659	2,860	62.9%
Loss on lease termination	—	—	n/m	303	—	n/m
Credit loss expense	400	36	1011.1%	470	65	623.1%
Gain on operations transfer	—	—	n/m	(106)	—	n/m
Total expenses	10,565	4,111	157.0%	18,072	8,530	111.9%
Income (loss) from operations	(508)	214	(337.4)%	(825)	(79)	944.3%
Other expense:
Interest expense, net	615	669	(8.1)%	1,268	1,344	(5.7)%
Other expense, net	326	251	29.9%	618	245	152.2%
Total other expense, net	941	920	2.3%	1,886	1,589	18.7%
Net loss	$(1,449)	$(706)	105.2%	$(2,711)	$(1,668)	62.5%

Three Months Ended June 30, 2025 and 2024

Patient care revenues—Patient care revenues for the Healthcare Services segment, as a result of the Company operating the Georgetown, Mountain Trace, Southland, and Sumter, facilities, were $8.8 million for the three months ended June 30, 2025, compared with $2.5 million for the same period in 2024. The 247.5% increase is primarily due to the transition of the Georgetown, Mountain Trace, Southland and Sumter facilities to the Healthcare Services segment.

Rental revenues—Rental revenue for our Real Estate Services segment decrease by approximately $0.5 million to $1.3 million for the three months ended June 30, 2025, compared with $1.8 million for the same period in 2024. The 28.7% decrease is due to the transition of the Georgetown, Mountain Trace, Southland, and Sumter facilities to the Healthcare Services segment.

Patient care expense—Patient care expense was $7.2 million for the three months ended June 30, 2025 compared with $2.2 million for the same period in 2024. The current period expense increase of $5.0 million is primarily due to the transition of the Georgetown, Mountain Trace, Southland, and Sumter facilities to the Healthcare Services segment.

Facility rent expense—Facility rent was $0.1 million for the three months ended June 30, 2025, compared with $0.1 million for the same period in 2024.

Depreciation and amortization—Depreciation and amortization was $0.4 million for the three months ended June 30, 2025, compared with $0.5 million for the same period in 2024. The 21.6% decrease is primarily due to the reduction in depreciation from fully depreciated equipment and computer related assets in the current year and suspending depreciation expense on our assets held for sale.

General and administrative expenses—General and administrative expenses were $2.4 million for the three months ended June 30, 2025, compared with $1.2 million for the same period in 2024. The 123.7% increase is primarily due to the transition of the operations of the Georgetown, Mountain Trace, Southland and Sumter facilities back to the Company and an increase spent in investor relations.

	Three Months Ended June 30,
(Amounts in 000’s)	2025	2024	Percent Change
General and administrative expenses:
Real Estate Services	$729	$871	(16.3)%
Healthcare Services	1,700	358	374.9%
Total	$2,429	$1,229	97.6%

Credit loss expense—Credit loss expense primarily represents reserves taken against patient Accounts Receivable as well as rent receivable at the Coosa Valley facility for the three months ended June 30, 2025 and for the same period in 2024.

Six Months Ended June 30, 2025 and 2024

Patient care revenues—Patient care revenues for the Healthcare Services segment, as a result of the Company operating the Georgetown, Mountain Trace, Southland, and Sumter facilities, were $14.4 million for the six months ended June 30, 2025, compared with $4.8 million for the same period in 2024. The 198.3% increase is primarily due to the transition of the additional facilities to the Healthcare Services segment.

Rental revenues—Rental revenue for our Real Estate Services segment decreased by approximately $0.8 million to $2.8 million for the six months ended June 30, 2025, compared with $3.6 million for the same period in 2024. The 21.7% decrease is primarily due to transition of the Georgetown, Mountain Trace, Southland and Sumter facilities to our Healthcare Services segment.

Patient care expense—Patient care expense was $11.6 million for the six months ended June 30, 2025, compared with $4.3 million for the same period in 2024. The 170.5% increase is primarily due to the transition of the Mountain Trace, Georgetown, Southland, and Sumter facilities to the Healthcare Services segment.

Facility rent expense—Facility rent slightly increased year over year with $0.4 million for the six months ended June 30, 2025, compared with $0.3 million for the same period in 2024.

Depreciation and amortization—Depreciation and amortization was $0.8 million for the six months ended June 30, 2025, compared with $1.0 million for the same period in 2024. The 21.5% decrease is primarily due to the reduction in depreciation from fully depreciated equipment and computer related assets in the current year and suspending depreciation expense on our assets held for sale.

General and administrative expenses—General and administrative expenses were $4.7 million for the six months ended June 30, 2025, compared with $2.9 million for the same period in 2024. The 74.1% increase is primarily due to the transition of the Georgetown, Mountain Trace, Southland, and Sumter facilities to the Healthcare Services segment.

	Six Months Ended June 30,
(Amounts in 000’s)	2025	2024	Percent Change
General and administrative expenses:
Real Estate Services	$1,750	$2,136	(18.1)%
Healthcare Services	2,909	724	301.8%
Total	$4,659	$2,860	62.9%

Loss on Lease Termination- Expenses related to the termination of the two leases to Oak Hollow Healthcare Management were $0.3 million for the six months ended June 30, 2025. The losses consist of the writeoffs of straight-line rent.

Credit loss expense—Credit loss expense of $0.5 million primarily represents reserves taken against rent receivable for Georgetown, Sumter, Coosa Valley, and Autumn Breeze facilities for the six months ended June 30, 2025 compared with $0.1 million in 2024.

Gain on operations transfer—The gain on exchange of assets were $0.1 million for the six months ended June 30, 2025. The Company took patient Accounts Receivable in lieu of the outstanding Rent Receivable owed by Oak Hollow Healthcare Management as part of the lease termination.

NON-GAAP Financial Measures

The following table summarizes the Company's non GAAP financial measure of results based on EBITDA for the three and six months ended June 30, 2025 and 2024. EBITDA attributable to the Company's financial measure represents net income (loss) before interest expense (including amortization of deferred financing costs), amortization of stock-based compensation, and depreciation and amortization. Adjusted EBITDA represents EBITDA further adjusted to eliminate the impact of certain items that the Company does not consider indicative of core operating performance, such as recovery of previously reversed rent, lease termination revenue, property operating expenses, gains or losses from dispositions of real estate, real estate impairment charges, provision for loan losses, non-routine transaction costs, loss on extinguishment of debt, unrealized loss on other real estate related investments and provision for credit losses and lease restructuring, as applicable.

REGIONAL HEALTH PROPERTIES, INC.
RECONCILIATION OF NET(LOSS) INCOME TO NON-GAAP FINANCIAL MEASURES
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss	$(1,449)	$(706)	$(2,711)	$(1,668)
Depreciation and amortization	403	514	805	1,025
Interest expense, net	615	669	1,268	1,344
Other expense, net	—	—	—	(18)
Amortization of employee stock compensation	25	24	47	66
EBITDA	(406)	501	(591)	749
Credit loss expense	400	36	470	65
Merger costs	357	—	618	—
Loss on lease termination	—	—	303	—
Gain on operations transfer	—	—	(106)	—
Gain (loss) from write-off of liabilities and other credit balances from discontinued operations	—	165	—	177
Project costs	—	25	—	65
Tail insurance on legacy facilities	19	79	74	152
Other one-time costs	86	80	196	140
One-time income adjustment - quality incentive program (1)	—	(147)	—	(98)
Adjusted EBITDA from operations	$456	$739	$964	$1,250
(1) Amounts represent adjustments needed for historical and estimated future amounts along with reconciling for timing differences.

Liquidity and Capital Resources

Overview

Overview. The Company intends to pursue measures to grow its operations, streamline its cost infrastructure and otherwise increase liquidity, including: (i) refinancing or repaying debt to reduce interest costs and mandatory principal repayments, with such repayment to be funded through potentially expanding borrowing arrangements with certain lenders; (ii) increasing future lease revenue through acquisitions and investments in existing properties; (iii) modifying the terms of existing leases; (iv) replacing certain tenants who default on their lease payment terms;(v) reducing other and general and administrative expenses and (vi) executing the proposed merger with SunLink Health Systems, Inc. (as noted below).

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, cash flows from investing and debt refinancing during the twelve months following the date of this filing. The Company has committed to a plan to sell certain assets held for sale (See Note 5 - Assets Held for Sale to the consolidated financial statements included in Part I, Item 1 herein) to increase cash available for operations and future investments. At June 30, 2025, the Company had $0.4 million in unrestricted cash and 4.4 million of net accounts receivable, mainly consisting of patient accounts receivable and rent receivables.

During the six months ended June 30, 2025, the Company's net cash provided by operating activities was $0.8 million mainly due to the timing of accounts payable and accrued expense payments. Management anticipates collecting a portion of the past due rent after the filing date and is currently negotiating various methods to collect the remaining unpaid rent and notes receivable.

As of June 30, 2025, Regional recorded an estimated allowance of $0.5 million against a gross accounts receivable of $4.8 million.

As of June 30, 2025, the Company had $48.9 million in indebtedness, net of $1.0 million deferred financing, and unamortized discounts. The Company anticipates net principal repayments of approximately $3.3 million during the next twelve-month period, approximately $2.7 million of routine debt service amortization, $0.4 million of insurance financing amortization, and a $0.2 million payment of bond debt.

On January 6, 2025, Regional and SunLink announced the execution of an Agreement and Plan of Merger dated January 3, 2025, under which SunLink would merge with and into Regional. In exchange, SunLink shareholders would receive 1,410,000 shares of Regional common stock and 1,410,000 shares of newly authorized Series D 8% Cumulative Convertible Redeemable Preferred Stock, with an initial $10.00 per share liquidation preference.

Subsequently, on April 14, 2025, the companies entered into an Amended and Restated Agreement and Plan of Merger. Among other changes, the revised agreement increased the common stock consideration to 1.1330 shares of Regional common stock per SunLink share, raised the Series D Preferred Stock liquidation preference to $12.50 per share, and improved the conversion ratio to 1.1330 shares of Regional common stock for every three shares of Series D Preferred Stock, subject to further potential reduction. The revised agreement also permitted SunLink to pay one or two special cash dividends to its shareholders before closing, subject to specified limitations. The merger agreement has been approved by both companies’ boards of directors and remains subject to shareholder approvals, regulatory clearance, and other customary closing conditions.

On June 22, 2025, Regional and SunLink amended the merger agreement to extend the outside termination date to 5:00 p.m. Eastern Time on August 11, 2025. Under the amended agreement, either party may terminate the transaction if the merger is not completed by the revised termination date.

While the Company continues to move toward closing the merger, it has also received and evaluated unsolicited acquisition proposals. On May 6, 2025, Regional received an unsolicited proposal from “Party A” to acquire substantially all of its assets. The proposed consideration included assumption of certain HUD-insured mortgage loans, payment of the remaining mortgage debt (up to a $51 million cap), and $4.00 per share for outstanding common stock. Pursuant to the merger agreement, Regional promptly notified SunLink and, after careful review with legal counsel, the Board of Directors determined on June 20, 2025, that the proposal did not constitute a “Superior Regional Proposal.”

A second unsolicited proposal was received on June 23, 2025, from “Party B,” who expressed interest in launching a tender offer to purchase up to 100% of Regional’s common stock at $4.25 per share. The Company again notified SunLink and, following legal review, the Board concluded on July 10, 2025, that this offer also did not represent a Superior Regional Proposal under the terms of the merger agreement.

Separately, the Company experienced changes in its listing status. Until February 5, 2025, Regional’s common stock and Series A Preferred Stock were listed on the NYSE American under the ticker symbols “RHE” and “RHE-PA,” respectively. Trading was suspended on that date due to noncompliance with listing standards. On June 11, 2025, the NYSE American formally delisted both securities. They now trade on the OTC Markets under the symbols “RHEP” (common stock) and “RHEPA” (Series A Preferred Stock).

Trading on the OTC Markets presents challenges, including reduced liquidity, wider bid-ask spreads, and limited analyst coverage. In addition, broker-dealers face greater regulatory burdens, which may further discourage trading activity. These limitations could depress trading prices and negatively impact the Company’s ability to raise capital through equity or debt offerings. Such constraints may impair the Company’s ability to invest in future growth or refinance upcoming debt maturities.

Debt Covenant Compliance

As of June 30, 2025, the Company was in compliance with the various financial and administrative covenants under all the Company's outstanding credit related instruments.

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

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the periods presented:

	Six Months Ended June 30,
(Amounts in 000’s)	2025	2024
Net cash provided by operating activities	$805	$1,102
Net cash used in investing activities	(360)	(395)
Net cash used in financing activities	(708)	(1,317)
Net change in cash and restricted cash	(263)	(610)
Cash and restricted cash at beginning of period	3,472	4,184
Cash and restricted cash, ending	$3,209	$3,574

Six Months Ended June 30, 2025

Net cash provided by operating activities—was approximately $0.8 million. The positive cash flow from operating activities was mainly due to the timing of working capital accounts.

Net cash used in investing activities—was approximately $0.4 million. This capital expenditure was primarily for leasehold improvements.

Net cash used in financing activities—was approximately $0.7 million. The cash was used to make routine payments totaling $0.8 million for our senior debt obligations, $0.6 million for other debt.

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

Off-Balance Sheet Arrangements

Guarantee

The Company subleased five facilities located in Ohio to the Aspire Sublessees, formerly affiliated with MSTC Development Inc., pursuant to the Aspire Subleases, whereby the Aspire Sublessees took possession of, and commenced operating, the Aspire Facilities as subtenant. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at June 30, 2025. For further information see Note 6 – Leases, to the consolidated financial statements included in Part I, Item 1 herein and also and Note 7 – Leases included in Part II, Item 8 of the Annual Report.

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

Part II. Other Information

Item 1. Legal Proceedings.

The Company is a defendant in various legal actions and administrative proceedings arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to patients. Although the Company settles cases from time to time when settlement can be achieved on a reasonable basis, the Company vigorously defends any matter in which it believes the claims lack merit and the Company has a reasonable chance to prevail at trial or in arbitration. Litigation is inherently unpredictable. There is no assurance that the outcomes of these matters will not have a material adverse effect on the Company's financial condition. Although arising in the ordinary course of the Company's business, certain of these matters are described in Note 12 - Commitments and Contingencies and Note 14 - Subsequent Events to the consolidated financial statements included in Part I, Item 1 herein.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

NYSE American Listing

The Company's common stock and Series A Preferred Stock ("securities") was listed for trading on the NYSE American under the symbol “RHE” and "RHE-PA," respectively, up until February 5, 2025 when it was suspended from trading as a result of not meeting certain listing requirements. And on June 11, 2025, the Company was notified that the Company's common stock and Series A Preferred Stock were delisted from the NYSE American Exchange. Currently, the Company's common stock and Series A Preferred Stock are listed on the OTC Market under the symbol "RHEP" and "RHEPA," respectively.

Trading Arrangement

During the second quarter of 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K of the Securities Act of 1933, as amended).

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, by and between Regional Health Properties, Inc. and SunLink Health Systems Inc., dated as of January 3, 2025.	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on January 10, 2025

2.2	Amended and Restated Agreement and Plan of Merger, by and between Regional Health Properties, Inc. and SunLink Health Systems Inc., dated as of April 14, 2025.	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on April 18, 2025

2.3	Asset Purchase Agreement by and between Regional Health Properties, Inc., Coosa Nursing ADK LLC, and Coosa Valley SNF Realty LLC, executed July 30, 2025	Filed herewith

3.1	Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective July 3, 2023	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on July 6, 2023

3.2	Amended and Restated Bylaws of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

3.2(a)	Amendment No. 1 to Amended and Restated Bylaws of Regional Health Properties, Inc., effective June 27, 2023	Incorporated by reference to Exhibit 3.6 of the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4 (Reg. No. 333-269750) filed on June 28, 2023

3.2(b)	Articles of Amendment to Amendment and Restated Articles of Incorporation of Regional Health Properties, Inc., effective August 14 2025	Incorporated by reference to Exhibit 3.1 of Registrant's Current Report of Form 8-K filed on August 14, 2025

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	August 14, 2025	/s/ Brent Morrison
Brent Morrison
Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 14, 2025	/s/ Paul O'Sullivan
Paul O'Sullivan
Senior Vice President (Principal Financial Officer)