Form 10-Q
period 2025-09-30
REGIONAL HEALTH PROPERTIES, INC
filed 2025-11-14
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, the registrant had 3,934,677 shares of common stock, no par value, outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000's)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Property and equipment, net	$35,915	$33,489
Asset held for sale, net	10,372	10,334
Cash	994	582
Restricted cash	2,998	2,890
Accounts receivable, net of allowances of $880 and $141	7,715	3,362
Prepaid expenses and other	1,760	633
Inventory	1,435	—
Notes receivable	369	369
Intangible assets	4,527	2,540
Right-of-use operating lease assets	2,494	2,154
Goodwill	1,585	1,585
Straight-line rent receivable	1,986	2,527
Total assets	$72,150	$60,465
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Senior debt, net	$33,913	$34,829
Debt related to asset held for sale, net	7,925	8,121
Bonds, net	5,697	5,851
Other debt, net	1,043	919
Accounts payable	7,928	3,695
Accrued expenses	8,008	5,414
Operating lease obligation	2,773	2,472
Other liabilities	1,710	2,082
Total liabilities	68,997	63,384

Preferred stock, Series D, no par values, 1,408 shares authorized; 1,408 shares issued and outstanding at September 30, 2025; and 0 shares issued and 0 shares outstanding at December 31, 2024.	4,691	—

Stockholders' (deficit) equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 3,946 shares issued and 3,935 shares outstanding at September 30, 2025; and 1,850 shares issued and 1,839 shares outstanding at December 31, 2024	67,234	63,173
Preferred stock, no par value; 5,000 shares authorized (including amounts authorized for Series A and Series B; shares issued and outstanding designated as follows:
Preferred stock, Series A, no par value; 560 shares authorized, issued and outstanding at September 30, 2024 and December 31, 2023, with a redemption amount $426 at September 30, 2025 and December 31, 2024	426	426
Preferred stock, Series B, no par value; 2,812 shares authorized; 1,886 shares issued and outstanding at September 30, 2025 and 2,252 issued and outstanding at December 31, 2024, with a redemption amount $15,576 at September 30, 2025 and $18,602 at December 31, 2024	15,576	18,602
Accumulated deficit	(84,774)	(85,120)
Total stockholders' (deficit) equity	(1,538)	(2,919)
Total liabilities, mezzanine equity, and stockholders' (deficit) equity	$72,150	$60,465

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000's, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Patient care revenues	$9,831	$2,585	$24,247	$7,418
Rental revenues	1,303	1,640	4,134	5,257
Pharmacy revenues	4,004	—	4,004	—
Total revenues	15,138	4,225	32,385	12,675

Costs and expenses
Cost of goods sold	2,470	—	2,470	—
Patient care expense	8,639	2,179	20,224	6,462
Facility rent expense	197	149	552	446
Depreciation and amortization	547	474	1,351	1,499
General and administrative expense	3,713	1,224	8,375	4,085
Loss on lease termination	—	—	303	—
Credit loss expense	166	499	636	563
Gain on operations transfer	—	—	(106)	—
Total costs and expenses	15,732	4,525	33,805	13,055
Loss from operations	(594)	(300)	(1,420)	(380)
Other (income) expense:
Interest expense, net	751	677	2,019	2,021
Gain on bargain purchase	(5,311)	—	(5,311)	—
Other expense, net	584	5	1,201	249
Total other expense, net	(3,976)	682	(2,091)	2,270
Net Income (Loss)	$3,382	$(982)	$671	$(2,650)
Preferred stock dividends	—	—	(603)	—
Deemed contribution related to Preferred Series B purchases	278	—	278	—
Net profit (loss) attributable to Regional Health Properties, Inc. common stockholders	$3,660	$(982)	$346	$(2,650)
Net profit (loss) per share of common stock attributable to Regional Health Properties, Inc.
Basic:	$1.17	$(0.52)	$0.14	$(1.42)
Diluted:	$1.17	$(0.52)	$0.14	$(1.42)
Weighted average shares of common stock outstanding:
Basic:	3,125	1,904	2,425	1,863
Diluted:	3,125	1,904	2,425	1,863

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Amounts in 000's)

(Unaudited)

	Shares of Common Stock Outstanding	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Common stock and additional paid-in capital	Preferred Stock A, no par value	Preferred Stock B, no par value	Accumulated Deficit	Total
Balance, December 31, 2024	1,879	560	2,252	(11)	$63,173	$426	$18,602	$(85,120)	$(2,919)
Stock-based compensation	—	—	—	—	22	—	—	—	22
Common stock issued in connection with Preferred Stock Series B dividends	250	—	—	—	603	—	—	(603)	—
Net loss	—	—	—	—	—	—	—	(1,262)	(1,262)
Balances, March 31, 2025	2,129	560	2,252	(11)	63,798	426	18,602	(86,985)	(4,159)
Stock-based compensation	—	—	—	—	25	—	—	—	25
Restricted stock issuance	65	—	—	—	—	—	—	—	—
Exercise of stock options	48	—	—	—	129	—	—	—	129
Net loss	—	—	—	—	—	—	—	(1,449)	(1,449)
Balances, June 30, 2025	2,242	560	2,252	(11)	63,952	426	18,602	(88,434)	(5,454)
Stock-based compensation, net of forfeitures	—	—	—	—	124	—	—	—	124
Restricted stock issuance	100	—	—	—	—	—	—	—	—
Repurchase of Preferred B Shares	—	—	(366)	—	—	—	(3,026)	278	(2,748)
Acquisition of SunLink (shares issued, effective date Aug 14 2025)	1,593	—	—	—	3,158	—	—	—	3,158
Net income	—	—	—	—	—	—	—	3,382	3,382
Balances, September 30, 2025	3,935	560	1,886	(11)	$67,234	$426	$15,576	$(84,774)	$(1,538)

	Shares of Common Stock Outstanding	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Common stock and additional paid-in capital	Preferred Stock A, no par value	Preferred Stock B, no par value	Accumulated Deficit	Total
Balance, December 31, 2023	1,839	560	2,252	(11)	$63,059	$426	$18,602	$(81,902)	$185
Stock-based compensation	—	—	—	—	43	—	—	—	43
Net loss	—	—	—	—	—	—	—	(962)	(962)
Balances, March 31, 2024	1,839	560	2,252	(11)	$63,102	$426	$18,602	$(82,864)	$(734)
Stock-based compensation	—	—	—	—	23	—	—	—	23
Restricted stock issuance	65	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(706)	(706)
Balances, June 30, 2024	1,904	560	2,252	(11)	$63,125	$426	$18,602	$(83,570)	$(1,417)
Stock-based compensation, net of forfeitures	—	—	—	—	19	—	—	—	19
Restricted stock issuance	-	-	-	-	$—	$—	$—	$—	$—
Forfeitures of stock-based awards	(25)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(982)	(982)
Balances, September 30, 2024	1,879	560	2,252	(11)	$63,144	$426	$18,602	$(84,552)	$(2,380)

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$671	$(2,650)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,351	1,499
Gain on bargain purchase	(5,311)	-
Stock-based compensation expense	171	85
Rent expense less than cash paid	(40)	(32)
Rent revenue in excess of cash received	(339)	(330)
Loss on lease termination	303	-
Amortization of deferred financing costs, debt discounts and premiums	56	56
Gain on operations transfer	(106)	-
Write off of straight-line receivable	—	164
Credit loss expense	636	563
Changes in operating assets and liabilities:
Accounts receivable	(1,923)	(327)
Prepaid expenses and other assets	(243)	115
Accounts payable and accrued expenses	3,718	1,855
Change in Inventory	(36)	-
Other liabilities	98	(8)
Net cash provided by (used in) operating activities	(994)	990
Cash flows from investing activities:
Cash acquired from merger	5,975	—
Purchase of property and equipment	(643)	(430)
Net cash provided by (used in) investing activities	5,332	(430)
Cash flows from financing activities:
Payment of senior debt	(1,293)	(1,025)
Payment of other debt	(584)	(200)
Repurchase of Preferred B Shares	(2,748)	-
Proceeds from the exercise of stock options	128	-
Payment of debt extinguishment and issuance costs	—	(17)
Proceeds from other debt	679	-
Net cash used in financing activities	(3,818)	(1,242)
Net change in cash and restricted cash	520	(682)
Cash and restricted cash, beginning	3,472	4,184
Cash and restricted cash, ending	$3,992	$3,502

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash interest paid	$1,285	$1,978
Supplemental disclosure of non-cash activities:
Vendor-financed insurance	614	711
Preferred stock dividends paid in common stock	603	-
Cavalier management	-	78
Issuance of Series D Preferred Shares	4,691	-
Common shares issued for merger	3,159	-

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2025

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Regional Health Properties, Inc.'s (the "Company" or "Regional Health") predecessor was incorporated in Ohio on August 14, 1991, under the name Passport Retirement, Inc. In 1995, Passport Retirement, Inc. acquired substantially all of the assets and liabilities of AdCare Health Systems, Inc. and changed its name to AdCare Health Systems, Inc. ("AdCare"). AdCare completed its initial public offering in November 2006, relocated its executive offices and accounting operations to Georgia in 2012, and changed its state of incorporation from Ohio to Georgia in December 2013. Regional Health Properties, Inc. is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior housing and one pharmacy services business. The Company's business primarily consists of operating six facilities with a manager affiliate, leasing five facilities to third-party tenants, which operate the facilities and pharmacy services business. The Company has three primary reporting segments: (i) Real Estate, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants. (ii) Healthcare Services segment, which consists of the operation of the Georgetown, Glenvue, Meadowood Mountain Trace, Southland and Sumter facilities and (iii) Pharmacy Service Segment, which consists of four operational areas, retail pharmacy products and services, institutional pharmacy services, which consists of specialty and non-specialty pharmaceutical and products to institutional clients or to patients in institutional settings, non-institutional pharmacy services consisting of the provision specialty and non-specialty pharmacy and biological products to clients or patients in non-institutional settings including private residential homes and durable medical equipment, consisting primarily of the sale and rental products for institutional clients or to patients and institutional settings and patient-administered homecare. Effective August 3, 2023, the Company’s 12.5% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Stock”) is quoted on the OTC Markets Group, Inc.’s OTCQB Venture Market under the symbol “RHEPB”. Effective June 11, 2025, the Company's Common Stock and the Series A Redeemable Preferred Stock ("Series A Preferred Stock") trade on the OTCQB under the symbols “RHEP” and “RHEPA,” respectively.

As announced on August 14, 2025, the Company completed its previously announced merger with SunLink Health Systems, Inc. (“SunLink”), a Georgia corporation, pursuant to that certain Amended and Restated Agreement and Plan of Merger, dated as of April 14, 2025, by and between the Company and SunLink (the “Original Merger Agreement”), as amended by that certain Amendment to Amended and Restated Agreement and Plan of Merger, dated as of June 22, 2025, by and between the Company and SunLink (the “Merger Agreement Amendment”) (the Original Merger Agreement, as amended by the Merger Agreement Amendment, the “Merger Agreement”). Pursuant to the Merger Agreement, on the Closing Date, SunLink merged with and into the Company, with the Company continuing as the surviving corporation (the “merger”). See Note 3 - Business Combination.

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP") in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). The accompanying consolidated financial statements are unaudited and should be read in conjunction with the 2024 audited consolidated financial statements and notes thereto, which are included in our 2024 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 31, 2025 ("Annual Report").

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

Revenue Recognition and Allowances

Patient Care Revenue. ASU 2014-09, Revenue from Contracts with Customers, as codified in ASC 606 ("ASC 606"), requires a company to recognize revenue when the company transfers control of promised goods and services to a customer. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. Revenue from our Healthcare Services business segment is derived from services rendered to patients in six facilities we operate. The Company receives payments from the following sources for services rendered in our facilities: (i) the federal government under the Medicare program administered by the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services ("CMS"); (ii) state governments under their respective Medicaid and similar programs; (iii) commercial insurers; and (iv) individual patients and clients. The vast majority of the revenue the Health Services segment recognizes is from government sources. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and other price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. The Company recognizes revenue at the amount that reflects the consideration the Company expects to receive in exchange for the services provided. These amounts are due from residents or third-party payors and include variable consideration for retroactive adjustments from estimated reimbursements, if any, under reimbursement programs. Performance obligations are determined based on the nature of the services provided. Revenue is recognized as performance obligations are satisfied. Estimated uncollectible amounts due from patients are generally considered implicit price concessions that are a direct reduction to net operating revenues.

Triple-Net Leased Properties. The Company recognizes rental revenue of the Rental Estate Services segment in accordance with ASC 842, Leases. The Company's triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in the straight-line rent receivable on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one or more tenant(s) of the Company's facilities, rental income for the affected facilities is recognized only upon cash collection, and any accumulated straight-line rent receivable is expensed in the period in which the Company deems rent collection to no longer be probable. For additional information with respect to such facilities, see Note 2 – Liquidity and Note 8 – Leases.

Pharmacy Services Revenue. The Company recognizes revenue of the Pharmacy Services segment from providing pharmacy goods and services to patients and is recognized on the date the goods and services are provided to at amounts billable to individual patients, adjusted for estimates for variable consideration. Revenue is recognized when control of the promised goods or services are transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Each prescription claim represents a separate performance obligation of the Company, separate and distinct from other prescription claims under customer arrangements. Significant portions of the revenue from sales of pharmaceutical and medical products are reimbursed by the federal Medicare Part D program and, to a lesser extent, state Medicaid programs. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and reduces revenue at the revenue recognition date, to properly account for the variable consideration due to anticipated differences between billed and reimbursed amounts. Accordingly, the total net revenues and receivables reported in the Company’s consolidated financial statements of the Pharmacy Services Segment are recorded at the amount expected to be ultimately received from these payors.

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

Activity in the allowance for credit losses in the Real Estate segment for the nine months ended September 30, 2025 and September 30, 2024 included the following:

(Amounts in 000’s)	Nine Months Ended September 30, 2025
December 31, 2024 balance	$71
Credit loss expense	503
Write offs	(304)
September 30, 2025 balance	270

Activity in the allowance for credit losses in the Healthcare segment for the nine months ended September 30, 2025 and September 30, 2024 included the following:

(Amounts in 000’s)	Nine Months Ended September 30, 2025
December 31, 2024 balance	$70
Credit loss expense	437
Write offs	(156)
September 30, 2025 balance	351

Activity in the allowance for credit losses in the Pharmacy segment for the nine months ended September 30, 2025 included the following:

(Amounts in 000’s)	Nine Months Ended September 30, 2025
Balance acquired at acquisition	$239
Credit loss expense	46
Write offs	(26)
September 30, 2025 balance	259

As of September 30, 2025 and December 31, 2024, the Company reserved for approximately $0.9 million and $0.1 million, respectively, of uncollected receivables. Accounts receivable, net of allowance, totaled $7.7 million at September 30, 2025 and $3.4 million at December 31, 2024.

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	September 30, 2025	December 31, 2024
Gross receivables
Real Estate Services	$1,035	$1,576
Healthcare Services	4,419	1,927
Pharmacy Services	3,141	-
Subtotal	8,595	3,503
Allowance
Real Estate Services	$(270)	$(71)
Healthcare Services	(351)	(70)
Pharmacy Services	(259)	—
Subtotal	(880)	(141)
Accounts receivable, net of allowance	$7,715	$3,362

Assets Held for Sale and Discontinued Operations

The Company may decide to sell properties that are held for use. The Company records these properties as assets held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Assets classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell, an impairment expense is recognized. The Company estimates fair value, less estimated closing costs, based on similar real estate sales transactions. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 and 3 inputs. Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See Note 6 - Assets Held for Sale for additional details on assets held for sale as of September 30, 2025 and December 31, 2024. Any debt related to assets held for sale or sold during the period are classified as debt related to assets held for sale for the current and prior periods presented in the accompanying consolidated financial statements.

Assets held for sale are presented as discontinued operations in all periods presented if the disposition represents a strategic shift that has, or will have, a major effect on the Company's financial position or results of operations. This includes the net gain (or loss) upon disposal of property held for sale, the property's operating results, depreciation and interest expense.

Prepaid Expenses and Other

As of September 30, 2025 and December 31, 2024, the Company had approximately $1.8 million and $0.6 million, respectively, in prepaid expenses and other; the $1.2 million change is mainly related to the addition of SunLink's prepaid amounts for insurance.

Inventory

As of September 30, 2025, the Company had approximately $1.4 million in inventory of the Pharmacy Services segment. Inventory consists of pharmacy supplies, which are stated at the lower of cost (standard cost method), or net realizable value. Use of this method does not result in a material difference from the methods required by GAAP.

Accounts Payable

The following table presents the Company's Accounts payable for the periods presented:

(Amounts in 000’s)	September 30, 2025	December 31, 2024
Accounts payable
Real Estate Services	$1,836	$2,009
Healthcare Services	4,925	1,686
Pharmacy Services	1,167	—
Total Accounts payable	$7,928	$3,695

The attribution of the $4.2 million accounts payable increase from December 31, 2024 to September 30, 2025 is primarily rooted in the addition of operations of Sumter, Georgetown, Southland, and Mt. Trace. The rest of the increase is mainly due to the consolidation of the Pharmacy segment that resulted from the merger with SunLink.

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or finance lease. As of September 30, 2025, all of the Company's leased facilities are accounted for as operating leases. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

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

Insurance

The Company maintains insurance for professional and general liability claims for its Healthcare Services segment, which includes any facility the Company is likely to operate. However, for claims prior to January 1, 2020, the Company is self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the Transition. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company’s estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 9 – Accrued Expenses and Note 13 - Commitments and Contingencies.

In addition, the Company maintains certain other insurance programs, including commercial general liability, property, casualty, directors’ and officers’ liability, crime, and employment practices liability.

Other Expense, net

For the three and nine months ended September 30, 2025 other expenses represents costs incurred in connection with the Merger. See Note 3 – Business Combination.

Net Income (Loss) Per Share

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

Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

	September 30,
(Share amounts in 000’s)	2025	2024
Stock options	—	57
Warrants - employee	—	32
Total anti-dilutive securities	—	89

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

NOTE 2. LIQUIDITY

Overview

The Company continues to take strategic steps to strengthen its liquidity position and support long-term growth. These initiatives include refinancing or repaying existing debt to reduce interest expense and mandatory principal payments—potentially through expanded borrowing arrangements—alongside efforts to increase lease revenue through acquisitions and reinvestments in existing properties. The Company is also working to restructure lease terms with certain tenants, replace non-performing tenants, reduce general and administrative expenses, and completed its merger with SunLink which provided $6.0 million of acquired unrestricted cash. See Note 3 - Business Combination.

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

During the nine months ended September 30, 2025, the Company used $1.0 million in cash from operating activities, largely due to timing differences in accounts payable and accrued expense payments. Management is actively working to accelerate the collection of aged patient receivables. Future operating cash flows will depend on the financial performance of the Company’s leased facilities, facilities managed by CJM Advisors, including Georgetown, Glenvue, Mountain Trace, Southland, and Sumter and the Pharmacy Services business.

As of September 30, 2025, the Company held approximately $1.0 million in unrestricted cash and $7.7 million in net accounts receivable, primarily comprised of Health Care Services and Pharmacy business patient accounts and rent receivables. Regional has committed to a plan to sell specific assets classified as held for sale to generate additional liquidity in support of operations and potential investment opportunities. See Note 6 - Assets Held for Sale.

Debt

As of September 30, 2025, the Company had $48.6 million in indebtedness, net of $0.9 million deferred financing costs and unamortized discounts. The Company anticipates net principal repayments of approximately $3.0 million during the next twelve-month period, approximately $2.2 million of routine debt service amortization, $0.6 million of insurance financing amortization, and $0.2 million payment of bond debt.

Debt Covenant Compliance

As of September 30, 2025, the Company was in compliance with the various financial and administrative covenants under all the Company's outstanding credit related instruments.

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

NOTE 3. BUSINESS COMBINATION

(Amounts in 000s)

Overview

Effective August 14, 2025, the Company closed on the merger with SunLink; whereas, SunLink merged with and into the Company, and the Company continuing as the surviving corporation. The primary reason for the combination was the combination of the Company and SunLink would result in the potential for a material and immediate and long-term upside to both company's current shareholders' valuation. The two companies had complimentary business lines and long-term experience of senior management provided a complimentary merger resulting in multiple business synergies.

On August 5, 2025, the Company filed Articles of Amendment (the “Articles of Amendment”) to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Georgia to establish its Series D 8% Cumulative Convertible Redeemable Participating Preferred Shares, no par value per share (the “Series D Preferred Stock”).

Pursuant to the Merger Agreement, at the effective time of the merger (the “Effective Time”), each five shares of common stock, no par value per share, of SunLink (“SunLink common stock”) issued and outstanding immediately prior to the Effective Time (other than excluded shares (as defined in the Merger Agreement)) were converted into the right to receive (i) 1.1330 validly issued, fully paid and nonassessable shares of the Company's common stock, and (ii) one validly issued, fully paid and nonassessable share of Series D Preferred Stock, no par value per share. Holders of SunLink common stock will receive cash (without interest) in lieu of fractional shares of the Company's common stock or Series D preferred stock in accordance with the terms of the Merger Agreement. The total aggregate consideration paid in the merger was 1,595,400 shares of the Company's common stock and 1,408,121 shares of Regional Series D preferred stock.

Accounting for the Merger

The merger is accounted for as a business combination pursuant to Accounting Standards Codification Topic 805, (“ASC 805”), where the Company, the legal acquiree, is determined to be the accounting acquirer of SunLink. After the closing of the merger transaction, SunLink ceased to exist.

The assets and liabilities of SunLink on the closing date were consolidated into the Company at their respective fair values, and the shortfall of the purchase price consideration over the fair value of SunLink’s net assets was recognized as a gain on bargain purchase. Fair value is defined in Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s preliminary purchase price allocation was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data. Any changes within the measurement period resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recorded at the acquisition date. The Company employed a third-party valuation firm to assist in determining the purchase price allocation of assets and liabilities acquired from SunLink.
A combination of the income, cost, and market approaches were used to determine the value of property and equipment, trademarks and trade name, client relationships, and Medicare license, as applicable. The income approach determines the fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Projected cash flows for each asset considered multiple factors, including current Fair Measurements and Disclosure. The cost approach utilizes assumptions for the cost to replace, timing, and resources required, as well as profit margin and opportunity costs. The market approach seeks to determine the current value of an asset by reference to recent comparable transactions involving the sale of similar assets. Adjustments may need to be made to those recorded transactions in order to account for any significant differences between the assets being valued. As of September 30, 2025, the calculation and allocation of the purchase price to tangible and intangible assets and liabilities is preliminary, as the Company is still in the process of accumulating all of the required information to finalize the opening balance sheet and calculations of intangible assets.

Purchase Price Allocation

The unaudited consolidated financial information reflects a gain on bargain purchase because the estimated fair value of the identifiable net assets acquired exceeds the estimated purchase price consideration.

At the merger, 1,595,400 Shares of Regional Health common stock and 1,408,121 Regional Series D preferred stock were issued. The Regional Health common stock at the merger was valued at the closing trading on the closing date. The new Regional Health Series D preferred stock was valued by an independent valuation firm. The total value of the Regional equity exchanged for the SunLink shares, was as follows:

1,595,400 Regional common shares @$1.98 per share $3,159

1,408,121 Regional preferred Series D 4,691

Total consideration transferred to SunLink holders $7,850

A bargain purchase of $5,311 was recognized for the merger because the fair value of identifiable net assets exceeded the purchase price consideration. A summary of the fair value consideration transferred for the Merger and the preliminary allocation to the fair value of the assets and liabilities of SunLink follows:

Regional common stock issued to SunLink shareholders	3,159
Regional Series D preferred stock issued to SunLink shareholders	4,691
Fair value of consideration transferred	7,850
Property and equipment, net	3,159
Cash	5,975
Receivables, net	2,853
Prepaids and other assets	874
Inventory	1,402
Intangible assets	2,010
ROU operating lease assets	593
Estimated fair value of total assets acquired	16,866
Accounts Payable	1,032
Operating lease obligation	594
Accrued expenses and other liabilities	2,079
Fair value of total	3,705
Fair value of net assets acquired	13,161
Gain on bargain purchase	(5,311)

Acquisition-related costs (included in other expense in Regional's Consolidated Statements of Operations) were $584 and $1,201 for the three and nine months periods ended September 30, 2025, respectively.

The amounts of SunLink’s revenues and net income (loss) included in Regional Health’s Consolidated Statements of Operations for the three months ended September 30, 2025, and the revenue and net income (loss) of the combined entity had the acquisition date been January 1, 2024 are:

	Revenues	Net Income (Loss)
Actual from August 15, 2025 to September 30, 2025	$4,004	$(63)

(1) Supplemental pro forma from January 1, 2025 to September 30, 2025	$51,615	$(6,869)

(1) Supplemental pro forma from July 1, 2025 to September 30, 2025	$19,110	$(2,707)

Supplemental pro forma from January 1, 2024 to September 30, 2024	$37,180	$(6,618)

Supplemental pro forma from July 1, 2024 to September 30, 2024	$12,148	$(1,528)

(1) The unaudited pro forma net income for the three and nine months ended September 30, 2025 excludes a nonrecurring pro forma adjustment directly attributable to the SunLink merger, consisting of a bargain purchase gain of $5,311.

Defined Benefit Pension Plan

SunLink retained a defined benefit retirement plan which covered substantially all the employees of a business when the business was sold in 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and closed the plan to new participants. Pension expense and related tax benefit or expense is reflected in the Consolidated Statements of Operations.

The components of pension expense for the post-merger three and nine months ended September 30, 2025, respectively, were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,

	2025	2025
Interest Costs	5	5
Expected Return on Assets	(6)	(6)
Net pension (income) expense	(1)	(1)

NOTE 4. CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	September 30, 2025	December 31, 2024
Cash	$994	$582

Restricted cash:
Cash collateral	$6	$34
HUD and other replacement reserves	1,922	1,991
Escrow deposits	752	546
Restricted investments for debt obligations	317	318
Total restricted cash	2,998	2,890

Total cash and restricted cash	$3,992	$3,472

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

NOTE 5. PROPERTY AND EQUIPMENT

The following table sets forth the Company's property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	September 30, 2025	December 31, 2024
Buildings and improvements	5-40	$50,967	$50,520
Equipment and computer related	2-10	4,364	701
Land	—	2,331	2,331
Property and equipment		57,662	53,552
Less: accumulated depreciation		(21,747)	(20,063)
Property and equipment, net		$35,915	$33,489
(1)
Includes $0.1 million of land improvements with an average estimated useful remaining life of approximately 4.5 years.

The following table summarizes total depreciation and amortization expense three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2025	2024	2025	2024
Depreciation	$454	$373	$1,073	$1,182
Amortization	93	101	278	317
Total depreciation and amortization expense	$547	$474	$1,351	$1,499

NOTE 6. ASSETS HELD FOR SALE

Assets held for sale represent our Coosa and Meadowood facilities. The following table sets forth the Company's asset held for sale:

(Amounts in 000’s)	Estimated Useful Lives (Years)	September 30, 2025	December 31, 2024
Buildings and improvements	5 - 40	$14,395	$14,358
Equipment and computer related	2 - 10	459	458
Land	—	443	443
		15,297	15,259
Less: accumulated depreciation		(4,925)	(4,925)
Asset held for sale, net		$10,372	$10,334

On July 30, 2025, the Company, Coosa Nursing ADK LLC, a wholly-owned subsidiary of the Company (“Coosa”), and Coosa Valley SNF Realty LLC (the “Purchaser”) entered into a binding asset purchase agreement (the “APA”), whereby Coosa would sell Coosa Valley Health and Rehab (the “Coosa Facility”) to the Purchaser, subject to a 45-day due diligence window in favor of the Purchaser. Under the terms contemplated by the APA, the Purchaser would acquire the Coosa Facility for a purchase price of $10.6 million. On November 6, 2025, the Coosa Facility sale was completed. See Note 15 – Subsequent Events for additional disclosure of the Coosa Facility sale.

NOTE 7. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and Goodwill consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment) (1)	Bed Licenses - Separable (2)	Lease Rights	Pharmacy Intangibles	Total Intangible Assets	Goodwill (2)
Balances, December 31, 2024
Gross	$14,276	$2,471	$176	$-	$16,923	$1,585
Accumulated amortization	(5,411)	—	(107)	—	(5,518)	—
Net carrying amount	$8,865	$2,471	$69	$-	$11,405	$1,585
Balances, September 30, 2025
Gross	14,276	2,471	176	2,010	18,933	1,585
Accumulated amortization	(5,677)	—	(120)	(10)	(5,807)	—
Net carrying amount	$8,599	$2,471	$56	$2,000	$13,126	$1,585
(1)
Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 4 – Property and Equipment).
(2)
The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

The following table summarizes amortization expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2025	2024	2025	2024
Bed licenses	$89	$97	$265	$304
Lease rights	4	4	13	13
Total amortization expense	$93	$101	$278	$317

Expected amortization expense for the years ending December 31, for all definite-lived intangibles, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights	Pharmacy Customer List	Pharmacy Medicare License
2025 (3 months remaining)	$86	$5	$12	$8
2026	353	18	46	30
2027	353	18	46	30
2028	353	15	46	30
2029	353	-	46	30
Thereafter	7,101	—	594	322
Total expected amortization expense	$8,599	$56	$790	$450

NOTE 8. LEASES

Facility and Office Lessee

As of September 30, 2025 and December 31, 2024, the Company leases one Skilled Nursing Facility ("SNF") in Covington, Ohio under a non-cancelable lease, which has rent escalation clauses and provisions for payments of real estate taxes, insurance, and maintenance costs. The remaining lease term for the Covington facility is approximately 3.6 years as of September 30, 2025. The Company subleases the Covington facility to a third party. The Pharmacy Segment business assets at the merger included $593,000 of Right of Use assets, consisting primarily of four non-cancellable property leases with expiration dates ranging from May 2026 to December 2030 and office equipment leases.

Effective July 1, 2023, the Company signed a sublease for 2,000 sq ft of office space in Atlanta, Georgia. The sublease expired on July 31, 2025. On July 30, 2025, the Company entered into a two year lease with the landlord which the lease commenced August 1, 2025 and will expire on July 31, 2027.

As of September 30, 2025, the Company is in compliance with all operating lease financial covenants.

Future Minimum Lease Payments

Future minimum lease payments for the twelve months ending December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2025 (3 months remaining)	$242	$(43)	198
2026	867	(145)	722
2027	825	(95)	730
2028	773	(44)	729
2029	317	(4)	313
Thereafter	83	(2)	81
Total	$3,107	$(333)	$2,773
(1)
Weighted average discount rate 7.98%

Facilities Lessor

As of September 30, 2025, the Company was the lessor of 7 of its 11 owned facilities, and the sublessor of one facility. These leases are triple net basis leases, meaning that the lessee (i.e., the third-party tenant of the property) is obligated for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments to the Company. The weighted average remaining lease term for our 12 owned and subleased out facilities is approximately 2.9 years.

Future Minimum Lease Receivables

Future minimum lease receivables for the twelve months ending December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000's)
2025 (3 months remaining)	$1,304
2026	5,249
2027	5,323
2028	5,137
2029	2,336
Thereafter	1,674
Total	$21,023

For further details regarding the Company's leased and subleased facilities to third-party operators, including a full summary of the Company's leases to third-parties and which comprise the future minimum lease receivables of the Company, see Note 7 - Leases and Leasing Transactions in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report.

NOTE 9. ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	September 30, 2025	December 31, 2024
Accrued employee benefits and payroll-related	$999	$582
Real estate and other taxes (1)	5,156	3,924
Self-insured reserve	(28)	-
Accrued interest	204	215
Insurance escrow	—	174
Pharmacy	645	-
Minimum pension liability	230	-
Deferred taxes	69	-
Other accrued expenses	733	519
Total accrued expenses	$8,008	$5,414
(1)
September 30, 2025 includes approximately $4.6 million of bed tax accruals for the Healthcare Services segment. December 31, 2024 includes approximately $3.5 million of bed tax accruals for the Healthcare Services segment.

NOTE 10. NOTES PAYABLE AND OTHER DEBT

See Note 8 – Notes Payable and Other Debt in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report for a detailed description of all the Company's debt facilities.

Notes payable and other debt consists of the following:

(Amounts in 000’s)	September 30, 2025	December 31, 2024
Senior debt—guaranteed by HUD	$27,499	$28,146
Senior debt—guaranteed by USDA (1)	6,697	6,988
Senior debt—guaranteed by SBA(2)	519	533
Senior debt—bonds	5,811	5,970
Senior debt—other mortgage indebtedness	7,450	7,728
Other debt	1,538	1,349
Subtotal	49,514	50,714
Deferred financing costs	(834)	(886)
Unamortized discount on bonds	(102)	(107)
Notes payable and other debt	$48,578	$49,721
(1)
U.S. Department of Agriculture ("USDA")
(2)
U.S. Small Business Administration ("SBA")

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		September 30, 2025	December 31, 2024
Senior debt - guaranteed by HUD (2)
The Pavilion Care Center	Newpoint Capital	12/01/2039	Fixed	3.97%	$736	$765
Hearth and Care of Greenfield	Newpoint Capital	8/01/2050	Fixed	3.97%	1,836	1,868
Woodland Manor	Newpoint Capital	11/01/2052	Fixed	3.97%	4,727	4,799
Glenvue	Newpoint Capital	10/01/2044	Fixed	3.75%	6,670	6,849
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	5,803	5,956
Georgetown	Newpoint Capital	10/01/2046	Fixed	2.98%	2,949	3,023
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	4,778	4,886
Total					$27,499	$28,146
Senior debt - guaranteed by USDA (3)
Mountain Trace	Community B&T	12/24/2036	Prime + 1.75%	9.75%	$3,267	$3,423
Southland	Cadence Bank, NA	07/27/2036	Prime + 1.50%	9.00%	3,430	3,565
Total					$6,697	$6,988
Senior debt - guaranteed by SBA
Southland(4)	Cadence Bank, NA	07/27/2036	Prime + 2.25%	9.75%	$519	$533
Total					$519	$533

(1)
Represents interest rates as of September 30, 2025 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which are approximately 0.13% per annum.
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
(4)
For one SNF, commonly known as Southland, the Company has a term loan with a financial institution, which is insured 75% by the SBA.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		September 30, 2025	December 31, 2024
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$5,811	$5,970
(1)
Represents cash interest rates as of September 30, 2025. The rates exclude amortization of deferred financing of approximately 0.1% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		September 30, 2025	December 31, 2024
Senior debt - other mortgage indebtedness
Meadowood (2)	Exchange Bank of Alabama	10/01/2026	Fixed	4.50%	$3,023	$3,153
Coosa (3)	Exchange Bank of Alabama	10/10/2026	Fixed	3.95%	4,922	5,005
Total					$7,945	$8,158

(1)
Represents cash interest rates as of September 30, 2025 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.34% per annum.
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

(Amounts in 000’s)
Lender	Maturity	Interest Rate		September 30, 2025	December 31, 2024
Other debt
First Insurance Funding (1)	Various 2025	Fixed	9.97%	$540	$311
Key Bank (2)	08/25/2025	Fixed	0.00%	495	495
Marlin Capital Solutions	06/1/2027	Fixed	5.00%	2	9
Cavalier Management	3/1/2025	Fixed	6.00%	6	104
Total				$1,043	$919
(1)
Annual Insurance financing primarily for the Company's directors and officers insurance and professional liability for the facilities where the company is the licensed operator.
(2)
On December 30, 2022, Key Bank and the Company extended the maturity date from August 25, 2023 to August 25, 2025.

Debt Covenant Compliance

As of September 30, 2025, the Company had 18 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements, whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

As of September 30, 2025, the Company was in compliance with the various financial and administrative covenants under all the Company's outstanding credit related instruments.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of September 30, 2025 for each of the next five years and thereafter.

For the Twelve Months Ended December 31,	(Amounts in 000’s)
2025 (3 months remaining)	$1,746
2025	9,076
2026	1,572
2027	1,667
2028	1,770
Thereafter	33,683
Subtotal	$49,514
Less: unamortized discounts	(102)
Less: deferred financing costs, net	(833)
Total notes and other debt	$48,578

NOTE 11. COMMON AND PREFERRED STOCK

On August 4, 2025, the Company reconvened its special meeting (the “Special Meeting”) of the holders of its common stock (the “Common Stock”), which Special Meeting was originally convened on July 29, 2025 and adjourned to August 4, 2025. The Special Meeting was called to consider the proposals set forth in the Company’s joint proxy statement/prospectus filed with the SEC on June 25, 2025 (as supplemented or amended, the “Joint Proxy Statement/Prospectus”) in connection with the proposed merger of SunLink, with and into the Company, with the Company surviving the merger as the surviving corporation.

Both of the required proposals in connection with the merger presented at the Special Meeting were approved by the requisite votes of the common stock shareholders of the Company as follows:

•
the proposal to approve the Amended and Restated Agreement and Plan of Merger, dated as of April 14, 2025, as amended, by and between the Company and SunLink and the transactions contemplated thereby, including the merger; and
•
the proposal to approve the issuance of shares of Common Stock and Series D Preferred Stock in connection with the merger.

On August 5, 2025, the Company filed Articles of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Georgia to establish its Series D 8% Cumulative Convertible Redeemable Participating Preferred Shares, no par value per share. Shares of ours Series D Preferred Stock formed part of the merger consideration to be issued in connection with the closing of the merger.

On August 14, 2025, the Company issued 1,592,438 shares of the Company's common stock and 1,405,609 shares of the Company's Series D preferred stock as the purchase price consideration for the merger.

See Note 3 - Business Combination for more information on the merger.

Common Stock

As of September 30, 2025, the Company had 55,000,000 shares of Common Stock authorized and 3,934,677 shares issued and 3,923,797 shares outstanding. There were no dividends declared or paid on the common stock during the three and nine months ended September 30, 2025 and 2024.

Preferred Stock

As of September 30, 2025, the Company had 5,000,000 shares of Preferred Stock authorized and 3,805,785 shares issued and outstanding.

Series A Preferred Stock

As of September 30, 2025, the Company had 559,263 shares of Series A Preferred Stock issued and outstanding. No dividends were declared or paid on the Series A Preferred Stock for the three and nine months ended September 30, 2025 and 2024.

Series B Preferred Stock

On January 29, 2025, the board of directors of the Company declared a dividend to the holders of its 12.5% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Stock”), on a pro rata basis in proportion to the number of shares of Series B Preferred Stock held by such holders of 250,000 shares of the Company’s common stock, rounded down to the nearest whole share of Common Stock. The dividend was paid on February 19, 2025 to holders of record of the Series B Preferred Stock as of the close of business on February 10, 2025 and 249,990 shares of the Company's common stock were issued. The Company is required to pay the dividend of Common Stock to such holders of Series B Preferred Stock pursuant to the terms of Regional’s Amended and Restated Articles of Incorporation, which governs the terms of the Series B Preferred Stock.

On September 17, 2025, the Company completed the repurchase of 366,359 shares of its Series B Preferred Stock through three privately negotiated transactions.

As of September 30, 2025, the Company had 1,885,913 shares of Series B Preferred Stock issued and outstanding. Except for the dividends declared on January 29, 2025, no other dividends were declared or paid on the Series B Preferred Stock for the three and nine months ended September 30, 2025 and 2024.

Series D Preferred Stock

Subject to the terms and conditions of the proposed The Company’s articles of amendment, beginning on July 1, 2027, holders of the Company’s Series D Preferred Stock receive, when, as, and if approved by the Company’s Board out of funds of the Company legally available for the payment of distributions and declared by the Company, cumulative preferential dividends at a rate per annum equal to the dividend rate (as defined below) of the liquidation preference (as defined below) of the Series D Preferred Stock in effect on the first calendar day of the applicable Dividend Period (as defined in the articles of amendment). The “dividend rate” shall mean (as a percentage of liquidation preference) 8% per annum, subject to adjustment as provided in the Company’s articles of amendment. The “liquidation preference” shall mean, with respect to the Company’s Series D preferred stock, $12.50 per share of the Company’s Series D preferred stock, subject to adjustment as provided in the Company’s articles of amendment.

Except as otherwise required by the proposed Company’s articles of amendment or law, the Company’s Series D Preferred Stock will not have voting rights. However, as long as any shares of the Company’s Series D Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of at least (A) two-thirds of the Company’s Series D Preferred Stock outstanding at the time, if there are more than 200,000 shares of the Company’s Series D Preferred Stock outstanding at the time, or (B) a majority of the Company’s Series D Preferred Stock outstanding at the time, if there are 200,000 or fewer shares of the Company’s Series D Preferred Stock outstanding at the time, (i) authorize or create, or increase the authorized or issued amount of, any class or series of Senior Shares (as defined in the Company’s articles of amendment) or reclassify any of the authorized stock of the Company into such shares, or create, authorize or issue any obligation or security convertible into or evidencing the right to purchase any such shares; or (ii) amend, alter or repeal the provisions of the Company’s articles of incorporation, whether by merger, consolidation or otherwise, so as to materially and adversely affect any right, preference, privilege or voting power of the Company’s Series D preferred stock.

The Company’s articles of amendment further provide that, so long as at least 200,000 shares of Company’s Series D Preferred Stock remain outstanding, the holders of Company’s Series D Preferred Stock voting as a separate class at a meeting of such shareholders duly called for that purpose shall be entitled to elect two members of the Company’s board of directors (each, a “Company’s Series D Preferred Stock director”); provided, however, that the initial Company’s Series D Preferred Stock directors shall be the two individuals designated by SunLink prior to the closing of the merger pursuant to the terms and conditions of the merger agreement (the “SunLink Designees”). As of the SunLink record date, SunLink has designated Dr. Steven J. Baileys and Gene E. Burleson as the SunLink Designees and each of them has agreed to serve as SunLink Designees.

The Company’s articles of amendment further provide that, so long as at least 200,000 shares of Company’s Series D Preferred Stock remain outstanding, the Company will not, without the affirmative vote of (i) a majority of the Company’s Board and (ii) both the Company’s Series D Preferred Stock directors, affect any of the following actions by the Company, whether by amendment, merger, consolidation, operation of law or otherwise: (i) enter into any transaction or agreement that would result in any sale, merger, recapitalization or liquidation event if the transaction would result in (A) the issuance or assumption of any Senior Shares or (B) the holders of Company’s Series D Preferred Stock receiving less than the greater of: (i) the liquidation preference (including accumulated accrued and unpaid dividends) and (ii) an amount equal to the product of (A) the average closing price of the Company’s common stock on (x) the National Securities Exchange (as defined in the Company’s articles of amendment) on which the Company’s common stock is then-listed and traded for the 60 trading days (as defined in the Company’s articles of amendment) immediately preceding the record date, or (y) the OTC on which the Company’s common stock is then-traded for 90 days immediately preceding the record date if the Company’s common stock is not then listed or traded on a National Securities Exchange by (B) the number of shares of the Company’s common stock into which the Company’s Series D Preferred Stock are then-convertible; or (ii) declare or pay any dividend on any class of equity securities of the Company other than the Company’s Series B Preferred Stock and Company’s Series D Preferred Stock unless all dividends applicable to both the Company’s Series B Preferred Stock and Company’s Series D Preferred Stock have been declared and paid to date.

The Company’s articles of amendment further provide that, so long as at least 200,000 shares of Company’s Series D Preferred Stock remain outstanding, no new Senior Shares or new Parity Shares (as defined in the Company’s articles of amendment) shall be issued and, other than the Company’s Series B Preferred Stock and the Company’s Series A Preferred Stock, be permitted to be outstanding. The Company’s articles of amendment further provide that, so long as at least 200,000 shares of Company’s Series D Preferred Stock remain outstanding, the Company’s Series A Preferred Stock shall not be amended, and

Company shall not otherwise take action, to provide for (i) the accrual or payment of dividends on the Company’s Series A Preferred Stock, (ii) an increase of the liquidation preference of the Company’s Series A Preferred Stock, (iii) a right of conversion of the Company’s Series A Preferred Stock into the Company’s common stock or (iv) the exchange by the Company of the Company’s Series A Preferred Stock for the Company’s common stock. The Company’s articles of amendment further provide that, so long as at least 200,000 shares of Company’s Series D Preferred Stock remain outstanding, no Junior Shares (as defined in the Company’s articles of amendment) shall be issued or permitted to be outstanding by the Company which are convertible into the Company’s common stock with an effective (x) conversion price less than $20.00 per share of the Company’s common stock or (y) any conversion ratio more favorable to such Junior Shares than the substantial equivalent of the then-applicable conversion ratio (as defined below) for the Company’s Series D preferred stock. The Company’s Series D Preferred Stock is redeemable at the option of the Company, upon a change of control (as defined in the Company’s articles of amendment) and mandatorily on or before December 31, 2029, in each case subject to the terms and conditions of the Company’s articles of amendment.

The Company’s Series D Preferred Stock is convertible into shares of the Company’s common stock at the conversion ratio at the option of a holder of Company’s Series D Preferred Stock and mandatorily upon the following events: (i) there shall be 200,000 or fewer shares of Company’s Series B Preferred Stock outstanding; and (ii) the average closing price of the Company’s common stock on a National Securities Exchange is at least $20.00, as adjusted pursuant to the Company’s articles of amendment, over any 30 trading days following the date on which there are 200,000 or fewer shares of Company’s Series B Preferred Stock outstanding. The “conversion ratio” means 1.1330 shares of the Company’s common stock for every three shares of Company’s Series D preferred stock, subject to adjustment as provided in the Company’s articles of amendment. The Company’s Series D Preferred Stock shall not be entitled to the benefits of any retirement or sinking fund. The Company’s Series D Preferred Stock shall rank junior to the Company’s Series B Preferred Stock and on parity with the Company’s Series A Preferred Stock.

If a National Market Listing (as defined in the Company’s articles of amendment) of the Company’s common stock is not achieved by the Company on or before the last day of: (i) the sixth whole calendar month immediately after the merger (the “First Milestone Date”), or (ii) the twelfth whole calendar month immediately after the merger (the “Second Milestone Date”), or (iii) the eighteenth whole calendar month immediately after the merger (the “Third Milestone Date”) or (iv) the twenty-fourth whole calendar month immediately after the merger (the “Fourth Milestone Date”), then on the First Milestone Date the conversion ratio shall automatically be reduced, and on each succeeding Milestone Date automatically further reduced, by one-half of a share of Company’s Series D Preferred Stock in the number of shares of Company’s Series D Preferred Stock required for conversion into a share of the Company’s common stock. Each such reduction on any such Milestone Date once occurring shall not lapse or be subject to any correction event (as defined in the Company’s articles of amendment). “Milestone Date” shall mean, as applicable, the First Milestone Date, the Second Milestone Date, the Third Milestone Date or the Fourth Milestone Date.

For a further summary description of the material terms of the Company’s Series D preferred stock, see “Description of Company’s Series D preferred stock.” in the Registration Statement, Amendment No. 3 filed on Form S-4/A with the SEC on June 24, 2025.

As of September 30, 2025, the Company had 1,405,609 shares of Series D Preferred Stock issued and outstanding. No dividends were declared or paid on the Series D Preferred Stock for the three and nine months ended September 30, 2025.

NOTE 12. STOCK BASED COMPENSATION

Stock Incentive Plans

As of September 30, 2025, the number of securities remaining available for future issuance under the Company's 2023 Omnibus Incentive Plan ("2023 Equity Plan") was 76,000.

For the three and nine months ended September 30, 2025 and 2024, the Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2025	2024	2025	2024
Employee compensation:
Stock compensation expense	$124	$19	$171	$85
Total employee stock-based compensation expense	$124	$19	$171	$85

As of September 30, 2025, the remaining stock-based compensation expense that is expected to be recognized in future periods is approximately $0.4 million.

Restricted Stock

The following table summarizes the Company's restricted stock activity for the nine months ended September 30, 2025:

	Number of Shares (000's)	Weighted Avg. Grant Date (per Share) Fair Value
Unvested, December 31, 2024	86	$2.61
Granted	165	$2.30
Vested	(66)	$2.43
Unvested, September 30, 2025	185	$2.40

On June 20, 2025, a Restricted Stock Award ("RSA") with respect to 65,000 shares of common stock was granted under the 2023 Equity Plan, which will vest in two equal annual installments on June 20, 2026 and June 20, 2027.

On August 14, 2025, a RSA with respect to 100,000 shares of common stock was granted as an inducement grant ("inducement grant") to a new officer of the Company. As such, the inducement grant was issued outside the Company's 2023 Equity Plan. Under the terms of the inducement grant award, the RSA will vest in three substantially equal installments on August 14, 2025, August 14, 2026 and August 14, 2027.

The unvested shares at September 30, 2025 will vest over the next 1.7 years with $365 thousand in compensation expense recognized over this period.

Common Stock Options

The following summarizes the Company's employee and non-employee stock option activity for the nine months ended September 30, 2025:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2024	48	$2.68	8.5	$—
Exercised	(48)	$2.68
Outstanding, September 30, 2025	—	$—	—	$—

No stock options were granted for the nine months ended September 30, 2025. All vested stock options were exercised during the nine months ended September 30, 2025; thus, there are no outstanding stock options as of September 30, 2025.

Common Stock Warrants

The following summarizes the Company's employee and non-employee common stock warrant nine months ended September 30, 2025:

	Outstanding and Exercisable
	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2024	15	$51.00	0.2
Expired	(15)	$51.00
Outstanding, September 30, 2025	—	$—	—

No warrants were granted during the nine months ended September 30, 2025. All vested warrants expired during the nine months ended September 30, 2025; thus, there are no outstanding common stock warrants as of September 30, 2025.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of September 30, 2025, all of the Company's facilities operated by Regional or leased and subleased to third-party operators are certified by CMS and are operational. See Note 8 - Leases.

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

Professional and General Liability Claims

As of September 30, 2025, the Company is a defendant in one professional and general liability action related directly to patient care that our current or prior tenants provided to their patients.

As of September 30, 2025, the Company is a defendant in one professional and general liability action commenced on behalf of one of our former patients who received care at one of our facilities. The plaintiff in this action alleges negligence due to failure to provide adequate and competent staff resulting in injuries, pain and suffering, mental anguish and malnutrition and seeks unspecified actual and compensatory damages, and unspecified punitive damages. This action is covered by insurance, except that any punitive damages awarded would be excluded from coverage.

See Note 15 – Subsequent Events for more information on litigation proceedings.

NOTE 14. SEGMENT RESULTS

The chief operating decision maker (“CODM”) is the President and Chief Executive Officer. The Company represents three reportable segments, based on how its CODM evaluates the business and allocates resources. The CODM assesses performance for the Company and decides how to allocate resources based on each segments Income (Loss) From Operations ("Operating Income"). The CODM uses Operating Income to evaluate the performance of each segment in deciding whether to reinvest profits into the segment. The CODM evaluates performance based on Operating Income, as noted in the table below. The Company reports segment information based on the "significant expense principle” defined in ASC 280, Segment Reporting along with other segment items, which is the difference between segment revenue and less segment expenses disclosed under the significant expense principle for each reported measure of segment profit or loss.

The Company has three primary reporting segments: (i) Real Estate Services, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants,(ii) Healthcare Services, which consists of the operation of the Glenvue, Meadowood, Georgetown, Sumter, Southland, and Mountain Trace facilities and (iii) (iii) Pharmacy Service Segment, which consists of four operational areas, retail pharmacy products and services, institutional pharmacy services, which consists of specialty and non-specialty pharmaceutical and products to institutional clients or to patients in institutional settings, non-institutional pharmacy services consisting of the provision specialty and non-specialty pharmacy and biological products to clients or patients in non-institutional settings including private residential homes and durable medical equipment, consisting primarily of the sale and rental products for institutional clients or to patients and institutional settings and patient-administered home care .

The table below presents the results of operations for our reporting segments for the periods presented.

	Three Months Ended September 30,					Three Months Ended September 30,					Nine Months Ended September 30,					Nine Months Ended September 30,
	2025	2025	2025	2025		2024	2024	2024	2024		2,025	2,025	2,025	2025		2024	2024	2024	2024
(Amounts in 000’s)	Real Estate Services	Healthcare Services	Pharmacy Services	Total		Real Estate Services	Healthcare Services	Pharmacy Services	Total		Real Estate Services	Healthcare Services	Pharmacy Services	Total		Real Estate Services	Healthcare Services	Pharmacy Services	Total
Revenues:
Patient care revenues	$—	$9,831	$—	$9,831		$—	$2,585	$—	$2,585		-	24,247	-	$24,247		$—	$7,418	$—	$7,418
Rental revenues	1,303	—	—	1,303		1,640	—	—	1,640		4,134	-	-	4,134		5,257	—	—	5,257
Pharmacy revenues	—	—	4,004	4,004		—	—	—	—		-	-	4,004	4,004		—	—	—	—
Total revenues	1,303	9,831	4,004	15,138		1,640	2,585	—	4,225		4,134	24,247	4,004	32,385		5,257	7,418	—	12,675

Costs and Expenses:
Cost of goods sold	—	—	2,470	2,470		—	—	—	—		-	-	2,470	2,470		—	—	—	—
Patient care expense	—	8,168	471	8,639		—	2,179	—	2,179		-	19,753	471	20,224		—	6,462	—	6,462
Facility rent expense	149	6	42	197		149	—	—	149		440	69	43	552		446	—	—	446
Depreciation and amortization	322	85	140	547		340	134	—	474		967	244	140	1,351		1,110	389	—	1,499
General and administrative expense	1,094	1,674	945	3,713		897	327	—	1,224		2,844	4,586	945	8,375		3,034	1,051	—	4,085
Loss on lease termination	—	—	—	—		—	—	—	—		303	-	-	303		—	—	—	—
Credit loss expense	—	166	—	166		466	33	—	499		199	437	-	636		466	98	—	563
Gain on operations transfer	—	—	—	—		—	—	—	—		-	(106)	-	(106)		—	—	—	—
Total costs and expenses	1,565	10,099	4,068	15,732	—	1,852	2,673	—	4,525	—	4,753	24,983	4,069	33,805	—	5,056	8,000	—	13,055

Income (loss) from operations	(262)	(268)	(64)	(594)	—	(212)	(88)	—	(300)	—	(619)	(736)	(65)	(1,420)	—	201	(582)	—	(380)
Other (income) expense:
Interest expense, net	650	103	(2)	751		571	106	—	677		1,709	312	(2)	2,019		1,708	313	—	2,021
Loss on disposal of assets	—	(5,311)	—	(5,311)		—	—	—	—		-	(5,311)	-	(5,311)		1,708	313	—	—
Other expense (income), net	584	—	—	584		2	3	—	5		1,201	-	-	1,201		65	184	—	249
Total other expense (income), net	1,234	(5,208)	(2)	(3,976)		574	109	—	682		2,910	(4,999)	(2)	(2,091)		3,481	810	—	2,270
Net loss	$(1,496)	$4,940	$(62)	$3,382		$(786)	$(197)	$—	$(982)		(3,529)	4,263	(63)	$671		$(3,280)	$(1,392)	$—	$(2,650)

The CODM does not regularly review total assets for our reportable segments as total assets are not used to assess performance or allocate resources.

NOTE 15. SUBSEQUENT EVENTS

On November 6, 2025, the Company's wholly-owned subsidiary Coosa Nursing ADK, LLC sold its Coosa Valley Health and Rehab (“the Coosa Valley facility”) to an unaffiliated company for cash of $10.6 million. A gain on the sale of the property of approximately $3.7 million is expected to be reported in Regional’s results for the quarter ended December 31, 2025. Debt of approximately $4.9 million was repaid at closing. Cash of approximately $4.7 million was received at closing, after payments of $0.6 million of transaction expenses and $ $0.4 million deposited to escrow accounts for future tax payment related to the sold assets. The cash received at closing will be used by Regional for general corporate and other purposes.

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

Overview

Regional Health Properties, Inc., a Georgia corporation, operates businesses in Real Estate, Healthcare Services and Pharmacy Services. Our Real Estate segment consists of real estate investments in skilled nursing and senior housing facilities. We fund our real estate investments primarily through: (1) operational cash flow, (2) mortgages, and (3) sale of equity securities. Our Healthcare Services segment is comprised of entities set up to operate our facilities. Our Pharmacy Services segment consists of four operational areas, retail pharmacy products and services, institutional pharmacy services, which consists of specialty and non-specialty pharmaceutical and products to institutional clients or to patients in institutional settings, non-institutional pharmacy services consisting of the provision specialty and non-specialty pharmacy and biological products to clients or patients in non-institutional settings including private residential homes and durable medical equipment, consisting primarily of the sale and rental products for institutional clients or to patients and institutional settings and patient-administered home care. While the Company is a self-managed real estate investment company, the Company, when business conditions require, may undertake initiatives to take back facilities in order operate the facilities ourselves or using a third manager.

Real Estate Portfolio

As of September 30, 2025, we had investments of approximately $67.9 million in eleven health care real estate properties and one leased property. We currently own eleven properties, consisting of nine skilled nursing facilities and two multi-service facilities (of which one multi-service campus contains two co-located properties). Seven facilities are pursuant to triple-net leases and six facilities are managed by two external managers. The Company has one leased facility that is subleased pursuant to a triple-net lease.

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

Portfolio

The following table provides summary information regarding the number of facilities and related licensed beds/units as of September 30, 2025:

Location	Skilled Nursing Facilities	Multi Service Properties	Total Properties
Alabama (1)	1	1	2
Georgia	3	-	3
North Carolina	1	-	1
Ohio (2)	2	1	3
South Carolina	2	-	2
	9	2	11

Location	Skilled Nursing Beds/Units	Multi Service Beds/Units	Total Beds/Units
Alabama (1)	124	90	214
Georgia	395	-	395
North Carolina	106	-	106
Ohio (2)	100	180	280
South Carolina	180	-	180
	905	270	1,175

Location	Skilled Nursing Investment	Multi Service Investment	Total Investment
Alabama (1)	$9,613,199	$5,224,561	$14,837,760
Georgia	21,269,575	-	21,269,575
North Carolina	7,224,953	-	7,224,953
Ohio (2)	4,059,240	10,714,214	14,773,454
South Carolina	9,830,884	-	9,830,884
	$51,997,850	$15,938,776	$67,936,626

(1) Meadowood Retirement Village offers assisted living, memory care, and independent living and is therefore considered a multi-service campus.
(2) Eaglewood Village offers assisted living and Eaglewood Care Center offers skilled nursing. Both properties are co-located and are therefore considered a multi-service campus.

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator affiliation as of September 30, 2025:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management	2	233
Aspire Regional Partners	3	280
Subtotal	5	513
Manager Affiliation	Number of Facilities	Beds / Units
Cavalier Senior Living	1	90
CJM Advisors	5	572
Subtotal	6	662
Total	11	1,175

(1)
Represents the number of facilities leased or subleased to separate tenants, of which each tenant is an affiliate of the entity named in the table above.

For a more detailed discussion of the above information, see Note 7 - Leases to the consolidated financial statements included in Part I, Item 1 herein. Additionally, see "Portfolio of Healthcare Investments" included in Part I, Item 1 "Business" in the Annual Report.

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

Operating Metric (1)	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025
Occupancy (%)	68.1%	67.7%	67.1%	67.3%

(1)
Meadowood's current and historical calculations have been changed from 161 licensed beds to 90 beds. This change reflects the actual total beds available by the business.

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown as of December 31,:

		Licensed Beds		Annual Lease Revenue (2)
	Number of Facilities	Count	Percent (%)	Amount ($) '000's (1)	Percent (%)
2025	1	124	19.4%	1,071	22.1%
2026	0	-	0.0%	-	0.0%
2027	0	-	0.0%	-	0.0%
2028	5	405	63.5%	2,761	57.1%
2029	0	-	0.0%	-	0.0%
2030	1	109	17.1%	1,006	20.8%
2031	0	-	0.0%	-	0.0%
Thereafter	0	-	0.0%	-	0.0%
Total	7	638	100.0%	4,838	100.0%
(1)
Straight-line rent.
(2)
See Note 6 - Leases to the consolidated financial statements included in Part I, Item 1 herein for a discussion of lease terminations.

Pharmacy Services

The pharmacy business is composed of four operational areas conducted in three locations in southwest Louisiana:

Retail pharmacy products and services, consisting of retail pharmacy sales.

Institutional pharmacy services consisting of the provision of specialty and non-specialty pharmaceutical and biological products to institutional clients or to patients in institutional settings, such as extended care and rehabilitation centers, nursing homes, assisted living facilities, behavioral and specialty hospitals, hospice, and correctional facilities.

Non-institutional pharmacy services consisting of the provision of specialty and non-specialty pharmaceutical and biological products to clients or patients in non-institutional settings including private residential homes.

Durable medical equipment products and services (“DME”), consisting primarily of the sale and rental of products for institutional clients or to patients in institutional settings and patient-administered home care.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Percent Change	2025	2024	Percent Change
Revenues:
Patient care revenues	$9,831	$2,585	280.3%	$24,247	$7,418	226.9%
Rental revenues	1,303	1,640	(20.5)%	4,134	5,257	(21.4)%
Pharmacy revenues	4,004	—	n/m	4,004	—	n/m
Total revenues	15,138	4,225	258.3%	32,385	12,675	155.5%

Costs and expenses
Cost of goods sold	2,470	—	n/m	2,470	—	n/m
Patient care expense	8,639	2,179	296.5%	20,224	6,462	213.0%
Facility rent expense	197	149	32.2%	552	446	23.8%
Depreciation and amortization	547	474	15.4%	1,351	1,499	(9.9)%
General and administrative expense	3,713	1,224	203.3%	8,375	4,085	105.0%
Loss on lease termination	—	—	n/m	303	—	n/m
Credit loss expense	166	499	(66.7)%	636	563	13.0%
Gain on operations transfer	—	—	n/m	(106)	—	n/m
Total costs and expenses	15,732	4,525	247.7%	33,805	13,055	158.9%
Loss from operations	(594)	(300)	98.0%	(1,420)	(380)	273.7%
Other (income) expense:
Interest expense, net	751	677	10.9%	2,019	2,021	n/m
Gain on bargain purchase	(5,311)	—	n/m	(5,311)	—	n/m
Other expense, net	584	5	11580.0%	1,201	249	382.3%
Total other expense, net	(3,976)	682	(683.0)%	(2,091)	2,270	(192.1)%
Net Income (Loss)	$3,382	$(982)	(444.4)%	$671	$(2,650)	(125.3)%

Three Months Ended September 30, 2025 and 2024

Patient care revenues—Patient care revenues for the Healthcare Services segment, as a result of the Company operating the Georgetown, Glenvue, Meadowood, Mountain Trace, Southland, and Sumter facilities, were $9.8 million for the three months ended September 30, 2025, compared to $2.6 million for the same period in 2024. The 280.3% increase is primarily due to the Company taking over the operations of four previously leased facilities since October 1, 2024.

Rental revenues—Rental revenue for our Real Estate Services segment decreased by approximately $0.3 million to $1.3 million for the three months ended September 30, 2025, compared with $1.6 million for the same period in 2024. The decrease in rental revenue this year results from the reduction of the four leased facilities that the Company now operates.

Pharmacy revenues —Pharmacy revenues of $4.0 million for the three months ended September 30, 2025 is the revenue generated during the post SunLink merger period.

Costs of goods sold — Costs of goods sold is the cost of Pharmacy products sold or rented during the post SunLink merger period.

Patient care expense—Patient care expense increased to $8.6 million for the three months ended September 30, 2025 compared to $2.2 million for the three months ended September 30, 2024. The increase results from the increase in the number of facilities operated by the Company this year.

Facility rent expense—Facility rent remained consisted totaling $0.2 million for the three months ended September 30, 2025 and 2024.

Depreciation and amortization—Depreciation and amortization remained consistent totaling $0.5 million for the three months ended September 30, 2025 and 2024.

General and administrative expenses—General and administrative expenses were $3.7 million for the three months ended September 30, 2025 compared with $1.2 million for the same period in 2024. The increased expense this year resulted from the increased cost of the four facilities being operated this year that were rented last year.

	Three Months Ended September 30,
(Amounts in 000’s)	2025	2024	Percent Change
General and administrative expenses:
Real Estate Services	$1,094	$897	22.0%
Healthcare Services	1,674	327	411.9%
Pharmacy Services	945	—	n/m
Total	$3,713	$1,224	203.3%

Credit loss expense—Credit loss expense was $0.2 million for the three months ended September 30, 2025 compared to $0.5 million for the same period in 2024. Credit loss expense represents reserves taken against patient accounts receivable at the Glenvue facility, reserves taken against rental accounts receivable at the Southland facility and a write off of approximately $0.4 million of notes receivable at Lumber City.

Other expense—Other expense of $0.6 million for the three months ending September 30, 2025 was legal and other expenses incurred for the SunLink merger.

Gain on bargain purchase - The gain on bargain purchase of $5.3 million for the three months ended September 30, 2025 resulted from the SunLink merger completed on August 14, 2025.

Nine Months Ended September 30, 2025 and 2024

Patient care revenues—Patient care revenues for the Healthcare Services segment, as a result of the Company operating the Georgetown, Glenvue, Meadowood, Mountain Trace, Southland, and Sumter facilities, totaled $24.2 million for the nine months ended September 30, 2025, compared to $7.4 million for the same period in 2024. The increase is due to the increased number of facilities operated in the current year nine months.

Rental revenues—Rental revenue for our Real Estate Services segment decreased by approximately $1.2 million to $4.1 million for the nine months ended September 30, 2025, compared with $5.3 million for the same period in 2024. The (21.4)% decrease is primarily due to the reduction in rental facilities resulting from the transition to operating facilities this year.

Pharmacy revenues —Pharmacy revenues of $4.0 million for the nine months ended September 30, 2025 is the revenue generated during the post SunLink merger period.

Costs of goods sold — Costs of goods sold is the cost of Pharmacy products sold or rented during the post SunLink merger period.

Patient care expense—Patient care expense was $20.2 million for the nine months ended September 30, 2025 compared to $6.5 million for the nine months ended September 30. 2024. The increase this year resulted from the increased number of facilities operated this year

Facility rent expense—Facility rent expense increased to $0.6 million for the nine months ended September 30, 2025 compared to $0.4 million for the nine months ended September 30, 2024.

Depreciation and amortization—Depreciation and amortization was $1.4 million for the nine months ended September 30, 2025, compared to $1.5 million for the same period in 2024.

General and administrative expenses—General and administrative expenses were $8.4 million for the nine months ended September 30, 2025, compared with $4.1 million for the same period in 2024. The increased expense this year resulted from the increased cost of the four facilities being operated this year that were rented last year.

	Nine Months Ended September 30,
(Amounts in 000’s)	2025	2024	Percent Change
General and administrative expenses:
Real Estate Services	$2,844	$3,034	(6.3)%
Healthcare Services	4,586	1,051	336.3%
Pharmacy Services	945	—	n/m
Total	$8,375	$4,085	105.0%

Credit loss expense—Credit loss expense was $0.6 million for nine months ended September 30, 2025, compared to $0.6 million for the same period in 2024. Credit loss expense represents reserves taken against patient accounts receivable at the Glenvue facility, reserves taken against rental accounts receivable at the Southland facility and a write off of approximately $0.4 million of notes receivable at Lumber City.

Other expense, net—Other expense, net was 1.2 million for nine months ended September 30, 2025, compared to $0.2 million for the same period in 2024. The expenses were predominantly legal and other expenses incurred for the SunLink merger.

Gain on bargain purchase - The gain on bargain purchase of $5.3 million for the nine months ended September 30, 2025 resulted from the SunLink merger completed on August 14, 2025.

NON-GAAP Financial Measures

The following table summarizes the Company's non-GAAP financial measure of results based on EBITDA for the three and nine months ended September 30, 2025 and 2024. EBITDA attributable to the Company's financial measure represents net income (loss) before interest expense (including amortization of deferred financing costs), amortization of stock-based compensation, and depreciation and amortization. Adjusted EBITDA represents EBITDA further adjusted to eliminate the impact of certain items that the Company does not consider indicative of core operating performance, such as recovery of previously reversed rent, lease termination revenue, property operating expenses, gains or losses from dispositions of real estate, real estate impairment charges, provision for loan losses, non-routine transaction costs, loss on extinguishment of debt, unrealized loss on other real estate related investments and provision for credit losses and lease restructuring, as applicable.

REGIONAL HEALTH PROPERTIES, INC.
RECONCILIATION OF NET LOSS TO NON-GAAP FINANCIAL MEASURES
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income (loss)	$3,382	$(982)	$671	$(2,650)
Depreciation and amortization	547	474	1,351	1,499
Interest expense, net	751	677	2,019	2,021
Amortization of employee stock compensation	124	19	171	85
EBITDA	4,804	188	4,212	955
Credit loss expense	166	499	636	563
Other expense (income), net	584	5	1,201	249
Gain (loss) from write-off of liabilities and other credit balances from discontinued operations	-	3	-	180
Gain from bargain purchase	(5,311)	-	(5,311)	-
Expenses related to preferred stock recapitalization	-	-	-	-
Other one-time costs	170	179	366	319
Project costs	-	20	-	85
Tail insurance on legacy facilities	-	55	74	262
One-time income adjustment - quality incentive program (1)	-	49	(196)	(49)
Adjusted EBITDA from operations	$413	$998	$982	$2,564
(1) Amounts represent adjustments needed for historical and estimated future amounts along with reconciling for timing differences.

Liquidity and Capital Resources

Overview

The Company intends to pursue measures to grow its operations, streamline its cost infrastructure and otherwise increase liquidity, including: (i) refinancing or repaying debt to reduce interest costs and mandatory principal repayments, with such repayment to be funded through potentially expanding borrowing arrangements with certain lenders; (ii) increasing future lease revenue through acquisitions and investments in existing properties; (iii) modifying the terms of existing leases; (iv) replacing certain tenants who default on their lease payment terms;(v) reducing other and general and administrative expenses and (vi) integrating the SunLink businesses to reduce duplicative expenses.

On July 30, 2025, the Company, Coosa, and the Purchaser entered into a binding asset purchase agreement, or APA, whereby Coosa would sell the Coosa Facility to the Purchaser, subject to a 45-day due diligence window in favor of the Purchaser. Under the terms contemplated by the APA, the Purchaser would acquire the Coosa Facility for a purchase price of $10.6 million. The sale of the Coosa Facility was completed on November 6, 2025.For further information see Note 6 - Assets Held for Sale and Note 15 - Subsequent Events to the consolidated financial statements included in Part I, Item 1 herein.

Effective August 14, 2025, the Company closed on the merger with SunLink; whereas, SunLink merged with and into the Company, and the Company continuing as the surviving corporation. The Company issued 1,592,438 shares of the Company's common stock and 1,405,609 shares of the Company's Series D preferred stock as the purchase price consideration for the merger. Unrestricted cash acquired from SunLink was $6.0 million. For further information see Note 3 - Business Combination.to the consolidated financial statements included in Part I, Item 1 herein.

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

During the nine months ended September 30, 2025, the Company's net cash used by operating activities was $1.0 million primarily due to fluctuations in working capital. Management anticipates collecting a portion of the past due rent after the filing date and is currently negotiating various methods to collect the remaining unpaid rent.

As of September 30, 2025, the Company had $1.0 million in unrestricted cash and $7.7 million of net accounts receivable, mainly consisting of patient and rent receivables. Net accounts receivable consist of gross accounts receivable of $8.6 million offset by a recorded estimated allowance of $0.9 million

As of September 30, 2025, the Company had $48.6 million in indebtedness, net of $0.9 million deferred financing costs and unamortized discounts. The Company anticipates net principal repayments of approximately $3.0 million during the next twelve-month period, approximately $2.2 million of routine debt service amortization, $0.6 million of insurance financing amortization, and $0.2 million payment of bond debt.

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, cash flows from investing and debt refinancing during the twelve months following the date of this filing.

Debt Covenant Compliance

As of September 30, 2025, the Company was in compliance with the various financial and administrative covenants under the Company's outstanding credit related instruments.

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

For additional information regarding the Company's liquidity, see Note 2 – Liquidity and Note 10 – Notes Payable and Other Debt, to the consolidated financial statements included in Part I, Item 1 herein.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
(Amounts in 000’s)	2025	2024
Net cash (used in) provided by operating activities	$(994)	$990
Net cash (used in) provided by investing activities	5,332	(430)
Net cash (used in) financing activities	(3,818)	(1,242)
Net change in cash and restricted cash	520	(682)
Cash and restricted cash at beginning of period	3,472	4,184
Cash and restricted cash, ending	$3,992	$3,502

Nine Months Ended September 30, 2025

Net cash used in operating activities—was approximately $1.0 million. The negative cash flow from operating activities was mainly due to the timing of working capital accounts.

Net cash provided by investing activities—was approximately $5.3 million. This includes $6.0 million of cash acquired in the SunLink merger.

Net cash used in financing activities—was approximately $3.8 million. Cash of $2.7 million was used to repurchase Series B Preferred shares and make routine payments totaling 1.3 million for our senior debt obligations.

Nine Months Ended September 30, 2024

Net cash provided by operating activities—was approximately $1.0 million. The positive cash flow from operating activities was mainly due to the timing of working capital accounts.

Net cash used in investing activities—was approximately $0.4 million. This capital expenditure was primarily for leasehold improvements.

Net cash used in financing activities—was approximately $1.2 million. The cash was used to make routine payments totaling 1.0 million for our senior debt obligations, and $0.2 million for other debt.

Subsequent Events

On November 6, 2025, the Company's wholly=owned subsidiary Coosa Nursing ADK LLC sold its Coosa Valley Health and Rehab (“the Coosa facility”) to an unaffiliated company for cash of $10.6 million. A gain on the sale of the property of approximately $3.7 million is expected to be reported in Regional’s results for the quarter ended December 31, 2025. Debt of approximately $4.9 million was repaid at closing. Cash of approximately $4.7 million was received at closing, after payments of $0.6 million of transaction expenses and $ $0.4 million deposited to escrow accounts for future tax payment related to the sold assets. The cash received at closing will be used by Regional for general corporate and other purposes.

Off-Balance Sheet Arrangements

Guarantee

The Company subleased five facilities located in Ohio to the Aspire Sublessees, formerly affiliated with MSTC Development Inc., pursuant to the Aspire Subleases, whereby the Aspire Sublessees took possession of, and commenced operating, the Aspire Facilities as subtenant. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at September 30, 2025. For further information see Note 6 – Leases, to the consolidated financial statements included in Part I, Item 1 herein and also and Note 6 – Leases included in Part II, Item 8 of the Annual Report.

Effective on August 14, 2025, the Company assumed by operation of law all of the prior debts, liabilities, obligations and duties of SunLink, and such debts, liabilities, obligations and duties may be enforced against the Company to the same extent as if the Company had itself incurred or contracted all such debts, liabilities, obligations and duties. For further information see Note 3 - Business Combination to the consolidated financial statements included in Part I, Item 1 herein.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Part II. Other Information

Item 1. Legal Proceedings.

The Company is a defendant in various legal actions and administrative proceedings arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to patients. Although the Company settles cases from time to time when settlement can be achieved on a reasonable basis, the Company vigorously defends any matter in which it believes the claims lack merit and the Company has a reasonable chance to prevail at trial or in arbitration. Litigation is inherently unpredictable. There is no assurance that the outcomes of these matters will not have a material adverse effect on the Company's financial condition. Although arising in the ordinary course of the Company's business, certain of these matters are described in Note 13 - Commitments and Contingencies.

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

The merger with SunLink added the Pharmacy Services segment and risk factors related to the Pharmacy Services segment is stated as follows:

Risks Relating to our Pharmacy Operations

The operations of our Pharmacy business may be adversely affected by changes in government reimbursement regulations and payment levels.

The operations of our Pharmacy business has historically derived approximately 65% respectively, of its net revenues from government payors, principally Medicare and Medicaid.

There is no assurance that the reimbursement methodology used by Medicare will not be extended to the provision of all specialty pharmaceuticals or to the specialty pharmaceuticals most often sold by the Pharmacy operations or that the Pharmacy operations will continue to be able to operate our Pharmacy Services segment profitably at either existing or at lower reimbursement rates. Likewise, we cannot assure you that the Part B CAP program will not be extended to rural or exurban areas in general or to the areas in which the Pharmacy segment operates, or may seek to operate, in particular or the Pharmacy business would be able to meet the qualifications to become a Part B CAP vendor either now or at any time in the future.
The operations of our Pharmacy business could be harmed by further changes in government purchasing methodologies and reimbursement rates for Medicare or Medicaid.

In addition to the impact of Medicare Prescription Drug Improvement and Modernization Act (“MMA”), in order to deal with budget shortfalls, some states are attempting to create state administered prescription drug discount plans, to limit the number of prescriptions per person that are covered, to raise Medicaid co-pays and deductibles, and are proposing more restrictive formularies and reductions in pharmacy reimbursement rates. Any reductions in amounts reimbursable by other government programs for pharmacy services or changes in regulations governing such reimbursements could materially and adversely affect our Pharmacy business, financial condition, and results of operations.

Louisiana, where our Pharmacy business operates, has implemented a managed Medicaid program which is administered by outside contractors. These managed Medicaid programs are designed to reduce the State’s administrative costs and the cost of the products and services provided to beneficiaries.

The Durable Medical Equipment(“DME”) service line of the Pharmacy business may be adversely affected by further changes in government reimbursement regulations and payment levels, especially if the DME service line becomes subject to additional competitive bidding procedures.

The Pharmacy business is currently subject to the expanded provisions of the Medicare competitive bidding program which have had a negative impact on the prices we receive for DME. The current provisions could be expanded or changed in the future. Any additional changes in government reimbursement or payment amounts could have a further adverse effect on our consolidated results of operations.

The operations of our Pharmacy business depend on a continuous supply of key products. Any shortages of key products could adversely affect the business of the Pharmacy operations.Many of the products distributed by the operations of our Pharmacy business are manufactured with ingredients that are susceptible to supply shortages. In addition, the manufacturers of these products may not have adequate manufacturing capability to meet rising demand. If any products distributed by the Pharmacy business are in short supply for extended periods of time, this could result in a material adverse effect on our business and results of operations.

The operations of our Pharmacy business are highly dependent on our relationship with and the stability of one key supplier, and the loss of such key supplier could adversely affect the business of the Pharmacy business.Any termination of, or adverse change in, our relationships with our key supplier, or the loss of supply of one of our key products for any other reason, could have a material adverse effect on the business of the Pharmacy operations and our consolidated results of operations. The largest supplier for the Pharmacy business has historically accounted for approximately 75% of the segment’s cost of goods sold In addition, the Pharmacy business has few long-term contracts with its suppliers. Arrangements with most of its suppliers may be canceled by either party, without cause and on minimal notice; and many of these arrangements are not governed by written agreements.

The loss of one or more of larger institutional pharmacy customers could hurt our business by reducing the revenues and profitability of the operations of our Pharmacy business.As is customary in the institutional pharmacy industry, the institutional pharmacy service line of our Pharmacy business has customer contracts, but generally not long-term contracts, with its institutional pharmacy customers. Loss of existing contracts or significant declines in the level of purchases by one or more of the larger institutional pharmacy customers could have a material adverse effect on the business of the Pharmacy operations and our consolidated results of operations.

The failure of the Pharmacy business to maintain eligibility as a Medicare and Medicaid supplier could materially adversely affect its competitive position. Likewise, its failure to maintain and expand relationships with private payors, who can effectively determine the pharmacy source for their members, could materially adversely affect its competitive position.
Changes in average wholesale prices (“AWP”) could reduce our pricing and margins.

Many government payors, including Medicare and Medicaid, have paid, or continue to pay, the operations of our Pharmacy business directly or indirectly at a rate based upon a drug’s AWP less a percentage factor. The Pharmacy business also has contracted with some private payors to sell drugs at AWP or at AWP less a percentage factor. For most drugs, AWP is compiled and published by several private companies, including First DataBank, Inc. Several states have filed lawsuits against pharmaceutical manufacturers for allegedly inflating reported AWP for prescription drugs. In addition, class action lawsuits have been brought by consumers against pharmaceutical manufacturers alleging overstatement of AWP. We are not responsible for such calculations, reports or payments; however, there can be no assurance that the ability of our Pharmacy business to negotiate discounts from drug manufacturers will not be materially adversely affected by such investigations or lawsuits.
The federal government also has entered into settlement agreements with several drug manufacturers relating to the calculation and reporting of AWP pursuant to which the drug manufacturers, among other things, have agreed to report new pricing information, the “average sales price”, to government healthcare programs. The average sales price is calculated differently than AWP and may be expected to have the effect of indirectly reducing reimbursement.

The Pharmacy business faces numerous competitors and potential competitors in the market in which our Pharmacy business operates, many of whom are significantly larger and who have significantly greater financial resources.
Large national companies operate in the existing market in which our Pharmacy business operates. We cannot assure you that one or more of such companies or other healthcare companies will not seek to compete or intensify their level of competition in the areas in which we conduct or may seek to conduct one or more of the components of the operations of our Pharmacy business.

The operations of our Pharmacy business may be adversely affected by industry trends in managed care contracting and consolidation. growing number of health plans are contracting with a single provider of Pharmacy services. Likewise, manufacturers may not be eager to contract with regional providers of Pharmacy services. If the Pharmacy business is unable to obtain managed care contracts in the areas in which we provide Pharmacy services or are unable to obtain pharmacy products at reasonable costs or at all, the business operations of our Pharmacy business could be adversely affected.

The Pharmacy business market may grow slower than expected, which could adversely affect our revenues.We cannot predict the rate of actual future growth in product availability and spending, the extent to which patient demand or spending for specialty drug services in rural or exurban areas will match national averages or whether government payors will provide reimbursement for new products under Medicare or Medicaid on a timely basis, at what rates, or at all. Adverse developments in any of these areas could have an adverse impact on the business operations of our Pharmacy business.

The profitability of our Pharmacy business can be adversely affected by a decrease in the introduction of new brand name and generic prescription drugs.Sales and profit margins of the Pharmacy business are materially affected by the introduction of new brand name and generic drugs. New brand name drugs can result in increased drug utilization and associated sales revenues, while the introduction of lower priced generic alternatives typically result in relatively lower sales revenues, but higher gross profit margins. Accordingly, a decrease in the number of significant new brand name drugs or generics successfully introduced could adversely affect our business and results of operations.

There are no other material changes to the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.

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

Trading Arrangement

During the third quarter of 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K of the Securities Act of 1933, as amended).

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1	Agreement and Plan of Merger by and between Regional Health Properties, Inc. and SunLink Health Systems Inc., dated as of January 3, 2025	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on January 10, 2025

2.2	Amended and Restated Agreement and Plan of Merger by and between Regional Health Properties, Inc. and SunLink Health Systems Inc., dated as of April 14, 2025	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on April 18, 2025

2.3	Amendment to Amended and Restated Agreement and Plan of Merger by and between Regional Health Properties, Inc. and SunLink Health Systems, Inc., dated as of June 22, 2025	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on June 23, 2025

2.4	Asset Purchase Agreement by and between Regional Health Properties, Inc., Coosa Nursing ADK LLC, and Coosa Valley SNF Realty LLC, effective July 30, 2025	Incorporated by reference to Exhibit 2.3 of the Registrant's Quarterly Report of Form 10-Q filed on August 14, 2025

3.1	Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective July 3, 2023	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on July 6, 2023

3.24	Amended and Restated Bylaws of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.3 of the Registrant's Current Report on Form 8-K12B filed on October 10, 2017

3.2(a)	Amendment No. 1 to Amended and Restated Bylaws of Regional Health Properties, Inc., effective June 27, 2023	Incorporated by reference to Exhibit 3.6 of the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4 (Reg. No. 333-269750) filed on June 28, 2023

3.2(b)	Articles of Amendment to Amendment and Restated Articles of Incorporation of Regional Health Properties, Inc., effective August 5, 2025	Incorporated by reference to Exhibit 3.1 of Registrant's Current Report of Form 8-K filed on August 5, 2025

10.1	Amended and Restated Employment Agreement by and between Regional Health Properties, Inc. and Brent S. Morrison, dated as of August 14, 2025	Incorporated by reference to Exhibit 10.1 of Registrant's Current Report of Form 8-K filed on August 14, 2025

10.2	Employment Agreement by and between Regional Health Properties, Inc. and Robert M. Thornton, Jr., dated as of August 14, 2025	Incorporated by reference to Exhibit 10.2 of Registrant's Current Report of Form 8-K filed on August 14, 2025

10.3	Award Agreement by and between Regional Health Properties, Inc. and Robert M. Thornton, Jr., dated as of August 14, 2025	Incorporated by reference to Exhibit 10.3 of Registrant's Current Report of Form 8-K filed on August 14, 2025

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	November 14, 2025	/s/ Brent S. Morrison
Brent S. Morrison
Chairman, Chief Executive Officer and Director (principal executive officer)

Date:	November 14, 2025	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer (principal financial officer)