Form 10-K
period 2025-12-31
REGIONAL HEALTH PROPERTIES, INC
filed 2026-04-02
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

N.A.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value (OTCQB: RHEP); Series A Redeemable Preferred Stock, no par value (OTCQB:RHEPA), Series D Redeemable Preferred Stock, no par value (OTCQB:RHEPZ)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

The aggregate market value of Regional Health Properties, Inc.’s common stock, no par value, held by non-affiliates as of June 30, 2025, the last business day of Regional Health Properties, Inc.’s most recently completed second fiscal quarter was $4,544,796. The number of shares of Regional Health Properties, Inc., common stock, no par value, outstanding as of March 10, 2026, was 3,934,667.

Regional Health Properties, Inc.

Form 10-K

Statement Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (this “Annual Report”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that do not relate to historical or current facts or matters are forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our expected future financial position, results of operations, cash flows, liquidity, capital resources, financing and refinancing plans, strategic and business plans, acquisition and disposition opportunities, segment performance, tenant and operator performance, projected expenses and capital expenditures, competitive position, integration of acquired businesses, and compliance with, and changes in, governmental regulations. You can identify some of the forward-looking statements by the use of words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may,” “will,” “could,” “seek” and similar expressions, although not all forward-looking statements contain these identifying words.

Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:

•
changes in reimbursement rates, reimbursement methodologies and payment policies under Medicare, Medicaid and other third-party payor programs;

•
changes in patient acuity, payor mix, bundled payment arrangements, consolidated billing requirements and other reimbursement-related factors affecting our Healthcare Services and Pharmacy Services segments;
•
labor shortages, wage inflation, staffing mandates, union activity and other workforce-related pressures affecting our operated facilities, pharmacy operations and operators;
•
the financial condition, operating performance and rent-paying ability of our tenants;
•
the operating performance, working capital needs and receivables collections of our Healthcare Services and Pharmacy Services segments;
•
our ability to complete refinancing transactions, including with respect to the Southland facility, and our ability to obtain debt financing or other capital on acceptable terms;
•
our ability to generate cash and liquidity through collections, debt borrowings, asset sales, ordinary-course operations and, if needed, the sale of securities;
•
our ability to identify, acquire, transition, improve and operate healthcare facilities and other healthcare businesses on favorable terms, including facilities requiring operational turnaround or repositioning;
•
our ability to realize the anticipated benefits of the merger with SunLink Health Systems, Inc., including the successful integration of the acquired pharmacy business and other acquired operations;
•
competition in the markets in which we operate, including competition for residents, patients, referral relationships, labor, acquisition opportunities and pharmacy customers;
•
the effects of public health crises, epidemics, pandemics and other catastrophic events on our business, our operators and our facilities;
•
the effect of increased healthcare regulation, reimbursement oversight, survey enforcement, staffing disclosure requirements and other governmental enforcement activity on our business, our operators and our tenants;
•
the impact of liabilities associated with our current and former operations, including professional and general liability claims and other legal or regulatory matters;
•
the availability of suitable acquisition, investment, leasing and disposition opportunities and our ability to complete such transactions on favorable terms;
•
the market price, trading volume and liquidity of our securities, which trade on the OTCQB market, and our ability to access the capital markets;
•
our substantial indebtedness, rising interest rates, covenant compliance and other factors affecting our financial flexibility; and
•
other risks described in Part I, Item 1A, “Risk Factors,” and elsewhere in this Annual Report.

We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Part I, Item 1A, “Risk Factors,” of this Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (“SEC”), including subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

We caution you that any forward-looking statements made in this Annual Report are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We do not intend, and we undertake no obligation, to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, unless required by law.

PART I.

Item 1. Business

Description of Business

In this Annual Report, except as the context suggests otherwise, the words “Regional Health” or “Regional” refer to Regional Health Properties, Inc., a Georgia corporation, and the words “Company,” “we,” “our,” and “us” refer to Regional Health and its subsidiaries.

Regional Health Properties is a healthcare company that owns, operates and invests in healthcare real estate and operating businesses focused on long-term care, senior housing and pharmacy services. Historically, the Company operated primarily as a healthcare real estate platform that leased skilled nursing and senior housing facilities to third-party operators under long-term triple-net lease arrangements. Over time, and particularly following recent strategic initiatives and acquisitions, Regional has evolved toward a more integrated healthcare operating model that combines healthcare real estate ownership with the direct operation of healthcare facilities and related healthcare services.

In August 2025, Regional completed the merger with SunLink Health Systems, Inc. (“SunLink”), a Georgia corporation. SunLink merged with and into Regional Health, with Regional Health continuing as the surviving corporation (the “Merger”). The Merger expanded Regional’s operating platform and accelerated the Company’s transition toward a vertically integrated healthcare services model. As a result, Regional today participates more directly in the ownership, operation and improvement of healthcare facilities than it did historically, while still retaining a real estate segment that includes leased assets.

Through its subsidiaries, Regional owns and operates skilled nursing and senior housing communities that provide a range of healthcare and residential services, including sub-acute and post-acute skilled nursing care, intermediate nursing care, rehabilitative therapy, memory care, Alzheimer’s and dementia care and senior living services. In addition to operating healthcare facilities, the Company owns healthcare real estate that is leased to third-party operators pursuant to triple-net lease arrangements. Regional believes its ability to operate facilities directly, while also owning and selectively leasing healthcare real estate, provides the Company with greater flexibility in capital allocation, operator selection and asset repositioning.

As part of the SunLink merger, Regional also acquired a pharmacy business located in Crowley, Louisiana that provides retail pharmacy services, institutional pharmacy services and durable medical equipment. The pharmacy business expands Regional’s participation across the care continuum and provides the Company with additional operating capabilities that complement its healthcare facility operations, particularly in long-term care and senior services settings.

Regional currently operates across six states, with the majority of its facilities located in the Southeastern United States. The Company believes this geographic footprint provides access to attractive demographic markets, including states with growing senior populations, favorable long-term demand trends for healthcare services and opportunities to acquire underperforming assets at valuations that may support attractive turnaround returns.

Regional operates through three reportable segments: Healthcare Services, which consists of the operation of skilled nursing and senior housing communities; Pharmacy Services, which consists of retail and institutional pharmacy services and durable medical equipment; and Real Estate, which consists of leasing and subleasing healthcare properties to third-party tenants. These segments together reflect Regional’s evolution from a healthcare landlord into a more diversified owner-operator with both real estate and operating capabilities.

Our Company

Regional Health is the successor to AdCare Health Systems, Inc. On September 29, 2017, AdCare merged with and into Regional Health, with Regional Health continuing as the surviving corporation. Since that time, and particularly following the SunLink merger, the Company has continued to refine its strategic focus on healthcare assets where ownership, operations and disciplined capital deployment can be combined to create long-term value.

Our principal executive offices are located at 1050 Crown Pointe Parkway, Suite 720, Atlanta, Georgia 30338 and our telephone number is (678) 869-5116. We maintain a website at www.regionalhealthproperties.com. We make available free of charge on our website certain of our SEC filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference into this Annual Report.

Certain corporate governance materials, including our Board of Directors (the “Board”) committee charters and our Code of Business Conduct and Ethics, are posted on our website under the heading “Investor Relations” and then “Committee Charters.” From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC or Over-the Counter Market Groups ("OTC") or as desirable to further the continued effective and efficient governance of our company.

Industry Trends

Demand for skilled nursing and senior housing services continues to be shaped by powerful demographic, clinical and economic trends. The U.S. population is aging, life expectancy remains elevated relative to prior decades and the number of individuals reaching ages associated with higher healthcare utilization continues to grow. As the population age 65 and older increases, demand is expected to rise for services that address chronic conditions, post-acute recovery needs, memory-related conditions and assistance with activities of daily living. These trends support long-term demand for skilled nursing facilities, assisted living communities, memory care communities and related healthcare services.

Skilled nursing facilities occupy an important role in the healthcare continuum by providing post-acute rehabilitation and higher-acuity long-term care services for patients transitioning from hospitals and other acute care settings. Hospitals, payors and policymakers continue to focus on lowering overall healthcare system costs and improving clinical outcomes, which has contributed to an ongoing shift of certain patient populations into lower-cost post-acute settings. Skilled nursing facilities that can manage higher-acuity residents efficiently, maintain strong clinical standards and coordinate care effectively may be positioned to benefit from this trend.

At the same time, the skilled nursing industry remains highly fragmented and is comprised primarily of numerous local and regional operators. This fragmentation may create opportunities for consolidation, recapitalizations and strategic acquisitions. Many facilities operate with constrained access to capital, uneven management depth or limited operational infrastructure. Regional believes these characteristics create opportunities to acquire facilities that require operational turnaround, repositioning or recapitalization and to improve their performance through stronger management, better clinical oversight, disciplined cost control and targeted capital investment.

The industry also continues to be influenced by reimbursement dynamics under Medicare and Medicaid. Skilled nursing operators remain sensitive to changes in reimbursement methodologies, annual payment updates, staffing mandates and survey enforcement activity. At the same time, high-quality operators that are able to manage labor efficiently, improve facility census and payor mix and maintain regulatory compliance may create meaningful value through better operating margins and improved asset quality. Regional believes its operating orientation positions it to evaluate facilities not only as real estate investments, but also as businesses whose performance can be enhanced through direct operational intervention.

Senior housing and memory care demand are also expected to benefit from demographic trends, particularly as the number of seniors requiring supportive care or specialized dementia care increases over time. Families are increasingly seeking professional care alternatives due to geographic mobility, smaller household sizes and the complexity of caring for aging relatives with medical or cognitive conditions. Regional believes these trends support long-term demand across multiple healthcare facility types and provide opportunities to build a more diversified operating portfolio over time.

Another important industry trend is the widening performance gap between stronger and weaker operators. Facilities with experienced leadership, sound staffing practices, effective revenue cycle management and strong referral relationships have generally performed better than facilities lacking those capabilities. Regional believes this environment favors companies that can identify underperforming facilities, install stronger operating disciplines and unlock value through operational turnaround. In Regional’s view, ownership combined with operational control may offer a more direct path to value creation than a purely passive leasing strategy in markets where asset-level performance depends heavily on execution.

Our Real Estate Portfolio

Regional maintains a geographically diversified portfolio of healthcare investments across the Southeastern United States, including skilled nursing facilities and senior housing communities. As of December 31, 2025, the Company had investments of approximately $59.9 million in healthcare real estate facilities. Some of these facilities are operated directly by the Company or its subsidiaries, while others are leased or subleased to third-party operators. Regional’s portfolio reflects its hybrid model of direct operations, select leases and strategic capital deployment into healthcare assets where the Company believes it can create value over time.

Skilled Nursing Facilities

Skilled nursing facilities ("SNF") provide daily nursing care, rehabilitation services, social services, dietary services, medication management and assistance with activities of daily living for residents who require ongoing medical oversight or post-acute recovery services. Skilled nursing facilities generally serve individuals with more acute medical needs than traditional senior housing communities and often depend on effective clinical management, labor oversight and reimbursement execution to achieve stable performance.

Independent Living Communities

Independent living communities are age-restricted residential communities designed for seniors who are able to live independently but prefer the security, convenience and social setting of community living. These communities typically offer lifestyle services and limited support services for residents who do not require a high level of daily care.

Assisted Living Facilities

Assisted living facilities provide assistance with activities of daily living while allowing residents to maintain a degree of independence. Services commonly include meals, housekeeping, medication reminders, personal care support and other services that help residents live in a supportive residential setting.

Memory Care Communities

Memory care communities provide specialized care for individuals suffering from Alzheimer’s disease and other forms of dementia. These communities typically operate in a more secure setting and offer staff, programming and care plans specifically designed to address cognitive impairment and memory loss.

Portfolio of Healthcare Investments

As of December 31, 2025, our portfolio consists of twelve facilities consisting of nine owned SNFs, one leased SNF and two owned senior housing communities located across the Southeast U.S.

The following table provides summary information regarding the number licensed beds/units by state and property type as of December 31, 2025:

Location	Owned Skilled Nursing Facilities	Leased Skilled Nursing Facilities	Owned Senior Housing Facilities	Total Properties
Alabama(a)	0	0	1	1
Georgia	3	0	0	3
North Carolina	1	0	0	1
Ohio	3	1	1	5
South Carolina	2	0	0	2
	9	1	2	12

Location	Owned Skilled Nursing Beds/Units	Leased Skilled Nursing Beds/Units	Owned Senior Housing Beds/Units	Total Beds/Units
Alabama(a)	0	0	90	90
Georgia	395	0	0	395
North Carolina	106	0	0	106
Ohio(b)	185	75	95	355
South Carolina	180	0	0	180
	866	75	185	1,126

Location	Owned Skilled Nursing Investment	Leased Skilled Nursing Investment	Owned Senior Housing Investment	Total Investment
Alabama(a)	$—	$—	$5,776,485	$5,776,485
Georgia	21,438,055	—	—	21,438,055
North Carolina	7,397,788	—	—	7,397,788
Ohio(b)	8,414,955	101,711	6,726,322	15,242,988
South Carolina	10,007,751	—	—	10,007,751
	$47,258,549	$101,711	$12,502,807	$59,863,067
(a) Meadowood Retirement Village offers assisted living, memory care, and independent living and is therefore considered senior housing.

For a more detailed discussion, see Part I, Item 2, – "Properties" and “Portfolio of Healthcare Investments” in Part I, Item 1., “Business”, in this Annual Report.

Acquisitions and Dispositions

Facility Sale. On November 3, 2025, the Company sold the Coosa Valley facility located in Glencoe, Alabama for $10.6 million.

Leasing Transactions

Lease Termination. In November 2024, the Company and Vero Health X, LLC (“Vero”) entered into a Lease Termination Agreement (the “Lease Termination Agreement”) relating to the lease of Mountain Trace Rehabilitation and Nursing Center. In March 2025, the Company and Oak Hollow Health Management entered into a Lease Termination Agreement for the Georgetown and Sumter facilities.

Leasing Transactions. As of the filing date of this Annual Report, the Company is operating or has leased or subleased, as applicable, the following facilities to tenants:

Facility Name	State	Owned / Leased	Transaction Type
Meadowood Retirement Village	AL	Owned	Operating
Autumn Breeze Healthcare Center (1)	GA	Owned	Lease
Glenvue Health and Rehab	GA	Owned	Operating
Southland Healthcare and Rehabilitation Center	GA	Owned	Operating
Mountain Trace Rehabilitation and Nursing Center	NC	Owned	Operating
Covington Care Center	OH	Leased	Sublease
Eaglewood Care Center	OH	Owned	Lease
Eaglewood Village	OH	Owned	Lease
Hearth & Care of Greenfield	OH	Owned	Lease
The Pavilion Care Center	OH	Owned	Lease
Georgetown Healthcare & Rehabilitation	SC	Owned	Operating
Sumter Valley Nursing and Rehab Center	SC	Owned	Operating
(1) The company assumed operations of Autumn Breeze on February 1, 2026

For a detailed description of each of the Company’s leases, see Note 8 - Leases to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Competitive Strengths

Integrated Owner-Operator Model

We believe our owner-operator model is a competitive strength. As Regional has migrated from a healthcare landlord model toward a more integrated owner-operator structure, the Company has gained greater ability to influence clinical quality, labor management, census development, expense control and revenue cycle performance at the facility level. This capability may allow Regional to respond more quickly to underperformance, execute turnaround initiatives and better align capital allocation with operational priorities.

Dual Real Estate and Operating Perspective

Unlike a purely passive real estate owner, Regional increasingly evaluates assets through both a real estate lens and an operating lens. This dual perspective enhances the Company’s ability to identify facilities where value can be created through operational improvement, strategic repositioning or a change in management approach.

Experienced Management Team and Industry Relationships

Regional believes its management team and network of industry relationships represent meaningful competitive advantages. The Company’s leadership has experience with healthcare operations, healthcare real estate, operator evaluation and transaction execution. This experience supports Regional’s ability to identify underperforming or undercapitalized facilities that may not meet the acquisition criteria of larger institutional investors, but that may present attractive value-creation opportunities if operated more effectively.

Strategic Flexibility Across Segments

Because the Company operates through Healthcare Services, Pharmacy Services and Real Estate segments, we can evaluate opportunities under multiple structures, including direct operations, leased real estate, subleases, management arrangements or combinations thereof. This flexibility may allow Regional to tailor the structure of a transaction to the needs of the asset and to Regional’s view of where the best long-term return can be generated.

Market Focus and Turnaround Opportunity Set

Regional also believes that its portfolio composition and market focus provide advantages. The Company’s facilities are primarily located in the Southeast and related markets where demographic trends support growing healthcare demand and where there may be opportunities to acquire facilities at valuations that allow for operational improvements to create equity value. In addition, the Company believes its smaller scale may be an advantage in select transactions, particularly where hands-on oversight, operating focus and flexibility are more important than broad institutional scale.

Business Strategy

Our business strategy focuses on expanding and improving our healthcare platform through a combination of real estate investment, facility operations and targeted acquisitions. While Regional continues to own and selectively lease healthcare real estate, the Company’s strategy increasingly emphasizes acquiring and operating facilities where operational improvement can create meaningful equity value over time.

A central element of Regional’s strategy is to identify healthcare facilities that may be operationally underperforming, undercapitalized or otherwise in need of a turnaround. These facilities may have unrealized value due to poor occupancy, weak labor management, inadequate revenue cycle execution, inconsistent clinical oversight or lack of strategic investment. Regional seeks to acquire such facilities at valuations that reflect their current underperformance and then improve the underlying business through stronger management, disciplined execution, targeted capital improvements and closer alignment between ownership and operations.

Regional believes that successful turnaround execution can create equity value in the facility beyond what would be achievable through a passive leasing model alone. By improving census, strengthening payor mix, managing labor more effectively, enhancing quality outcomes and restoring operational stability, the Company seeks to increase both cash flow and the underlying value of the facility asset. In this respect, Regional’s strategy is not limited to collecting rent or holding healthcare real estate, but instead focuses on creating value through active ownership and operational improvement.

In pursuing this strategy, Regional intends to continue to evaluate opportunities across skilled nursing, senior housing and related healthcare service lines. The Company may also invest additional capital in its current portfolio where it believes facility improvements, renovations, repositioning or operational support can produce attractive returns. Regional expects to remain disciplined in selecting assets where it believes the combination of purchase price, market conditions and operational upside creates a favorable risk-adjusted opportunity.

Regional also intends to leverage its pharmacy and healthcare operating capabilities where appropriate to support facility performance and strengthen its overall healthcare platform. Over time, the Company believes that ownership of complementary healthcare service businesses may improve coordination across the care continuum and enhance the Company’s understanding of facility operations and patient needs.

Although Regional may continue to utilize lease structures and relationships with third-party operators in certain circumstances, the Company’s strategic direction increasingly reflects a preference for opportunities where operational control, turnaround execution and asset-level improvement can drive long-term shareholder value. Regional believes this strategy differentiates the Company from traditional healthcare landlords and positions it to pursue value creation opportunities in a fragmented and operationally intensive sector.

Competition

We compete for healthcare real estate investments, operating platforms and acquisition opportunities with publicly traded, private and non-listed healthcare real estate investment trusts, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of which may have greater financial resources, broader market presence and lower costs of capital than we do. Increased competition may affect our ability to identify and successfully pursue opportunities that meet our investment and return criteria, negotiate acceptable transaction terms and obtain financing on favorable terms.

As Regional has evolved from a primarily healthcare real estate platform into a more integrated owner-operator, we increasingly compete not only for real estate investments, but also for facilities, operating businesses and turnaround opportunities where value can be created through operational improvement. In this regard, we compete with other buyers, operators and investors seeking to acquire underperforming, undercapitalized or transitional healthcare facilities and improve their performance through stronger management, clinical oversight, labor management, revenue cycle execution, census growth and targeted capital investment. Our ability to compete successfully for these opportunities depends on, among other things, our reputation, transaction execution capabilities, access to capital, knowledge of local markets and our ability to identify and underwrite operational upside.

Our operating results also depend on the competitive environment in the local and regional markets in which our facilities operate. Through our Healthcare Services segment, we compete directly with other healthcare operating companies that provide comparable skilled nursing, senior housing, memory care, rehabilitative and related healthcare services. Through our Real Estate segment, the performance of our leased and subleased properties depends in substantial part on the ability of our tenants to compete successfully in those same markets. Through our Pharmacy Services segment, we compete with retail, institutional and long-term care pharmacy providers that furnish pharmaceutical products, related services and durable medical equipment to residents, patients and healthcare facilities.

Our facilities, and those operated by our tenants, compete to attract and retain residents and patients based on a number of factors, including quality of care, reputation, clinical outcomes, staffing levels, scope of services offered, physical condition and appearance of the property, location, price, payor mix, hospital and physician referral relationships, discharge planning relationships, family preferences and the ability to provide specialized services or higher-acuity care. In addition, we and our competitors compete for qualified personnel, including nurses, therapists, administrators, pharmacists and other caregivers. Competition for labor may increase wage rates, contract labor costs and employee benefit costs, and may affect staffing stability and quality of care.

Our competitive position, and that of our tenants, is also affected by changes in Medicare and Medicaid reimbursement methodologies, Medicare Advantage utilization trends, staffing mandates, survey enforcement activity and other healthcare laws and regulations. Operators and facilities that are able to maintain strong clinical performance, regulatory compliance, cost discipline and referral relationships may be better positioned to compete effectively, while facilities with weaker operating performance may be more vulnerable to occupancy pressure, reimbursement pressure, margin compression and loss of referrals. We believe our increasingly integrated owner-operator model, combined with our dual real estate and operating perspective, positions us to compete for opportunities where active ownership and operational improvement can create long-term value.

Revenue Sources and Recognition

Patient Care Revenue. Revenue is recognized in a way that reflects the consideration a company expects to receive in exchange for such goods and services. Revenue from the Healthcare Services segment is derived from services rendered to patients. The Company receives payments from the following sources for services rendered in our facilities: (i) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services ("CMS"); (ii) state governments under their respective Medicaid and similar programs; (iii) commercial insurers; and (iv) individual patients and clients. A large portion of the revenue the Company has recognized is from government sources. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and other price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. The Company recognizes revenue according to the consideration the Company expects to receive in exchange for the services provided. These amounts are due from residents or third-party payors and include variable consideration for retroactive adjustments from estimated reimbursements, if any, under reimbursement programs. Performance obligations, such as providing room and board, wound care, intravenous drug therapy, physical therapy, and quality of life activities amongst others, are determined based on the nature of the services provided and revenue is recognized as those performance obligations are satisfied. Estimated uncollectible amounts due from patients are generally considered implicit price concessions that directly reduce net patient care revenues.

Pharmacy Services Revenue. The Company recognizes revenue in the Pharmacy Services segment by providing pharmacy goods and services to patients. This revenue is recognized on the date goods and services are provided to at amounts billable to individual patients, adjusted for estimates for variable consideration. Each prescription claim represents a separate performance obligation of the Company, separate and distinct from other prescription claims under customer arrangements. Significant portions of the revenue from sales of pharmaceutical and medical products are reimbursed by the federal Medicare Part D program and, to a lesser extent, state Medicaid programs. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and reduces revenue on the revenue recognition date, to properly account for the variable consideration arising from anticipated differences between billed and reimbursed amounts. Accordingly, total net revenues and receivables reported in the Company’s consolidated financial statements of the Pharmacy Services Segment reflect the amount we ultimately expect to receive from these payors.

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

Allowances. The Company assesses the collectability of our rent receivables, including straight-line rent receivables and working capital loans to tenants based on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company’s evaluation of these factors indicates the Company is unlikely to receive the rent payments or payments on a working capital loan, the Company provides a reserve against the recognized straight-line rent receivable asset or working capital loan for the portion that we estimate may not be recovered. If the Company changes its assumptions or estimates regarding the collectability of future rent payments required by a lease or interest required from a working capital loan to a tenant, the Company may adjust its reserve to increase or reduce the rental or interest revenue recognized in the period the Company makes such change in its assumptions or estimates. The Company has reserved for approximately 1.5% of these patient care receivables based on accepted industry standards.

As of December 31, 2025, and December 31, 2024, the Company reserved for approximately $0.8 million and $0.1 million, respectively, of uncollected receivables. Accounts receivable, net totaled $7.9 million at December 31, 2025 compared with $3.4 million at December 31, 2024.

Government Regulation

The healthcare industry is subject to extensive federal, state and local regulation and frequent legislative and regulatory change. The Company’s Healthcare Services segment and the operators of the facilities owned by the Company must comply with numerous laws and regulations governing the operation of healthcare facilities and the delivery of healthcare services. These laws regulate, among other things, facility licensure and certification, participation in Medicare and Medicaid programs, quality of care standards, staffing requirements, reimbursement practices, pharmaceutical distribution, medical recordkeeping, patient rights, fire and safety standards, building codes and environmental protection.

Governmental agencies responsible for oversight of healthcare providers include the U.S. Department of Health and Human Services, the Centers for Medicare and Medicaid Services, the Office of Inspector General, the Department of Justice, the U.S. Drug Enforcement Administration, state departments of health and various state licensing boards. These agencies regularly conduct inspections, surveys, audits and investigations to ensure compliance with applicable laws and regulations. Failure on the part of operators of our facilities, or the Company with respect to facilities we operate, to comply with these laws and regulations could result in sanctions including civil monetary penalties, criminal penalties, denial of reimbursement, suspension or revocation of licenses, exclusion from participation in government healthcare programs or facility closure.

Skilled Nursing Facilities

Skilled nursing facilities are subject to extensive federal, state and local laws and regulations governing the provision of healthcare services. Facilities that participate in the Medicare and Medicaid programs must comply with detailed conditions of participation established by the Centers for Medicare and Medicaid Services. These conditions of participation address numerous aspects of facility operations including quality of care standards, resident rights, staffing requirements, infection control procedures, clinical documentation, pharmaceutical services, dietary services, medical recordkeeping and the physical condition and safety of the facility.

Facilities are subject to periodic inspections, commonly referred to as surveys, conducted by state survey agencies on behalf of CMS to determine compliance with federal requirements. Survey results may lead to deficiency citations and that require corrective action. If a facility fails to correct identified deficiencies regulators may impose sanctions including civil monetary penalties, denial of payment for new admissions, directed plans of correction, temporary management or termination from participation in the Medicare and Medicaid programs.

Medicare Reimbursement

Medicare is a federal health insurance program that provides coverage for individuals aged 65 and older, certain disabled individuals and individuals with end-stage renal disease. Skilled nursing facilities are reimbursed under a prospective payment system known as the Skilled Nursing Facility Prospective Payment System.

The SNF prospective payment system includes a case mix classification methodology referred to as the Patient Driven Payment Model. The Patient Driven Payment Model classifies residents into payment groups based on clinical diagnoses, functional status and other patient characteristics rather than the volume of therapy services provided. The model utilizes several payment components adjusted for the case mix, including physical therapy, occupational therapy, speech language pathology services, nursing services and non therapy ancillary services, along with a non case mix component that covers certain facility level costs.

Payment rates for skilled nursing facilities are updated annually through rulemaking issued by CMS. These annual rules typically incorporate market basket adjustments intended to reflect inflation in the cost of providing care, productivity adjustments required under federal law and other policy changes affecting reimbursement. For example, CMS periodically updates payment policies, case mix weights and quality reporting requirements through the annual SNF payment rulemaking process.

CMS also administers the Skilled Nursing Facility Value Based Purchasing Program under which a portion of Medicare payments may be withheld and redistributed based on a facility’s performance on quality measures including hospital readmission rates. In addition, CMS administers the Skilled Nursing Facility Quality Reporting Program which requires facilities to report specified quality data to CMS or face reductions in Medicare reimbursement. These programs are designed to link reimbursement levels more closely with patient outcomes and quality of care.

Medicaid Reimbursement

Medicaid is a joint federal and state healthcare program that provides coverage for individuals with limited financial resources. Medicaid programs are administered by individual states in accordance with federally approved state plans and reimbursement methodologies vary significantly by state. Most states reimburse nursing facilities under prospective payment systems that establish daily reimbursement rates based on resident acuity levels, facility costs, wage indexes or other factors determined by state Medicaid agencies.

Because Medicaid programs are jointly funded by federal and state governments reimbursement levels are influenced by state budget constraints and federal funding policies. State legislatures periodically modify Medicaid reimbursement methodologies, eligibility standards and program funding levels. Changes in federal funding levels, including policies affecting the federal medical assistance percentage, may also affect state reimbursement policies.

States may also provide supplemental Medicaid payments or other funding mechanisms to support providers facing increases in operating costs, including labor expenses associated with workforce shortages. However, there can be no assurance that such supplemental payments will continue or that reimbursement increases will keep pace with increases in operating costs.

Federal and state policymakers have increasingly focused on expanding home and community based services as alternatives to institutional long term care. These policy initiatives could affect demand for skilled nursing facility services and may influence future Medicaid reimbursement policies.

Minimum Staffing Standards

Federal and state regulators have increased oversight of staffing levels and quality of care in nursing homes. In April 2024 CMS issued a final rule establishing new minimum staffing standards for long term care facilities as well as new reporting requirements related to Medicaid institutional payment transparency. The rule included requirements relating to minimum nurse staffing hours per resident day and expanded registered nurse coverage requirements.

The implementation and enforcement of these staffing requirements has been subject to legislative and regulatory developments. Federal legislation enacted in 2025 delayed the implementation of certain staffing requirements and subsequent regulatory actions modified portions of the original rule. Despite these developments policymakers continue to evaluate staffing standards and workforce requirements for nursing facilities.

Compliance with staffing regulations may significantly increase labor costs for facility operators particularly in an environment characterized by shortages of nurses and other healthcare professionals. Because government reimbursement programs may not increase payment rates sufficiently to offset these additional costs staffing requirements may adversely affect the financial performance of skilled nursing facility operators.

Fraud and Abuse Laws

Healthcare providers participating in federal healthcare programs are subject to numerous federal and state fraud and abuse laws including the Federal Anti Kickback Statute, the physician self referral law commonly referred to as the Stark Law and the Federal False Claims Act. Violations of these laws may result in significant civil and criminal penalties, exclusion from federal healthcare programs and other sanctions.

Privacy and Data Security

Healthcare providers are subject to federal and state laws governing the privacy and security of patient information. The Health Insurance Portability and Accountability Act establishes national standards governing the use and disclosure of individually identifiable health information and requires healthcare providers to implement administrative technical and physical safeguards to protect electronic health information.

Pharmacy Regulation

The Company’s Pharmacy Services operations are subject to extensive federal, state and local laws and regulations governing the dispensing and distribution of pharmaceutical products and the operation of pharmacy businesses. Pharmacies must be licensed in the states in which they operate and must comply with state board of pharmacy regulations governing prescription drug dispensing, labeling and packaging, recordkeeping, drug utilization review, and inventory management. Pharmacies that dispense controlled substances must also register with the U.S. Drug Enforcement Administration and comply with federal Controlled Substances Act requirements relating to drug security, storage, recordkeeping, reporting and diversion prevention. Federal and state authorities may conduct periodic inspections, audits and investigations to ensure compliance with these requirements, and violations may result in sanctions including civil or criminal penalties, suspension or revocation of pharmacy licenses, and exclusion from participation in government reimbursement programs.

Pharmacy operations are also subject to numerous federal and state healthcare fraud and abuse laws, including the Federal Anti-Kickback Statute and the Federal False Claims Act, which apply to relationships between pharmacies, healthcare providers and government healthcare programs. In addition, pharmacies must comply with the Health Insurance Portability and Accountability Act and related regulations governing the privacy and security of protected health information. Compliance with these laws requires significant operational oversight, training and compliance monitoring and may increase operating costs.

Reimbursement for pharmacy services is derived from a combination of federal healthcare programs, state Medicaid programs, commercial insurance plans and pharmacy benefit managers. Reimbursement rates are often subject to contractual arrangements with third-party payors and pharmacy benefit managers and may be adjusted based on drug pricing benchmarks, formulary requirements or utilization management policies. Government and private payors have undertaken ongoing efforts to control healthcare costs, including initiatives designed to reduce pharmaceutical reimbursement levels and increase oversight of pharmacy billing practices. These efforts may reduce pharmacy reimbursement rates or increase administrative requirements for pharmacy providers.

Pharmacy operations also depend on the availability of pharmaceutical products from drug manufacturers and wholesalers. Pharmacies typically obtain medications through arrangements with large pharmaceutical wholesalers, and disruptions in pharmaceutical manufacturing, supply chain constraints or drug shortages may affect the availability and cost of medications. In addition, long-term care pharmacies frequently provide services to residents of assisted living facilities, skilled nursing facilities and other long-term care providers, and changes in the regulatory environment affecting these facilities may affect demand for pharmacy services.

Because pharmacy operations involve the handling and dispensing of prescription medications to vulnerable patient populations, pharmacies may also be subject to product liability claims, medication dispensing errors and regulatory enforcement actions. Compliance with the complex regulatory framework governing pharmacy operations may require significant administrative and compliance resources, and changes in applicable laws, reimbursement policies or regulatory enforcement priorities could materially affect the Company’s pharmacy operations and financial results.

Environmental Regulation

As an owner of healthcare real estate the Company is subject to federal, state and local environmental laws governing the handling and disposal of hazardous materials, medical waste and other environmental matters. These laws may impose liability for environmental contamination regardless of fault and may require substantial costs for investigation and remediation.

We believe the Company is in substantial compliance with applicable federal, state and local environmental regulations. To date, compliance with federal, state and local laws regulating the discharge of material into the environment or otherwise relating to the protection of the environment have not had a material effect upon our results of operations, financial condition or competitive position. Similarly, we did not make any material capital expenditures to comply with such environmental, health, and safety laws, ordinances and regulations in 2025 and 2024.

Human Capital Resources

As of December 31, 2025, we had 731 employees of which all were full-time or part-time employees. The Company is actively working to attract and retain permanent employees and offers benefits to care for the diverse needs of our employees. These include health benefits, paid vacations, and benefits to support employee mental health, including an employee assistance program. As we continue to face evolving environmental and health challenges, we continually review our offerings to improve the competitiveness of our total compensation programs, including our health benefit offerings.

Item 1A. Risk Factors

Investing in our securities involves risks. The following factors, among others, could materially adversely affect our business, financial condition, results of operations and cash flows. These risks should be considered together with the other information contained in this Annual Report.

Risks Related to Our Business

Our revenues depend on reimbursement from Medicare, Medicaid and other third-party payors; therefore, changes in reimbursement policies or payment methodologies could adversely affect our business.

A substantial portion of the revenues generated by our Healthcare Services segment, our Pharmacy Services segment and our tenants is derived from payments from government healthcare programs such as Medicare and Medicaid. These programs are subject to frequent statutory, regulatory and administrative changes, including rate reductions, changes in payment methodologies, increased utilization review, retroactive adjustments and limitations on covered services. The healthcare industry is also increasingly shifting toward value-based purchasing and other reimbursement models that link payments to quality metrics, patient outcomes and efficiency of care. If reimbursement rates decline, if new reimbursement methodologies are unfavorable, or if we, our operators or our pharmacy business fail to satisfy program requirements, our revenues, operating margins and financial condition could be materially adversely affected.

Changes in patient acuity, payor mix, bundled payments and consolidated billing arrangements could reduce our revenues and margins.

Our operating results are affected not only by reimbursement rates, but also by changes in patient acuity, length of stay, payor mix and the structure of reimbursement programs. A shift toward lower-margin residents, increased Medicare Advantage penetration, lower Medicaid reimbursement, shorter stays or increased use of bundled payment, consolidated billing or other cost-containment arrangements could reduce revenues and profitability. In addition, if reimbursement models do not adequately compensate us or our operators for the clinical needs of residents, pharmacy costs, therapy costs or other services furnished, our margins could be adversely affected.

Transition to direct operation of certain facilities may not be successful and exposes us to additional operating, regulatory and staffing risks.

We are shifting from primarily leasing facilities to operating certain facilities directly. Operating skilled nursing and related healthcare facilities requires capabilities that differ from our historical landlord model, including recruiting and retaining clinical staff amid labor shortages and elevated wage and agency costs; establishing and maintaining operating systems, billing and compliance processes and internal controls; obtaining and maintaining required state licenses and Medicare/Medicaid certifications; and, at some locations, managing third‑party managers. Newly operated facilities may require working capital and ramp‑up time and may not achieve expected volumes, payor mix or quality metrics. If we do not execute this transition effectively, we could face higher costs, operating losses, regulatory sanctions, impairment charges and liquidity pressure, and our business, financial condition and results of operations could be materially adversely affected.

For independent living, memory care and assisted living segments, revenue is also dependent on private pay sources such that events which adversely affect the ability of seniors to afford our resident offerings such as declines in the economy, housing market, consumer confidence, or the equity markets, increased inflation, and unemployment among resident family members, could cause our revenues and business to decline.

Costs to seniors associated with independent living, assisted living, and memory care communities are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. Economic decline or uncertainty, increased inflation, downturns in the housing market, higher levels of unemployment among resident family members, lower levels of consumer confidence, stock market volatility, and changes in demographics could adversely affect the ability of seniors to afford to live in our facilities. If we are unable to retain and attract seniors with sufficient income, assets, or other resources required to pay for independent living, assisted living, and memory care services and other service offerings, our occupancy, revenues, results of operations, and cash flow could decline.

Our tenants’ ability to pay rent depends on their financial performance, and tenant financial distress could materially adversely affect us.

A significant portion of our revenues is derived from lease payments from tenants who operate healthcare facilities on our properties. The ability of our tenants to satisfy their obligations depends on their operating performance, which is affected by factors including reimbursement levels, labor costs, regulatory compliance, occupancy and local market conditions. If one or more tenants were to experience financial distress, default on lease payments, seek bankruptcy protection or fail to renew leases, our rental income could decline. In addition, replacing a tenant may involve delays due to licensing, change-of-ownership approvals and other regulatory processes. Healthcare facilities are specialized assets, and identifying replacement operators may be difficult or time-consuming.

Competition and changing healthcare delivery models could reduce demand for our services.

The long-term care and healthcare services industries are highly competitive. We and our tenants compete with numerous providers of healthcare services, including skilled nursing facilities, home health providers, assisted living facilities, memory care providers, continuing care retirement communities and community-based care programs. Competition is based on factors such as quality of care, reputation, location, physician relationships, price and the range of services offered. In addition, healthcare delivery models continue to evolve, with increased emphasis on home-based care, outpatient treatment and alternatives to institutional long-term care, which may reduce demand for some of our services.

Labor shortages and staffing mandates could increase operating costs and adversely affect operations.

The healthcare industry is experiencing ongoing shortages of qualified nurses, caregivers, therapists, pharmacists and other healthcare professionals. Recruiting and retaining qualified personnel has become increasingly difficult and costly. Labor costs have increased due to wage inflation, competition for qualified staff, reliance on temporary staffing agencies and regulatory staffing requirements. Federal and state governments have implemented or proposed minimum staffing mandates for skilled nursing facilities. Complying with these requirements may significantly increase labor costs and could reduce profitability if reimbursement rates do not increase sufficiently to offset these expenses. Failure to maintain adequate staffing levels could also negatively affect quality ratings, regulatory compliance and facility operations.

State direct-spending requirements, supplemental Medicaid payment changes and other Medicaid funding restrictions could adversely affect our results.

Certain states have adopted, and other states may adopt, requirements that skilled nursing facilities spend specified portions of their revenue, including Medicaid-derived revenue, on direct patient care, staffing or other designated cost categories. These requirements may reduce operating flexibility, create compliance burdens and expose operators to penalties, recoupments, admission restrictions or other sanctions if they are not satisfied. In addition, some states have provided supplemental Medicaid payments or other support intended to offset labor inflation or workforce shortages. If such payments are reduced, delayed or eliminated, and base reimbursement rates do not increase sufficiently, our operators’ financial performance and our results could be adversely affected.

Increased survey enforcement, public quality ratings and staffing-related disclosure requirements could adversely affect our facilities and operators.

Federal and state agencies have increased scrutiny of skilled nursing facilities, including through enhanced survey enforcement, payroll-based staffing data review, infection-control oversight, public reporting of quality measures and staffing levels, and the CMS Five-Star Quality Rating System. Deficiency citations, lower public ratings, staffing-related findings or alleged failures to meet regulatory requirements may result in civil monetary penalties, denial of payment for new admissions, directed plans of correction, reputational harm, reduced referrals and lower occupancy. These developments could adversely affect the financial performance of our operated facilities and the ability of our tenants to satisfy their obligations to us.

Union activity, labor organizing efforts and other labor-related disputes could increase our costs and disrupt operations.

We and our operators compete for qualified nurses, therapists, administrators, pharmacists, pharmacy technicians and other personnel in a challenging labor market. Union activity, organizing campaigns, collective bargaining, strikes, work stoppages or other labor-related disputes could increase wages and benefits, reduce operational flexibility, disrupt staffing and adversely affect patient care and financial performance. Labor-related disputes may also lead to reputational harm, regulatory scrutiny or difficulty recruiting and retaining employees.

Public health crises and infectious disease outbreaks could disrupt operations and reduce occupancy.

Healthcare facilities are particularly vulnerable to public health crises such as epidemics, pandemics and severe seasonal illnesses. Such events may lead to reduced occupancy, increased operating costs, staffing shortages, employee burnout, litigation, regulatory enforcement and disruptions in referral patterns. Future public health crises could materially disrupt our operations and the operations of our tenants.

Economic downturns could negatively impact tenant performance and access to capital.

Periods of economic instability, inflation, rising interest rates or credit market disruption could adversely affect the healthcare industry and the real estate markets in which we operate. Economic downturns may reduce the financial stability of our tenants and limit their ability to pay rent. In addition, economic conditions may restrict our access to capital markets or increase borrowing costs, which could impair our ability to refinance debt or fund acquisitions.

Natural disasters and other catastrophic events could damage our properties and disrupt operations.

Our facilities may be affected by hurricanes, floods, fires, earthquakes, severe weather events, acts of terrorism and other catastrophic events. Such events may damage or destroy facilities, disrupt operations, require evacuation of residents, increase insurance costs and reduce occupancy. Insurance coverage may not fully cover losses or may not be available on acceptable terms.

Our geographic concentration exposes us to regional economic and regulatory risks.

Our properties are located in a limited number of states, with a significant concentration in the Southeast and certain markets in the Midwest. Regional economic conditions, demographic changes, reimbursement policies and regulatory developments affecting these areas could have a disproportionate impact on our operations.

Changes in reimbursement policies and purchasing programs could adversely affect our Pharmacy Services segment.

Our Pharmacy Services segment derives a substantial portion of its revenues from Medicare, Medicaid and other government healthcare programs. Changes in reimbursement methodologies, competitive bidding programs, average sales price methodologies, purchasing programs or other pricing benchmarks could reduce reimbursement levels. States and managed care organizations may also adopt restrictive formularies, reimbursement limitations or other cost-containment measures that reduce pharmacy reimbursement rates.

Our Pharmacy Services segment is subject to risks relating to long-term care pharmacy network participation, Part D requirements and third-party payor contracts.

Our institutional pharmacy business depends in part on participation in third-party payor networks and compliance with requirements applicable to long-term care pharmacies, including Medicare Part D and other government and commercial program requirements. If we are unable to maintain or renew contracts with pharmacy benefit managers, Part D plans, managed care organizations or other payors on acceptable terms, or if reimbursement is not adequate to cover the specialized services required of long-term care pharmacies, our pharmacy revenues and margins could be adversely affected. Changes in formulary design, network participation criteria, pricing benchmarks, utilization management requirements or other contract terms could also reduce reimbursement and profitability.

The Pharmacy Services business depends on key suppliers and customers.

Our Pharmacy Services segment relies heavily on certain suppliers for pharmaceutical products and on a limited number of important customer relationships. The loss of a key supplier, drug shortages, supply-chain disruptions or the loss of one or more significant customers could adversely affect pharmacy operations and financial performance.

The Pharmacy Services industry is highly competitive.

The pharmacy services market includes large national providers and integrated pharmacy platforms with substantially greater financial and operational resources than we possess. Increased competition, consolidation in managed care contracting, pressure from pharmacy benefit managers, changes in reimbursement and reduced growth in pharmaceutical demand could adversely affect our pharmacy operations.

Dispensing errors, failures in medication management or other pharmacy service issues could result in liability, reputational harm and loss of business.

Our pharmacy operations involve dispensing, packaging, delivering and managing of medications for elderly and medically complex patients, including residents of skilled nursing and assisted living facilities. Errors in dispensing, labeling, delivery, drug-interaction review, medication administration support or other pharmacy services could contribute to adverse drug events, hospitalizations, regulatory investigations, professional liability claims, loss of customers and reputational harm. Because long-term care residents often take multiple medications and have complex clinical needs, failures in pharmacy coordination or service quality could have a material adverse effect on our Pharmacy Services segment.

The healthcare industry is highly regulated, and regulatory changes or enforcement actions could adversely affect our tenants and operations.

Healthcare operators are subject to extensive federal, state and local regulations governing licensure, facility operations, reimbursement practices, patient care standards, fraud and abuse laws and financial relationships with providers. Failure to comply with these laws could result in fines, sanctions, loss of licensure, exclusion from government programs, facility closure, repayment obligations or other liabilities. Changes in healthcare laws, regulations or enforcement priorities could materially affect our business and the businesses of our operators.

Cybersecurity incidents or data breaches could disrupt operations and expose us to liability.

We rely on information technology systems and third-party service providers to manage business operations and sensitive information. Cybersecurity incidents, ransomware attacks, phishing events or other system disruptions could result in operational interruptions, unauthorized disclosure of confidential information, regulatory investigations, litigation and reputational harm. Healthcare organizations are frequent targets of cyberattacks, and our security measures may not prevent all incidents.

Environmental liabilities could arise from ownership of real estate.

As an owner of real property, we may be subject to environmental laws that impose liability for the presence or disposal of hazardous substances on our properties, regardless of fault. Environmental remediation costs or liabilities could exceed the value of the affected property, and tenant indemnities may not be enforceable or sufficient.

Risks Relating to Our Industry or Structure

Our substantial indebtedness could adversely affect our financial flexibility.

Our indebtedness could increase vulnerability to economic downturns, require significant cash flow to service debt, limit our ability to obtain additional financing and restrict operational flexibility due to financial covenants. Failure to comply with debt covenants could result in defaults and acceleration of outstanding debt.

We rely on external sources of capital and may be unable to obtain financing on favorable terms.

Our ability to grow our business and refinance existing debt depends on access to capital markets and other sources of financing. Market conditions, investor sentiment and our financial performance may affect our ability to obtain financing. If capital is unavailable or expensive, we may be unable to fund acquisitions, refinance maturing debt or pursue strategic opportunities.

Rising interest rates could increase borrowing costs.

Increases in interest rates could raise the cost of our existing variable-rate debt and future borrowings. Higher borrowing costs could reduce profitability, constrain capital deployment and limit acquisition opportunities.

Future transactions could result in dilution to existing shareholders.

We may pursue equity offerings, joint ventures, mergers or other strategic transactions in order to raise capital or pursue strategic opportunities. These transactions could result in significant dilution to existing shareholders.

We may fail to realize the anticipated benefits of the SunLink merger.

The anticipated strategic and financial benefits of the merger with SunLink may not be realized as expected or may take longer than anticipated. Integration challenges, unexpected liabilities or operational disruptions could reduce the expected benefits of the transaction.

Integration risks and loss of key employees could affect the combined company.

Successfully integrating operations, systems, personnel and business processes following the merger may be complex and costly. The loss of key employees or operational disruptions could negatively impact the combined company’s performance and delay realization of expected synergies.

Risks Relating to Public Company Compliance

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

Risks Related to Our Securities and Organizational Documents

The market price of our securities may be volatile.

The trading price of our securities may fluctuate due to changes in financial performance, general market conditions, industry trends, analyst recommendations and investor sentiment. Stock market volatility may cause significant price fluctuations independent of our operating performance.

Our securities trade on the OTCQB market, which provides limited liquidity.

Our common stock and preferred stock trade on the OTCQB market. Trading on the OTCQB generally results in reduced liquidity, wider bid-ask spreads, lower analyst coverage and fewer institutional investors than trading on a national securities exchange. Limited trading liquidity may adversely affect the market prices of our securities and our ability to raise capital.

The rights of holders of our preferred stock are senior to those of our common shareholders, and the rights among our series of preferred stock are not identical.

Our capital structure includes multiple series of preferred stock with differing rights, preferences and priorities. The rights of holders of our preferred stock may rank senior to the rights of holders of our common stock with respect to dividends, distributions and liquidation proceeds. In addition, the rights of one series of preferred stock may rank senior to, junior to or on parity with another series of preferred stock. As a result, holders of our common stock may not be entitled to receive dividends or liquidation proceeds unless and until the dividend and liquidation preferences of the applicable preferred stock have been satisfied. These preferences may reduce the value of our common stock and may adversely affect the rights of common shareholders in the event of a liquidation, sale of the Company or other corporate transaction.

We are a holding company and depend on dividends and other distributions from our subsidiaries to meet our obligations.

We are a holding company and conduct substantially all of our operations through our subsidiaries. Accordingly, our ability to meet our financial obligations, including debt service, operating expenses and any future dividends or other distributions to shareholders, depends on the receipt of dividends, distributions and other payments from our subsidiaries. The ability of our subsidiaries to make such payments may be restricted by applicable law, contractual obligations, debt covenants, regulatory requirements or the financial condition and operating performance of those subsidiaries. If our subsidiaries are unable to make distributions to us, our liquidity and financial flexibility could be materially adversely affected.

Ownership and transfer restrictions contained in our Charter may restrict acquisitions or transfers of our stock.

Our Charter contains ownership and transfer restrictions that may discourage, delay or prevent a person from acquiring or transferring shares of our stock. These restrictions may limit the ability of shareholders to transfer shares freely, may deter a change in control transaction and may reduce the liquidity or market value of our securities. These provisions may also prevent shareholders from receiving a premium for their shares that might otherwise be offered in connection with a proposed acquisition of the Company.

Provisions of Georgia law and our organizational documents may delay or prevent a change in control that shareholders may consider favorable.

Certain provisions of Georgia law, as well as provisions in our Charter and Bylaws, may have the effect of discouraging, delaying or preventing a change in control or changes in our management, even if some or all of our shareholders believe such a transaction or change would be in their best interests. These provisions may include restrictions on share ownership and transfer, advance notice requirements, provisions relating to the calling of shareholder meetings, and other governance provisions that could make it more difficult for a third party to acquire control of us or for shareholders to effect changes in our Board of Directors or management. These provisions could discourage takeover attempts, reduce the market price of our securities or prevent shareholders from realizing a premium over the market price of their shares.

Transactions we may pursue in the future, including transactions intended to strengthen our capital structure or improve market listing eligibility, may dilute existing shareholders.

We may in the future pursue equity issuances, convertible securities offerings, preferred stock issuances, exchanges, restructurings or other strategic or financing transactions in order to raise capital, repay indebtedness, support operations, pursue acquisitions or improve our capital markets position. Any such transaction could dilute the ownership interests or voting power of existing shareholders, reduce earnings per share or otherwise adversely affect the rights of existing holders of our common stock or preferred stock. If we issue securities with rights, preferences or privileges senior to those of our existing securities, the value of our outstanding securities could be adversely affected.

Shareholders may experience dilution or reduced voting influence as a result of past or future merger and financing transactions.

Past and future merger, acquisition, financing or restructuring transactions may reduce the ownership percentage, economic interest or voting influence of existing shareholders. Shareholders may not realize benefits from such transactions that are commensurate with any dilution they experience. In addition, the market may react negatively to such transactions, which could adversely affect the price of our securities.

General Risk Factors

If we lose key management personnel, we may not be able to successfully manage our business or achieve our objectives, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of December 31, 2025, we have not identified risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For an examination of cybersecurity threats that could potentially have a material impact on us, please refer to Part I, Item 1A., “Risk Factors” –“Cybersecurity incidents or data breaches could disrupt operations and expose us to liability” in this Annual Report.”

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

Item 2. Properties

Owned and Leased Facilities

The following table provides summary information regarding our property portfolio as of December 31, 2025:

Facility Name	Beds/Units	Structure	Operator Affiliation ¹
Alabama
Meadowood Retirement Village	90	Owned	RHP Operations ⁴
Subtotal (1)	90
Georgia
Autumn Breeze Healthcare Center	109	Owned	C.R. Management
Glenvue Health and Rehab	160	Owned	RHP Operations
Southland Healthcare and Rehabilitation Center	126	Owned	RHP Operations
Subtotal (3)	395
North Carolina
Mountain Trace Rehabilitation and Nursing Center	106	Owned	RHP Operations
Subtotal (1)	106
Ohio
Eaglewood Village ³	95	Owned	Aspire Regional Partners
Eaglewood Care Center ³	85	Owned	Aspire Regional Partners
Hearth & Care of Greenfield	50	Owned	Aspire Regional Partners
Covington Care ²	75	Leased	Aspire Regional Partners
The Pavilion Care Center	50	Owned	Aspire Regional Partners
Subtotal (5)	355
South Carolina
Georgetown Healthcare & Rehabilitation	84	Owned	RHP Operations
Sumter Valley Nursing and Rehab Center	96	Owned	RHP Operations
Subtotal (2)	180
Total - All Facilities (12)	1,126

1. Indicates the operator with which the tenant of the facility is affiliated.

2. The Company leases one SNF and subleases it to Aspire Regional Partners.

3. Eaglewood Village and Eaglewood Care Center are co-located.

4. RHP Operations generally utilizes outside third party managers to provide day-to-day management services of the facilities.

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

For a detailed description of the Company’s operating leases, please see Note 8 - Leases to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

For a detailed description of the Company’s related mortgages payable for owned facilities, see Note 10 - Notes Payable and Other Debt to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

Operating Metric (1)	December, 31, 2023	December, 31, 2024	December, 31, 2025
Occupancy (%) (2)	69.8%	68.5%	74.3%

(1)
Excludes three managed facilities in Ohio.
(2)
Occupancy percentages are based on licensed beds.

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown:

		Licensed Beds		Annual Lease Revenue (1)
	Number of Facilities	Number	Percent (%)	Amount ($) '000's	Percent (%)
2028	5	405	100.0%	16,752	100.0%
Total	5	$405	100.0%	$16,752	100.0%

(1)
Straight-line rent.

Corporate Office

Our corporate office is located in Atlanta, Georgia. Effective July 1, 2023, we signed a sublease agreement for approximately 2,000 square feet of office space in Atlanta, Georgia. The sublease term expired on July 31, 2025. On July 30, 2025, the Company entered into a two year lease with the landlord which the lease commenced August 1, 2025 and will expire on July 31, 2027.

Item 3. Legal Proceedings

The Company is party to various legal actions and administrative proceedings that have arisen in the ordinary course of business, including matters relating to prior direct facility operations, current operated facilities, employment matters, staffing-related matters, commercial disputes and other business matters. Litigation and administrative proceedings are inherently uncertain, and there can be no assurance that the resolution of any such matters will not have a material adverse effect on the Company’s business, financial condition or results of operations.

In addition, because the Company owns healthcare properties and in some cases operates facilities directly, and because its tenants and operators conduct business in a highly regulated industry, the Company may from time to time be affected by governmental inquiries, audits, surveys, investigations and other proceedings involving patient care, reimbursement, licensure, labor matters and regulatory compliance.

Certain legal matters, including professional and general liability claims and other contingencies, are described in Note 15 – Commitments and Contingencies to the audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report, and that disclosure is incorporated herein by reference. See also Part I, Item 1A, “Risk Factors,” for a discussion of risks relating to litigation, regulatory matters and other contingencies.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

The Company's common stock and Series A Preferred Stock was listed for trading on the NYSE American under the symbol “RHE” and "RHE-PA," respectively, up until June 11, 2025 when it was delisted as a result of not meeting certain listing requirements. Currently, the Company's common stock and Series A Preferred Stock are listed on the OTC Market under the symbol "RHEP" and "RHEPA," respectively. Based on information supplied from our transfer agent, there were approximately 2,321 shareholders of record of the common stock as of March 01, 2026.

We are a holding company with no significant operations. We rely primarily on dividends and other distributions from our subsidiaries to, among other things, pay dividends on the common stock, and the Series A Preferred Stock, if and to the extent declared by the Board. The ability of our subsidiaries to pay dividends and make other distributions to us depends on their earnings and may be restricted by the terms of certain agreements governing their indebtedness. If our subsidiaries are in default under such agreements, they may not pay dividends or make other distributions to us.

In addition, we may only pay dividends on the common stock and the Series A Preferred Stock if we have funds legally available to pay dividends and such payment is not restricted or prohibited by law, or by the terms of any shares with higher priority with respect to dividends or any documents governing our indebtedness. We are restricted by Georgia law from paying dividends on the common stock and the Series A Preferred Stock if we are not able to pay our debts as they become due in the normal course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy preferential rights of shareholders whose preferential rights are superior to those receiving the dividend. In addition, future debt, contractual covenants or arrangements we or our subsidiaries enter into may restrict or prevent future dividend payments.

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

Issuer Purchases of Equity Securities

In 2025, the Company purchased 511,099 shares of its 12.5% Series B Cumulative Preferred shares for a total cost of approximately $3.6 million. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued. There were no open-market repurchases of the Company's other securities.

For further information, see Note 12 - Common and Preferred Stock to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is to provide investors with management’s perspective on the Company’s financial condition, results of operations, liquidity and capital resources, including known trends, demands and uncertainties that management believes are reasonably likely to affect future performance.

Regional Health Properties, Inc. is a healthcare company that owns, operates and invests in healthcare real estate and operating businesses focused on long-term care, senior housing and pharmacy services. Historically, the Company operated primarily as a healthcare real estate platform that leased skilled nursing and senior housing facilities to third-party operators under long-term triple-net lease arrangements. Over time, and particularly following recent strategic initiatives and acquisitions, the Company has evolved toward a more integrated owner-operator model that combines healthcare real estate ownership with the direct operation of healthcare facilities and related healthcare services. As of December 31, 2025, the Company had investments of approximately $59.9 million in healthcare real estate and operated or leased a portfolio consisting primarily of skilled nursing facilities and senior housing communities located in five states. In addition, following the SunLink merger completed on August 14, 2025, the Company operates a pharmacy business located in Louisiana.

The Company operates through three reportable segments: Healthcare Services, Pharmacy Services and Real Estate. The Healthcare Services segment includes the direct operation of skilled nursing and senior housing communities that provide a range of healthcare and residential services, including sub-acute and post-acute skilled nursing care, intermediate nursing care, rehabilitative therapy, memory care, Alzheimer’s and dementia care, and senior living services. The Pharmacy Services segment includes retail pharmacy products and services, institutional pharmacy services and durable medical equipment. The Real Estate segment consists of investments in skilled nursing and senior housing properties that are leased or subleased to third-party operators under triple-net lease arrangements. These segments reflect the Company’s evolution from a healthcare landlord into a more diversified healthcare company with both real estate and operating capabilities.

The comparability of the Company’s 2025 and 2024 results is significantly affected by our changes in business mix during 2025. First, the SunLink merger added the Pharmacy Services segment beginning on August 14, 2025. Second, several facilities that were leased, subleased or managed in 2024 transitioned to operated status during 2025 and are now included in the Healthcare Services segment. As a result, year-over-year comparisons reflect not only changes in operating performance, but also a meaningful change in segment composition, including increased patient care revenues and patient care expenses in Healthcare Services, the addition of pharmacy revenues and cost of goods sold in Pharmacy Services, and lower rental revenues in Real Estate as certain properties are no longer operated under lease structures.

The Company funds its business and its three reportable segments primarily through operating cash flow, collections of patient, pharmacy and rent receivables, mortgage and other debt financing, asset sales and, when available, proceeds from the sale of securities.

Executive Summary

During 2025, the Company’s operating results were materially influenced by the integration of the SunLink merger, labor cost inflation, the addition of the Pharmacy Services segment and the transition of certain facilities from leased or managed status to operated status. These developments increased consolidated revenues, but also increased operating expenses and working capital requirements.

Management evaluates performance using both consolidated results and the performance of the Company’s three reportable segments. In 2025, Healthcare Services became a larger contributor to consolidated revenues as Georgetown, Southland and Sumter properties transitioned from leased or managed assets into operated facilities. The Real Estate segment continued to contribute recurring rental revenues, although those revenues declined year over year due to the transition of Mountain Trace and other facilities away from lease structures. Beginning in mid-August 2025, the Pharmacy Services segment contributed script volume, pharmacy revenues and related cost of goods sold following the SunLink merger.

Management’s primary operational areas of focus are occupancy and census growth within Healthcare Services, script count and reimbursement collections within Pharmacy Services, and rent collections, tenant credit quality and portfolio optimization within Real Estate. The Company also continues to focus on labor management, cash collections, refinancing activity and the integration of the businesses acquired in the SunLink merger.

Key Segment Operating Metrics

Management evaluates the performance of the Company’s business using selected operating and financial metrics that management believes are most relevant to each of the Company’s three reportable segments.

Healthcare Services

The most important operating metrics for the Healthcare Services segment are occupancy/census, payor mix, labor costs, and accounts receivable collections. Management believes these measures are the primary drivers of patient care revenue, operating margins and cash flow for the facilities the Company operates directly.

Occupancy and census are key indicators of demand and facility utilization. Management also monitors payor mix, including the relative percentage of Medicare, Medicaid, managed care and private-pay residents, because reimbursement rates and margins vary significantly by payor source. In addition, labor costs, including wage rates, agency staffing usage and employee benefit costs, are critical measures of operating performance given the labor-intensive nature of skilled nursing and senior housing operations. Management also closely monitors patient accounts receivable and collection trends, as increases in patient receivables can materially affect the segment’s working capital and liquidity.

Pharmacy Services

The most important operating metrics for the Pharmacy Services segment are script count, reimbursement collections, gross margin, and customer retention. Management believes these measures are the best indicators of the scale, profitability and cash-generation profile of the pharmacy business.

Script count is a key measure of pharmacy volume and operating activity. Management also monitors reimbursement collections and the timing of payment from government and commercial payors, because reimbursement levels and collection timing directly affect revenue realization and working capital. Gross margin is an important measure of the relationship between pharmacy revenues and the cost of pharmaceutical products sold or medicila equipment rented. Customer retention is also a significant operating measure because the stability of institutional and retail customer relationships affects recurring revenue and the long-term growth of the segment.

Real Estate

The most important operating metrics for the Real Estate segment are rent collections, tenant credit quality, lease performance, and portfolio optimization opportunities. Management believes these measures are the most relevant indicators of the segment’s recurring cash flow and asset value. Rent collections are a primary measure of current segment performance because rental income remains the principal source of revenue within the Real Estate segment. Management also monitors tenant credit quality and the financial performance of operators, as tenant distress or weak facility performance can affect rent collections, lease renewals and the recoverability of receivables. In addition, management evaluates lease restructurings, lease terminations and transition opportunities to determine whether a property is best held as a leased asset, transferred to another operator, or operated directly within the Healthcare Services segment. These evaluations are an important part of the Company’s broader portfolio optimization and owner-operator strategy.

Industry Trends

The Company’s operations and those of its tenants continue to be affected by economic and market conditions,

including labor shortages, inflation, supply chain disruptions, interest rate levels and reimbursement pressures. These factors have increased operating costs, particularly labor costs, and in certain cases have affected occupancy, cash collections and the availability of capital.

The Company also continues to operate in an environment in which healthcare labor availability, reimbursement trends and the performance of individual operators can influence whether an asset is best held as a leased property in the Real Estate segment or operated directly through the Healthcare Services segment. Management’s strategic response has included transitioning certain defaulted or underperforming leased facilities back to operated status where the Company believes direct oversight may improve operating performance and value creation. This strategy is consistent with the Company’s broader transition toward a more integrated owner-operator model.

Recent Activities

Effective August 14, 2025, the Company completed its merger with SunLink Health Systems, Inc., with the Company continuing as the surviving corporation. Management believes the merger expanded the Company’s operating platform, adding pharmacy operations and creating opportunities for operational and corporate synergies.

On November 10, 2025, the Company sold the Coosa Valley facility for cash consideration of $10.6 million and recognized a gain on sale of approximately $3.8 million. In addition, during 2025, the Company terminated or transitioned several leases in an effort to maximize the value of owned properties, including Georgetown, Sumter, Southland and Mountain Trace, and in certain cases moved those facilities into the Healthcare Services segment.

Segment Reporting

Management believes the most meaningful way to understand 2025 results is by reference to the Company’s three reportable segments together with the consolidated statement of operations. Healthcare Services results reflect the direct operation of facilities, including the impact of taking back operations at certain properties during 2025. Pharmacy Services results reflect the partial-year contribution from the pharmacy business acquired in the SunLink merger. Real Estate results reflect rental income, credit loss expense and lease-related activity associated with facilities that remained leased or subleased to third-party operators.

At the consolidated level, patient care revenues, pharmacy revenues and patient care expense increased significantly in 2025 due primarily to the expanded Healthcare Services segment and the addition of Pharmacy Services, while rental revenues declined as certain facilities were transitioned out of the Real Estate segment and into operated status. Accordingly, line-item changes in the consolidated statement of operations should be evaluated in light of these changes in segment composition.

Years Ended December 31, 2025 and 2024

The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of change of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our audited consolidated financial statements and the notes thereto, in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000's)	2025	2024	Amount	Percent
Revenues:
Patient care revenues	$36,050	$11,273	$24,777	219.8%
Rental revenues	5,402	7,005	(1,603)	(22.9)%
Pharmacy revenues	11,708	—	11,708	n/m
Other revenues	—	57	(57)	(100.0)%
Total revenues	53,160	18,335	34,825	189.9%
Costs and expenses
Cost of goods sold	6,982	—	6,982	n/m
Patient care expense	30,785	9,442	21,343	226.0%
Facility rent expense	780	594	186	31.3%
Depreciation and amortization	2,063	2,062	1	0.0%
General and administrative expense	12,041	5,408	6,633	122.7%
Loss on lease termination	862	—	862	n/m
Credit loss expense	795	668	127	19.0%
Gain on operations transfer	(106)	—	(106)	n/m
Total costs and expenses	54,202	18,174	36,028	198.2%
Gain on asset sale	(2,706)	—	(2,706)	n/m
Income from operations	1,664	161	1,503	933.5%
Other (income) expense:
Interest expense, net	2,671	2,710	(39)	(1.4)%
Gain on bargain purchase	(5,775)	—	(5,775)	n/m
Other expense, net	1,398	669	729	109.0%
Total other (income) expense, net	(1,706)	3,379	(5,085)	(150.5)%
Net income (loss)	$3,370	$(3,218)	$6,588	(204.7)%

Year Ended December 31, 2025, Compared with Year Ended December 31, 2024:

Patient care revenues Patient care revenues in our Healthcare Services segment, increased by approximately $24.8 million, or 219.8%, to $36.1 million for the year ended December 31, 2025 from approximately $11.3 million for the year ended December 31, 2024. This increase was driven by the Healthcare Services segment and reflects improved patient reimbursement rates and facility census, as well as the transition of Georgetown, Southland and Sumter into operated facilities during 2025.

Rental revenues. Total rental revenue in our Real Estate segment decreased by approximately $1.6 million, or 22.9%, to $5.4 million for the year ended December 31, 2025, compared with $7.0 million for the year ended December 31, 2024. This decrease reflects the transition of Mountain Trace and certain other properties from leased status to operated status, which reduced rental income but increased Healthcare Services patient care revenues and related expenses. See Note 8 – Leases.

Pharmacy revenues. Pharmacy revenues of $11.7 million were for the year ended December 31, 2025 reflect the partial-year contribution of the Pharmacy Services segment following the SunLink merger. Because the Pharmacy Services segment was added in August 2025, there was no comparable pharmacy revenue in 2024.

Cost of goods sold—Cost of goods sold of $7.0 million for the year ended December 31, 2025 relates to the Pharmacy Services segment and reflects the cost of pharmacy products sold or rented during the post-merger period and relates to the Pharmacy Services segment.

Patient care expense—Patient care expense increased by approximately $21.3 million, or 226.0%, to $30.8 million for the year ended December 31, 2025, compared with $9.4 million for the year ended December 31, 2024. This increase was driven primarily by the Healthcare Services segment and reflects the transition of Georgetown, Southland and Sumter into operated facilities, together with increased staff wages and other labor-related operating costs.

Facility rent expense—Facility rent expense increased by $0.2 million, or 31.3%, to $0.8 million for the year ended December 31, 2025, compared with $0.6 million for the year ended December 31, 2024. The increase was driven primarily by additional leased locations and related occupancy costs associated with the Pharmacy Services segment following the SunLink merger.

Depreciation and amortization—Depreciation and amortization remained substantially unchanged at $2.1 million for the years ended December 31, 2025 and December 31, 2024.

General and administrative. General and administrative expense increased by $6.6 million, or 122.7%, to $12.0 million for the year ended December 31, 2025, compared with $5.4 million for the year ended December 31, 2024. The increase reflects the larger scale of the Company following the SunLink merger, the costs of supporting additional operated facilities within the Healthcare Services segment, and the addition of corporate and operating expenses associated with the Pharmacy Services segment.

Credit loss expense—Credit loss expense increased by approximately $0.1 million, or 19.0%, to approximately $0.8 million, for the year ended December 31, 2025, compared with $0.7 million for the year ended December 31, 2024. This increase reflects higher receivable balances associated with the growth of the Healthcare Services segment, together with tenant-related receivable exposure within the Real Estate segment.

Loss on lease termination. The loss on lease termination of $0.9 million for the year ended December 31, 2025 reflects lease-related restructuring activity within the Real Estate segment, including the write-off of straight-line rent associated with terminated lease arrangements.

Gain on asset sale. The gain on asset sale of $2.7 million for the year ended December 31, 2025 reflects the sale of the Coosa Valley facility in November 2025.

Interest expense, net—Interest expense, net decreased by approximately $0.0 million, or 1.4%, to $2.7 million for the year ended December 31, 2025, compared with $2.7 million for the year ended December 31, 2024. The decrease was due primarily to changes in variable-rate debt, including the Mountain Trace and Southland mortgages. See Note 10 – Notes Payable and Other Debt.

Gain on bargain purchase. The gain on bargain purchase of $5.8 million for the year ended December 31, 2025 resulted from the SunLink merger completed on August 14, 2025. See Note 3 – Business Combination.

Other expense, net. Other expense, net was $1.4 million for the year ended December 31, 2025, compared to $0.7 million for the year ended December 31, 2024. The increase was due primarily to legal, advisory and other transaction-related expenses associated with the SunLink merger and the integration of the acquired businesses.

Non-GAAP Financial Measures

The following table summarizes the Company's non-GAAP financial measure of results based on EBITDA for the years ending December 31, 2025 and 2024. EBITDA represents net income (loss) before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA further adjusted to exclude certain items that management does not consider indicative of core operating performance, including stock-based compensation, credit loss expense, loss on lease termination, gain on asset sale, gain on bargain purchase, merger-related costs and certain other non-recurring items. These non-GAAP financial measures are not intended to replace financial performance measures determined in accordance with U.S. GAAP, such as net income (loss). Rather, we present EBITDA and Adjusted EBITDA as supplemental measures of our performance.

	Year Ended December 31,
(Amounts in 000’s)	2025	2024
Net income (loss)	$3,370	$(3,218)
Depreciation and amortization	2,063	2,062
Interest expense, net	2,671	2,710
Amortization of employee stock compensation	233	114
Provision for income tax	—	(18)
EBITDA	8,337	1,650
Credit loss expense	795	668
Loss on lease termination	862	—
Gain (loss) from write-off of liabilities and other credit balances from discontinued operations	—	182
Gain on asset sale	(2,706)	—
Gain on bargain purchase	(5,775)	—
Gain on operations transfer	(106)	—
Merger costs	1,285	—
Other one-time costs	366	587
Project costs	—	89
Tail insurance on legacy facilities	74	318
Adjusted EBITDA from operations	$3,132	$3,494

Liquidity and Capital Resources

The Company’s liquidity profile is determined by the operating performance and working capital needs of the Healthcare Services and Pharmacy Services segments, as well as rent collections, tenant performance and refinancing activity within the Real Estate segment. During 2025, the expansion of operated facilities increased the Company’s use of working capital, particularly accounts receivable, payroll-related expenditures and other operating costs, while the Real Estate segment continued to provide rental income and asset sale proceeds.

The Company’s primary sources of cash include revenues from its healthcare operations, pharmacy operations, rental income, collections of patient, pharmacy and rent receivables, refinancing transactions, debt borrowings and proceeds from asset sales. The Company’s primary uses of cash include salaries, wages and other operating costs of its Healthcare Services and Pharmacy Services segments, facility and rent expenses, debt service, capital expenditures and other working capital needs. Management monitors cash collections, facility-level operating performance, pharmacy reimbursement collections, tenant rent collections, refinancing activity, access to debt markets and access to equity capital as key liquidity drivers. Trading on the OTCQB may limit the Company’s ability to raise equity capital, which could affect future refinancing efforts, growth initiatives and overall financial flexibility.

Short-term Liquidity

Management expects the Company’s short-term liquidity requirements over the twelve months following the filing of this Annual Report will be funded primarily through collections of patient and rent accounts receivable, refinancing activity, including refinancing related to the Southland facility, additional debt borrowings and proceeds from the sale of assets classified as held for sale. The Company’s short-term liquidity continues to be affected by the transition of certain facilities from leased to operated status, which has increased working capital requirements, including payroll, supplies and patient receivables.

Receivables

As of December 31, 2025, we had approximately $8.8 million in gross patient receivables. Our liquidity could be adversely affected if we were to experience significant delays in the receipt of patient care revenues, pharmacy reimbursements or rental income from our operators. Our future liquidity will continue to depend in part on the relative amounts of current assets, principally cash and accounts receivable, and current liabilities, principally accounts payable and accrued expenses. Accordingly, the timing of accounts receivable collections remains an important component of our liquidity management.

Long-term Liquidity

Management expects the Company’s long-term liquidity needs will be funded primarily from cash generated in the ordinary course of business in conjuction with the sale of securities. The Company’s ability to generate long-term liquidity from operations will depend on the operating performance of its Healthcare Services, Pharmacy

Services and Real Estate segments, including occupancy, reimbursement levels, labor costs, pharmacy reimbursement collections, rent collections and overall operating margins. The Company’s ability to raise capital through the sale of securities will depend on market conditions, investor interest, the trading price and liquidity of its securities and its overall financial performance. Because the Company’s securities trade on the OTCQB rather than a national securities exchange, access to equity capital may be more limited than that of issuers listed on a national securities exchange.

Contractual Obligations

The Company’s principal contractual obligations consist of scheduled principal and interest payments on indebtedness, lease obligations and other commitments arising in the ordinary course of business. The Company expects to satisfy these obligations through cash generated in the ordinary course of business and, as needed, through refinancing transactions, asset sales and the sale of securities. The Company’s ability to satisfy these obligations will depend on the future operating performance of its Healthcare Services, Pharmacy Services and Real Estate segments, as well as its ability to access financing and capital markets on acceptable terms.

The following tables provide a summary of our scheduled minimum debt principal payments and maturity payments as of December 31, 2025:

Amounts in (000's)
2026	$4,774
2027	4,983
2028	1,393
2029	1,469
2030	2,044
Thereafter	29,297
Subtotal	43,960
Less: Deferred financing costs	(706)
Less: Unamortized discounts on bonds	(101)
Total notes payable and other debt	$43,153

As of December 31, 2025, the Company was in compliance with the financial and administrative covenants under its outstanding credit instruments, except with respect to the notice of default under one USDA loan and one SBA loan, both secured by the Southland facility.

In addition to debt obligations, we have lease-related commitments, routine purchase obligations and other operating commitments associated with our Healthcare Services and Pharmacy Services segments. We may also have contingent obligations, including indemnification obligations and obligations arising from legal or regulatory matters, which are discussed elsewhere in this Annual Report. Management monitors these obligations together with expected operating cash flows and available liquidity resources in evaluating the Company’s near-term and long-term liquidity position.

Leased and Subleased Facilities to Third-Party Operators

As of December 31, 2025, five facilities (four owned by us and one leased to us) are leased or subleased on a triple net basis, meaning that the lessee (i.e., the third-party operator of the property, or the Company with respect to the operated facilities) is obligated under the lease or sublease, as applicable, for all liabilities of the property with respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.

Future minimum lease receivables for each of the next five years and thereafter ending December 31 are as follows:

(Amounts in 000's)
2026	$3,144
2027	3,167
2028	2,924
Total	$9,235

Cash Flows

During 2025, cash used in operating activities was approximately $2.3 million compared with cash provided by operating activities of approximately $1.9 million in 2024. The year-over-year change primarily reflects higher working capital needs associated with the operation of additional facilities in the Healthcare Services segment, the timing of collections of patient and pharmacy receivables, and the broader operating platform following the SunLink merger. Cash provided by investing activities was approximately $15.1 million in 2025, driven primarily by cash acquired in the SunLink merger and proceeds from the sale of the Coosa Valley facility. Cash used in financing activities was approximately $10.3 million in 2025, driven primarily by mortgage repayments and other debt.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Twelve Months Ended December 31,
(Amounts in 000’s)	2025	2024
Net cash (used in) provided by operating activities	$(2,260)	$1,943
Net cash provided by (used in) investing activities	15,102	(530)
Net cash used in financing activities	(10,250)	(2,125)
Net change in cash and restricted cash	2,592	(712)
Cash and restricted cash at beginning of year	3,472	4,184
Cash and restricted cash, ending	$6,064	$3,472

Year Ended December 31, 2025

Net cash used in operating activities for the year ended December 31, 2025 was approximately $2.2 million. This use of cash was driven primarily by changes in working capital accounts, reflecting the Company’s transition to operating additional facilities during the year, including increased patient receivables, payroll-related expenditures and other operating costs associated with the Healthcare Services segment, together with the addition of working capital needs from the Pharmacy Services segment following the SunLink merger.

Net cash provided by investing activities for the year ended December 31, 2025, was approximately $15.1 million. This source of cash was driven primarily by approximately $6.0 million of cash acquired in the SunLink merger and proceeds from the sale of the Coosa Valley facility.

Net cash used in financing activities for the year ended December 31, 2025 was approximately $10.3 million. This use of cash consisted of debt repayment associated with the Coosa facility facility, routine repayments totaling $1.8 million on our senior debt obligations and other debt payments of approximately $1.1, partially offset by approximately $1.3 million of proceeds from other debt borrowings

Year Ended December 31, 2024

Net cash provided by operating activities for the year ended December 31, 2024 was approximately $1.9 million. This source of cash consisted primarily of non-cash expenses and changes in working capital accounts totaling approximately $5.1 million, partially offset by the Company’s net loss of approximately $3.2 million.

Net cash used in investing activities for the year ended December 31, 2024 was approximately $0.5 million. These expenditures related primarily to capital spending for equipment purchases and completed capital improvement projects.

Net cash used in financing activities for the year ended December 31, 2024 was approximately $2.2 million. This use of cash consisted primarily of routine repayments of approximately $1.4 million on senior debt obligations and other debt payments of approximately $1.2 million, partially offset by approximately $0.4 million in proceeds from other debt borrowings.

Evaluation of the Company’s Ability to Continue as a Going Concern

Under the accounting guidance related to the presentation of financial statements, the Company is required to evaluate, on a quarterly basis, whether or not the entity’s current financial condition, including its sources of liquidity as of the date our consolidated financial statements are issued, will enable the entity to meet its obligations as they come due within one year of the date of the issuance of the Company’s consolidated financial statements and to make a determination as to whether or not it is probable, under the application of this accounting guidance, that Regional Health will be able to continue as a going concern. The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In applying applicable accounting guidance, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, our obligations due over the next twelve months as well as our recurring business operating expenses. We were able to conclude that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of its consolidated financial statements within the parameters set forth in the accounting guidance.

Off-Balance Sheet Arrangements

Guarantee

On November 30, 2018, the Company subleased five of the Company’s facilities located in Ohio (the “Aspire Facilities”) to affiliates of Aspire, pursuant to those subleases (the “Aspire Subleases”), whereby the Aspire affiliates took possession of, and commenced operating, the Aspire Facilities as subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Aspire Facilities are comprised of: (i) a 94-bed skilled nursing facility located in Covington, Ohio (the “Covington Facility”); (ii) an 80-bed assisted living facility located in Springfield, Ohio (the “Eaglewood ALF Facility”); (iii) a 99-bed skilled nursing facility located in Springfield, Ohio (the “Eaglewood Care Center Facility”); (iv) a 50-bed skilled nursing facility located in Greenfield, Ohio (the “H&C of Greenfield Facility”); and (v) a 50-bed skilled nursing facility located in Sidney, Ohio (the “Pavilion Care Facility”). Pursuant to the Aspire Subleases, the Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the consolidated financial statements at December 31, 2025.

Professional and General Liability

As of December 31, 2025, the Company or one of its subsidiaries is a defendant in two professional and general liability action arising from care provided to a former patient at one of its facilities. The plaintiff alleges negligence, including alleged failures to provide adequate and competent staffing, and seeks unspecified actual, compensatory and punitive damages for alleged injuries, pain and suffering, mental anguish and malnutrition. The Company believes this matter is covered by insurance, although any punitive damages that may be awarded would not be covered. The Company intends to defend this matter vigorously. For additional information regarding this and other legal matters, see Note 15 – Commitments and Contingencies to our audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.

Critical Accounting Policies

Preparing our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management bases these estimates and assumptions on historical experience, current facts and circumstances, and various other factors that it believes to be reasonable under the circumstances. Actual results may differ materially from those estimates and assumptions.

We consider an accounting policy to be critical if it requires management to make assumptions that were uncertain at the time the estimate was made and if changes in those assumptions could have a material effect on our financial condition, results of operations or cash flows. Our most critical accounting policies relate to revenue recognition, allowances for credit losses, goodwill and long-lived asset impairment, lease accounting, business combinations and the valuation of contingent liabilities. For a more complete discussion of our significant accounting policies, see Note 1 to our audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.

Revenue Recognition and Allowances

Patient Care Revenue. The Company recognizes patient care revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue from the Company’s Healthcare Services segment is derived from services rendered to patients at the facilities it operates. The Company receives payments for these services from several sources, including (i) the federal government under the Medicare program administered by the Centers for Medicare & Medicaid Services, (ii) state governments under their respective Medicaid and similar programs, (iii) commercial insurers, and (iv) patients and other private payors. A substantial portion of patient care revenue is derived from government reimbursement programs.

The Company determines transaction price based on established billing rates, reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and other implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, Company policies and historical experience. Patient care revenue is recognized as performance obligations that are satisfied over time as services are rendered. The amounts ultimately collected may differ from established billing rates as a result of variable consideration, including changes in reimbursement, settlements, audit adjustments and other retroactive adjustments under governmental or other reimbursement programs. The Company records revenue in the amount it expects to be entitled to receive in exchange for the services provided. Estimated uncollectible amounts due from patients are generally considered implicit price concessions and are recorded as a direct reduction of patient care revenue.

Rental Revenue from Triple-Net Leased Properties. The Company recognizes rental revenue in accordance with ASC 842, Leases. Rental revenue from the Real Estate segment is generated from healthcare properties leased to third-party operators under triple-net lease arrangements. These leases generally provide for fixed minimum rent and may include periodic contractual rent increases. Rental revenue is recognized on a straight-line basis over the noncancelable lease term, including stated rent escalations, when collectability is probable.

Recognition of rental income on a straight-line basis may result in recognized revenue that differs from cash collected during a given period, and such differences are recorded as straight-line rent receivables on the consolidated balance sheets. If collectability of substantially all lease payments is no longer probable, the Company ceases recognizing rental income on a straight-line basis and thereafter recognizes rental income only as cash is collected. In such circumstances, any previously recognized straight-line rent receivable is evaluated for collectability and written off, in whole or in part, if appropriate. See Note 2 – Liquidity and Note 8 – Leases.

Pharmacy Services Revenue. The Company recognizes revenue from its Pharmacy Services segment in accordance with ASC 606. Pharmacy revenue is derived from the dispensing of pharmaceutical products, the provision of related pharmacy services and the sale or rental of durable medical equipment. Revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. In general, each prescription claim or product sale represents a separate performance obligation.

A substantial portion of pharmacy revenue is reimbursed by Medicare Part D, state Medicaid programs and other third-party payors. The Company records pharmacy revenue net of estimated variable consideration, including differences between amounts billed and amounts expected to be reimbursed by governmental and commercial payors. Estimates of variable consideration are based on contractual terms, reimbursement experience and other relevant factors. Accordingly, pharmacy revenues and related receivables are recorded at the amount the Company expects to ultimately collect.

Allowances and Collectability. The Company assesses collectability of its receivables based on the nature of the receivable and the relevant facts and circumstances. For rent receivables, including straight-line rent receivables, and for working capital loans to tenants, the Company evaluates collectability based on several factors, including payment history, the financial condition of the tenant and any guarantors, the value of underlying collateral, and current economic and industry conditions. If the Company determines that collection of amounts due is not probable, it records an allowance or otherwise adjusts the carrying value of the related receivable or loan. Payments received on impaired loans are applied against the related allowance. Changes in the Company’s assumptions or estimates regarding collectability are recognized in the period in which those changes occur. See Note 8 – Leases.

For patient care and pharmacy receivables, the Company evaluates expected credit losses based on historical collection experience, the age of receivables, payor mix, current economic conditions and other relevant factors. As of December 31, 2025 and 2024, the Company recorded reserves of approximately $0.8 million and $0.1 million, respectively, for uncollectible receivables. Accounts receivable, net, totaled $8.0 million at December 31, 2025, compared with $3.4 million at December 31, 2024.

Business Combinations. We account for acquired businesses using the acquisition method of accounting, which requires significant estimates and assumptions in determining the fair value of assets acquired and liabilities assumed as of the acquisition date. These estimates may include the valuation of real estate, intangible assets, assumed debt, working capital balances and contingent liabilities. The results of operations of acquired businesses are included in our consolidated financial statements from the date of acquisition. Changes in estimates or additional information obtained during the measurement period may result in adjustments to the preliminary purchase price allocation.

Advertising Costs. The Company expenses advertising and promotional costs related to its retail pharmacy, institutional pharmacy, and durable medical equipment operations as incurred. Such costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Leasing Costs. The Company evaluates new contracts and contract modifications in accordance with ASC 842 to determine whether an arrangement contains a lease and, if so, the appropriate lease classification. In certain cases, the Company reports revenues and expenses for real estate taxes and insurance when the lessee has not paid those amounts directly to a third party, as required under the applicable lease. The Company expenses leasing costs, other than leasing commissions and other costs that qualify for capitalization under applicable accounting guidance, as incurred. See Note 1 – Summary of Significant Accounting Policies and Note 8 – Leases to the audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.

Asset Impairment

We review the carrying value of long-lived assets that are held and used in our operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. We estimate the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and identified no material asset impairment during the years ended December 31, 2025 and 2024.

We test indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a facility below its carrying amount. We perform annual testing for impairment during the fourth quarter of each year (see Note 7 - Intangible Assets and Goodwill to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report).

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

Income Taxes

As required by ASC Topic 740, “Income Taxes”, we established deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates in effect when such temporary differences are expected to reverse. When necessary, we record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2025, the Company has a valuation allowance of approximately $21.7 million. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. ASC 740 provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

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

In determining the need for a valuation allowance, the annual income tax rate, or the need for and magnitude of liabilities for uncertain tax positions, we make certain estimates and assumptions. These estimates and assumptions are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. Due to certain risks associated with our estimates and assumptions, actual results could differ. Judgment is required in evaluating uncertain tax positions. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the “more-likely-than-not recognition threshold” it is measured to determine the amount of benefit to recognize in the financial statements. The Company classifies unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as liabilities in the consolidated balance sheets. As of December 31, 2025, the Company has a full valuation allowance on all deferred tax balances.

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

To the Board of Directors and Stockholders

Regional Health Properties, Inc.

Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Regional Health Properties, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive earnings, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Acquired Intangible Assets

Description of Matter

As discussed in Note 3 to the consolidated financial statements, Company completed the acquisition of Sunlink Health Systems on August 14, 2025 for total consideration of $7,850. The Company accounted for this transaction under the acquisition method of accounting, and the acquisition resulted in the recording of $2,170 of intangible assets, including trade names, customer relationships, and Medicare licenses. The fair value of the trade name was estimated using a cost based approach, which requires the use of estimates and assumptions related to cost, profit and the obsolescence factor. The fair value of the customer relationships was estimated using an income based approach, which requires the use of estimates and assumptions related to contributory asset charges, revenue attrition rates and income tax rates. The fair value of the Medicare licenses was estimated using the income based approach, which requires the use of estimates and assumptions related to economic life, revenue attrition rates, royalty rates and income tax rates.

The determination of the acquisition date fair value of the intangible assets required the Company to make significant estimates and assumptions. As a result, testing these assumptions, which were used to calculate the fair values, involved a high degree of auditor judgment and effort, including involving the use of our valuation specialists. In addition, the fair values of these intangible assets were challenging to audit due to the sensitivity of the fair value determination to changes in these assumptions

How We Addressed the Matter in Our Audit

Our audit procedures included the following:

•
Obtained an understanding of the internal controls and processes over the valuation of the intangible assets, including management's controls over forecasts of future cash flows and selection of other significant assumptions.

•
Evaluated the reasonableness of management’s forecasts by comparing the forecasts to actual historical results.

•
With the assistance of our valuation specialists, evaluated the valuation methodologies and significant assumptions used by management.

Going Concern

Description of Matter

As described further in Note 2 to the consolidated financial statements, the Company has incurred negative cash flows from operations during the year ended December 31, 2025, and expects to incur additional losses in the future. Currently management’s forecasts and related assumptions illustrate their ability to sufficiently fund operations and satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date.

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

Atlanta Georgia

March 31, 2026

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)

	12/31/2025	12/31/2024
ASSETS
Cash	$3,013	$582
Restricted cash	1,631	1,876
Accounts receivable, net of allowances of $727 and $141	8,025	3,362
Inventory	1,354	—
Notes receivable	644	369
Prepaid expenses and other	1,623	633
Total current assets	16,290	6,822
Property and equipment, net	35,805	33,489
Assets held for sale, net	4,207	10,334
Restricted cash	1,420	1,014
Intangible assets	4,660	2,540
Other assets	3,842	4,681
Goodwill	1,585	1,585
Total assets	$67,809	$60,465
LIABILITIES AND EQUITY
Accounts payable	6,986	3,695
Accrued expenses	7,888	5,414
Other liabilities	867	865
Debt related to assets held for sale, net	3,001	8,234
Current portion of long term debt	5,414	2,202
Total current liabilities	24,156	20,410
Long-term debt, net - less current maturities	34,738	39,285
Operating lease obligation	2,325	1,975
Other liabilities	1,550	1,714
Total liabilities	62,769	63,384
Preferred stock, Series D, no par values, 1,420 shares authorized; 1,405 shares issued and outstanding at December 31, 2025; and no shares issued and no shares outstanding at December 31, 2024	4,691	—
Stockholders' equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 3,946 and 1,890 shares issued and 3,935 and 1,879 shares outstanding at December 31, 2025 and December 31, 2024, respectively	67,296	63,173
Preferred stock, no par value; 5,000 shares authorized (including amounts authorized for Series A, Series B and Series D); shares issued and outstanding designated separately
Preferred stock, Series A, no par value; 559 shares authorized, issued and outstanding at December 31, 2025 and December 31, 2024, with a redemption amount $426 at December 31, 2025 and December 31, 2024	426	426
Preferred stock, Series B, no par value; 2,812 shares authorized; 1,741 and 2,252 shares issued and 1,741 and 2,252 outstanding at December 31, 2025 and December 31, 2024, respectively, with a redemption amount $14,282 and $18,602 at December 31, 2025 and December 31, 2024, respectively	14,382	18,602
Accumulated deficit	(81,777)	(85,120)
Accumulated other comprehensive earnings	22	—
Total stockholders' equity (deficit)	349	(2,919)
Total liabilities, Series D preferred stock and stockholders' equity (deficit)	$67,809	$60,465

ou

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

(Amounts in 000’s, except per share data)

	Year Ended December 31,
	2025	2024
Revenues:
Patient care revenues	$36,050	$11,273
Rental revenues	5,402	7,005
Pharmacy revenues	11,708	—
Other revenues	—	57
Total revenues	53,160	18,335
Expenses:
Cost of goods sold	6,982	—
Patient care expense	30,785	9,442
Facility rent expense	780	594
Depreciation and amortization	2,063	2,062
General and administrative expense	12,041	5,408
Loss on lease termination	862	—
Credit loss expense	795	668
Gain on operations transfer	(106)	—
Total expenses	54,202	18,174
Gain on asset sale	(2,706)	—
Income from operations	1,664	161
Other (income) expense:
Interest expense, net	2,671	2,710
Gain on bargain purchase	(5,775)	—
Other expense, net	1,398	669
Total other (income) expense, net	(1,706)	3,379
Net income (loss)	3,370	(3,218)
Preferred stock dividends	(603)	—
Deemed contribution related to Preferred Series B purchases	278	—
Net profit (loss) attributable to Regional Health Properties, Inc. common stockholders	3,045	(3,218)
Unrecognized net gain on pension assets	22	—
Comprehensive income	$3,067	$(3,218)
Net profit (loss) per share of common stock attributable to Regional Health Properties, Inc.:
Basic	$1.09	$(1.73)
Diluted	$1.09	$(1.73)
Weighted average shares of common stock outstanding:
Basic	2,805	1,858
Diluted	2,805	1,858

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

	Temporary Equity		Stockholders' Equity (Deficit)
	Shares of Preferred Stock D	Preferred Stock D, no par value	Shares of Common Stock Outstanding	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock
Balance, December 31, 2023	—	$—	1,839	560	2,252	(11)
Restricted stock issuance	—	—	65	—	—	—
Forfeiture of stock-based awards	—	—	(25)	—	—	—
Balances, December 31, 2024	—	$—	1,879	560	2,252	(11)
Common stock issued in connection with Preferred Stock Series B dividends	—	—	250	—	—	—
Restricted stock issuance	—	—	165	—	—	—
Exercise of stock options	—	—	48	—	—	—
Repurchase of Preferred B Shares	—	—	—	—	(511)	—
Acquisition of SunLink	1,405	4,691	1,593	—	—	—
Balances, December 31, 2025	1,405	4,691	3,935	560	1,741	(11)

	Stockholders' Equity (Deficit)
	Common Stock and Additional Paid-in Capital	Preferred Stock A, no par value	Preferred Stock B, no par value	Accumulated Deficit	Accumulated other comprehensive earnings	Total
Balance, December 31, 2023	$63,059	$426	$18,602	$(81,902)	$—	$185
Stock-based compensation, net of forfeitures	114	—	—	—	—	114
Net loss	—	—	—	(3,218)	—	(3,218)
Balances, December 31, 2024	$63,173	$426	$18,602	$(85,120)	$—	$(2,919)
Stock-based compensation, net of forfeitures	233	—	—	—	—	233
Common stock issued in connection with Preferred Stock Series B dividends	603	—	—	(603)	—	—
Exercise of stock options	129	—	—	—	—	129
Repurchase of Preferred B Shares	—	—	(4,220)	576	—	(3,644)
Acquisition of SunLink	3,158	—	—	—	—	3,158
Unrecognized net gain on pension assets	—	—	—	—	22	22
Net income	—	—	—	3,370	—	3,370
Balances, December 31, 2025	$67,296	$426	$14,382	$(81,777)	$22	$349

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in 000’s)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$3,370	$(3,218)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,063	2,062
Gain on bargain purchase	(5,775)	—
Stock-based compensation expense	233	114
Rent expense less than cash paid	(385)	(44)
Rent revenue in excess of cash received	788	(535)
Amortization of deferred financing costs, debt discounts and premiums	173	74
Gain on asset sale	(2,706)	—
Gain on operations transfer	(106)	—
Loss on lease termination	862	—
Pension benefit adjustment	22	—
Credit loss expense	795	668
Changes in operating assets and liabilities:
Change in inventory	(42)	—
Accounts receivable	(3,608)	(1,718)
Prepaid expenses and other assets	(730)	1,692
Accounts payable and accrued expenses	2,948	2,556
Other liabilities	(162)	292
Net cash (used in) provided by operating activities	(2,260)	1,943
Cash flows from investing activities:
Proceeds from the sale of property and equipment, net	9,996	—
Cash acquired from merger	5,975	—
Purchase of property and equipment	(869)	(530)
Net cash provided by (used in) investing activities	15,102	(530)
Cash flows from financing activities:
Payment of senior debt	(1,789)	(1,402)
Payment of other debt	(1,141)	(1,153)
Payoff of debt for asset held for sale	(5,234)	—
Repurchase of Preferred B Shares	(3,644)	—
Proceeds from the exercise of stock options	129	—
Proceeds from other debt	1,429	430
Net cash used in financing activities	(10,250)	(2,125)
Net change in cash and restricted cash	2,592	(712)
Cash and restricted cash, beginning	3,472	4,184
Cash and restricted cash, ending	$6,064	$3,472

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

	Year Ended December 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash interest paid	$2,530	$2,652
Supplemental disclosure of non-cash activities:
Vendor-financed insurance	836	1,036
Building improvements financed with note payable	—	126
Preferred stock dividends paid in common stock	603	—
Issuance of Series D Preferred Shares	4,691	—
Common shares issued for merger	3,158	—

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Regional Health Properties, Inc. is a healthcare company that owns, operates and invests in healthcare real estate and operating businesses focused on long-term care, senior housing and pharmacy services. Historically, the Company operated primarily as a healthcare real estate platform that leased skilled nursing and senior housing facilities to third-party operators under long-term triple-net lease arrangements. Over time, and particularly following recent strategic initiatives and acquisitions, the Company has evolved toward a more integrated healthcare operating model that combines healthcare real estate ownership with the direct operation of healthcare facilities and related healthcare services.

Through its subsidiaries, the Company owns and operates skilled nursing and senior housing communities that provide a range of healthcare and residential services, including sub-acute and post-acute skilled nursing care, intermediate nursing care, rehabilitative therapy, memory care, Alzheimer’s and dementia care and senior living services. In addition to operating healthcare facilities, the Company owns healthcare real estate that is leased to third-party operators pursuant to triple-net lease arrangements.

As part of the SunLink merger described below, the Company also acquired a pharmacy business located in Crowley, Louisiana that provides retail pharmacy services, institutional pharmacy services and durable medical equipment. The pharmacy business expands the Company’s participation across the care continuum and provides additional operating capabilities that complement its healthcare facility operations.

The Company currently operates across six states, with the majority of its facilities located in the Southeastern United States. The Company has three reportable segments: (i) Healthcare Services, which consists of the operation of skilled nursing and senior housing communities; (ii) Pharmacy Services, which consists of retail and institutional pharmacy services and durable medical equipment; and (iii) Real Estate, which consists of the leasing and subleasing of healthcare properties to third-party tenants. These segments reflect the Company’s evolution from a healthcare landlord into a more diversified owner-operator with both real estate and operating capabilities.

On August 14, 2025, the Company completed its previously announced merger with SunLink Health Systems, Inc. (“SunLink”), pursuant to which SunLink merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). See Note 3 – Business Combination.

As of December 31, 2025, the Company’s common stock and Series A Redeemable Preferred Stock trade on the OTCQB under the symbols “RHEP” and “RHEPA,” respectively. In addition, the Company’s 12.5% Series B Cumulative Redeemable Preferred Shares and Series D 8% Cumulative Convertible Redeemable Participating Preferred Shares are quoted on the OTCQB under the symbols “RHEPB” and “RHEPZ,” respectively.

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

Advertising Expense

The Company expenses advertising and promotional costs related to its retail pharmacy, institutional pharmacy, and durable medical equipment operations as incurred. Such costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

The Company has evaluated and concluded that as of December 31, 2025 and December 31, 2024, the Company has no relationship with a VIE in which it is the primary beneficiary required to consolidate the entity.

Cash and Restricted Cash

Certain cash and amounts are restricted for specific purposes such as (i) mortgage escrow requirements; (ii) reserves for capital expenditures on United States Housing and Urban Development (“HUD”) insured facilities; and (iii) collateral for other debt obligations.

Revenue Recognition and Allowance for Credit Losses

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, and ASC Topic 842, Leases, as applicable to the nature of the underlying revenue-generating activity. Revenue is recognized in an amount that reflects the consideration the Company expects to receive in exchange for goods or services transferred to customers or, in the case of lease arrangements, in accordance with the terms of the applicable lease agreements. The Company’s revenues are derived primarily from (i) patient care and other healthcare services provided through its Healthcare Services segment, (ii) pharmacy goods and services and durable medical equipment provided through its Pharmacy Services segment, and (iii) rental income from healthcare properties leased to third-party operators through its Real Estate segment. The Company evaluates the collectability of receivables and records allowances for credit losses and other valuation adjustments in accordance with ASC Topic 326, Financial Instruments—Credit Losses.

Patient Care Revenue. Revenue from the Healthcare Services segment is derived from services rendered to residents and patients at the Company’s skilled nursing and senior housing communities. The Company receives payment for these services from several sources, including: (i) the federal government under the Medicare program administered by the Centers for Medicare & Medicaid Services (“CMS”), (ii) state governments under their respective Medicaid and similar programs, (iii) commercial insurers and managed care organizations, and (iv) private pay residents and other individual patients. The transaction price is based on established billing rates, reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients, and other implicit price concessions. The Company recognizes revenue in the amount it expects to be entitled to receive in exchange for the services provided, including variable consideration for estimated retroactive reimbursement adjustments, if any. Performance obligations are satisfied over time as services are rendered to residents and patients. Amounts assessed as uncollectible from residents and patients are generally recorded as implicit price concessions and reflected as a direct reduction of patient care revenue.

Pharmacy Services Revenue. Revenue from the Pharmacy Services segment is derived primarily from the sale of pharmacy products and the provision of pharmacy-related services, including retail pharmacy services, institutional pharmacy services, and durable medical equipment. Revenue is recognized when control of the promised goods or services is transferred to the customer, generally on the date the applicable goods are dispensed or delivered and services are provided. Each prescription claim or sale represents a separate performance obligation. Significant portions of Pharmacy Services revenue are reimbursed by the federal Medicare Part D program and, to a lesser extent, state Medicaid programs and other third-party insurance payors. The Company records Pharmacy Services revenue at amounts billable to patients or payors, adjusted at the time of revenue recognition for estimates of variable consideration arising from anticipated differences between billed charges and amounts expected to be reimbursed. Accordingly, Pharmacy Services revenue and related receivables are reported at the net amount the Company expects to ultimately realize from patients, governmental programs, and other third-party payors.

Rental Revenue. Revenue from the Real Estate segment is recognized in accordance with ASC Topic 842, Leases. The Company’s triple-net leases generally provide for fixed rental payments and may include periodic and determinable increases in rent. Rental revenue is recognized on a straight-line basis over the non-cancelable lease term when collectability of substantially all lease payments is probable. The recognition of rental income on a straight-line basis may result in revenues recognized in advance of contractual cash receipts, creating straight-line rent receivables that are included in other assets on the consolidated balance sheets. If collectability of lease payments is no longer considered probable, the Company ceases recognition of rental income on a straight-line basis, limits future rental revenue recognition to cash received, and writes off or reserves against any existing straight-line rent receivables or other related balances, as appropriate.

Receivables and Allowance for Credit Losses. The Company measures financial assets carried at amortized cost, including trade accounts receivable, tenant receivables, straight-line rent receivables, and certain other financing-related receivables, at the net amount expected to be collected in accordance with ASC Topics 326 and 842, accordingly.

In estimating expected credit losses, the Company evaluates relevant available information, including historical collection experience, the age of receivables, current collection trends, the financial condition and credit quality of patients, customers, tenants, and payors, the nature and level of any collateral or guarantees, and current and reasonable and supportable forecasts of future economic conditions. Expected credit losses are measured over the contractual life of the asset, adjusted for expected prepayments when appropriate.

For patient care receivables in the Healthcare Services segment, the Company considers the payer mix, the aging of receivables, historical collections, and expected reimbursements from Medicare, Medicaid, managed care, and private-pay sources. Amounts due from residents and patients that are not expected to be collected are generally treated as implicit price concessions and recorded as reductions of patient care revenue. To the extent a receivable is established and collection subsequently becomes not probable due to a change in circumstances, the Company records an allowance for credit losses or bad debt expense, as appropriate.

For Pharmacy Services receivables, the Company evaluates concession allowances and expected credit losses based on historical collection trends, customer and payor mix, the age and nature of receivables, and current and expected future economic conditions. Pharmacy accounts receivable are presented net of estimated variable consideration and expected credit losses, such that the reported balance reflects the amount expected to be ultimately collected.

For Real Estate receivables, including straight-line rent receivables and working capital or other tenant-related receivables, the Company assesses collectability based on the tenant’s payment history, financial condition, the strength of any guarantors, the value of underlying collateral, lease-level operating performance, and broader economic conditions. If facts and circumstances indicate that amounts due may not be collectible, the Company records an allowance for credit losses or, if collectability of lease payments is no longer probable, adjusts rental revenue recognition prospectively to a cash basis.

Changes in estimates regarding variable consideration, contractual adjustments, implicit price concessions, or expected credit losses are recognized in the period in which the change in estimate becomes known.

Activity in the allowance for credit losses in the Real Estate segment for the years ended December 31, 2025 and December 31, 2024 included the following:

Real Estate
(Amounts in 000’s)
December 31, 2023 balance	$—
Credit loss expense	370
Write offs	(299)
December 31, 2024 balance	71
Credit loss expense	200
Write offs	(200)
December 31, 2025 balance	$71

Activity in the allowance for credit losses in the Healthcare segment for the years ended December 31, 2025 and December 31, 2024 included the following:

Healthcare
(Amounts in 000’s)
December 31, 2023 balance	$2,040
Credit loss expense	298
Write offs	(2,268)
December 31, 2024 balance	70
Credit loss expense	595
Write offs	(264)
December 31, 2025 balance	$401

Activity in the allowance for credit losses in the Pharmacy segment for the year ended December 31, 2025 included the following:

Pharmacy
(Amounts in 000’s)
Balance acquired at acquisition	$239
Concession allowances expense	95
Write offs	(79)
December 31, 2025 balance	$255

As of December 31, 2025 and December 31, 2024, the Company reserved for approximately $0.8 million and $0.1 million, respectively, of uncollected receivables. Accounts receivable, net totaled $8.0 million at December 31, 2025, $3.4 million at December 31, 2024, and $1.4 million at December 31, 2023.

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	December 31, 2025	December 31, 2024
Gross receivables
Real Estate Services	$679	$1,576
Healthcare Services	5,049	1,927
Pharmacy Services	3,024	—
Subtotal	8,752	3,503
Allowance
Real Estate Segment	(71)	(71)
Healthcare Services	(401)	(70)
Pharmacy Segment	(255)	—
Subtotal	(727)	(141)
Accounts receivable, net of allowance	$8,025	$3,362

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

Prepaid Expenses and Other

As of December 31, 2025 and December 31, 2024, the Company had $1.6 million and $0.6 million, respectively, in prepaid expenses and other, which primarily relate to insurance for the facilities we operate, directors’ and officers’ insurance, and mortgage insurance premiums.

Inventory

As of December 31, 2025, the Company had $1.4 million in inventory of the Pharmacy Services segment. Inventory consists of pharmacy supplies, which are stated at the lower of cost (standard cost method), or net realizable value. Use of this method does not result in a material difference from the methods required by GAAP.

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

Beacon Health Management. Under the Operations Transfer Agreement for Lumber City, Beacon Health and the Company entered into a promissory note in the amount of $0.5 million. Under the terms of this promissory note, the balance was to be paid over 24 months in the amount of $24,000 per month, and the principal balance to accrue interest at the rate of 8% annually. In September 2024, the Company wrote off $0.4 million of the promissory note as a credit loss expense. For the year ended December 31, 2025, no payments were received against the promissory note. As of December 31, 2025 and December 31, 2024, the principal note receivable balance remaining was $0.2 million and $0.2 million, respectfully.

In August 2023, the Company and its former tenant, SL SNF, LLC, entered into a lease amendment (the “Amendment”) regarding the Southland facility. The amendment reduces the monthly rent to $43,000 effective April 1, 2023 and includes a $0.3 million promissory note (the “Promissory Note”). The lease termination date under the amendment is October 31, 2024. Under the terms of the Promissory Note, the principal sum plus all accrued interest, accruing on the unpaid principal balance at a rate of 8% per annum, is due and payable on December 1, 2024, with minimum monthly payments of principal and interest of $18,353 per month beginning on July 1, 2023. For the year ended December 31, 2025, no payments were received against the Promissory Note. As of December 31, 2025 and December 31, 2024, the principal note receivable balance remaining was $0.2 million and $0.2 million, respectfully.

Coosa Valley. In November 2025, C.R. of Coosa Valley, LLC ("Coosa Valley") executed a secured promissory note (the "Secured Promissory Note") payable to the Company with a principal amount of $275 thousand, interest rate at 6% per annum and a monthly payment of $10,000. The principal and accrued interest shall be due and payable by November 30, 2027. As of December 31, 2025, the Secured Promissory Note balance remaining was $0.3 million .

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

Assets Held for Sale and Discontinued Operations

The Company may decide to sell properties that are held for use. The Company records these properties as assets held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Assets classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell, an impairment expense is recognized. The Company estimates fair value, less estimated closing costs, based on similar real estate sales transactions. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 and 3 inputs. Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See Note 6 – Assets Held for Sale for additional details on assets held for sale as of December 31, 2025 and December 31, 2024. Any debt related to assets held for sale or sold during the period are classified as debt related to assets held for sale for the current and prior periods presented in the accompanying consolidated financial statements.

Assets held for sale are presented as discontinued operations in all periods presented if the disposition represents a strategic shift that has, or will have, a major effect on the Company's financial position or results of operations. This includes the net gain (or loss) upon disposal of property held for sale, the property's operating results, depreciation and interest expense.

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or financing lease. As of December 31, 2025, the Company’s leased facility is accounted for as an operating lease. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

The Company assesses any new contracts or modification of contracts in accordance with ASC 842, Leases, to determine the existence of a lease and its classification. We are reporting revenues and expenses for real estate taxes and insurance where the lessee has not made those payments directly to a third party in accordance with their respective leases with us.

The following table summarizes real estate tax recognized on our consolidated statement of operations and comprehensive earnings in “General and administrative expense” for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(Amounts in 000’s)	2025	2024
Rental revenues	$329	$346
Other operating expenses	$329	$346

Accounts Payable

The following table presents the Company's accounts payable for the periods presented:

(Amounts in 000’s)	December 31, 2025	December 31, 2024
Real Estate Services	$615	$2,008
Healthcare Services	5,415	1,687
Pharmacy Services	956	—
Total accounts payable	$6,986	$3,695

Other Liabilities - long term

As of December 31, 2025 and December 31, 2024, the Company had $1.6 million and $1.7 million, respectively, in Other long-term liabilities; which mainly represent lease deposits held and lease payables.

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

The Company's indefinite-lived intangibles consist primarily of values assigned to CON/bed licenses that are separable from the buildings, as well as a trade name of $0.7 million acquired in connection with the merger with SunLink Health Systems, Inc. and attributable to the Carmichaels Cashway Pharmacy specialty pharmacy operations. The Company also acquired finite-lived intangibles in connection with the SunLink merger, including customer relationships of $1.0 million and Medicare licenses of $0.5 million, both of which are amortized over their respective useful lives. The Company does not amortize goodwill or indefinite-lived intangibles. The Company's goodwill is related to certain property acquisitions but is evaluated for impairment on the operator level. On an annual basis, the Company evaluates the recoverability of all indefinite-lived intangibles, including the pharmacy trade name, and goodwill by performing an impairment test. The Company performs its annual test for impairment during the fourth quarter of each year or more frequently if events and circumstances indicate that goodwill or any indefinite-lived intangible might be impaired. For the years ended December 31, 2025 and December 31, 2024, the test results indicated no impairment necessary.

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

Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

(Amounts in 000’s)	December 31, 2025	December 31, 2024
Stock options	—	48
Common Stock warrants - employee	—	15
Total shares	—	63

Other expense, net

For the years ended December 31, 2025 and 2024 these costs represent transaction costs, see Note 3 - Business Combination for more information.

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

Judgment is required in evaluating uncertain tax positions. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is measured to determine the amount of benefit to recognize in the financial statements. The Company classifies unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as liabilities in the consolidated balance sheets. As of December 31, 2025 and 2024, the Company has a full valuation allowance on all deferred tax balances.

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

Insurance

The Company maintains insurance for professional and general liability claims for its Healthcare Services segment and Pharmacy segments and maintains coverage amounts that are required by its mortgage lenders. The Company elects to maintain a high deductible policy for working compensation. In addition, the Company maintains certain other insurance programs, including commercial general liability, property, casualty, directors’ and officers’ liability, crime, and employment practices liability.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public company to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. A public company with a single reportable segment is required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-07 did not have a material impact on the Company's consolidated financial statements. See Note 11 – Segment Results for more information.

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

Recent Accounting Pronouncements

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which aims to: (i) specify form and content choices for interim financial statements and accompanying notes; (ii) add a comprehensive list of required disclosures from numerous Codification Topics to Topic 270; and (iii) introduce a disclosure principle requiring events since the end of the previous annual reporting period to be disclosed if they materially effect the entity. ASU 2025-11 is effective for interim periods in fiscal years beginning after December 14, 2027, with early adoption permitted. The Company is currently evaluating the impact that ASU 2025-11 will have on its consolidated financial statement disclosures.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company's financial statements.

NOTE 2. LIQUIDITY

Overview

The Company’s liquidity profile is influenced by the operating performance and working capital needs of its Healthcare Services and Pharmacy Services segments, as well as rent collections, tenant performance and refinancing activity within its Real Estate segment. During 2025, the expansion of operated facilities increased the Company’s use of working capital, particularly accounts receivable, payroll-related expenditures and other operating costs, while the Real Estate segment continued to provide rental income and asset sale proceeds. As of December 31, 2025, the Company held approximately $3.0 million in unrestricted cash and $8.0 million in net accounts receivable, primarily comprised of Healthcare Services and Pharmacy Services patient accounts receivable. In addition, on August 14, 2025, the Company completed its merger with SunLink, which provided approximately $6.0 million of acquired unrestricted cash. See Note 3 – Business Combination.

The Company also experienced changes in its listing status during 2025. Until February 5, 2025, the Company’s common stock and Series A Preferred Stock were listed on the NYSE American under the ticker symbols “RHE” and “RHE-PA,” respectively. Trading was suspended on that date due to noncompliance with listing standards. On June 11, 2025, the NYSE American formally delisted both securities. They now trade on the OTCQB under the symbols “RHEP” and “RHEPA,” respectively. Trading on the OTC Markets presents challenges, including reduced liquidity, wider bid-ask spreads, limited analyst coverage and greater regulatory burdens on broker-dealers, which may further discourage trading activity. These limitations could depress trading prices and negatively impact the Company’s ability to raise capital through equity or debt offerings.

Short-term Liquidity

Management expects that the Company’s short-term liquidity requirements over the twelve months following the issuance of these consolidated financial statements will be funded primarily through collections of patient and rent accounts receivable, refinancing activity, including refinancing related to the Southland facility, additional debt borrowings and proceeds from the sale of assets classified as held for sale. Regional has committed to a plan to sell an additional asset classified as held for sale to generate additional liquidity in support of operations and potential investment opportunities. See Note 6 – Assets Held for Sale.

During the year ended December 31, 2025, the Company used $2.3 million of cash in operating activities, largely due to working capital needs and timing differences in accounts payable and accrued expense payments. Management continues to focus on collections of aged patient receivables and on stabilizing the operating performance of the Company’s Healthcare Services and Pharmacy Services segments. The Company’s short-term liquidity continues to be affected by the transition of certain facilities from leased to operated status, which has increased working capital requirements, including payroll, supplies and patient receivables.

The Company’s future short-term liquidity will also depend on the financial performance of the Company’s leased facilities and the facilities managed by CJM Advisors, including Georgetown, Glenvue, Mountain Trace, Southland and Sumter, as well as the performance of the Pharmacy Services business. In addition, the Real Estate segment consists of leases to one operator. Aspire Regional Partners, through a group of affiliated tenants, leases five facilities. The Company therefore depends on tenants affiliated with Aspire for all of its rent revenues, and there can be no assurance that such tenants will have sufficient assets, income or access to financing to enable them to make rental payments or otherwise satisfy their lease obligations.

Long-term Liquidity

Management expects that the Company’s long-term liquidity needs will be funded primarily from cash generated in the ordinary course of business and, as needed, from the sale of securities. The Company’s ability to generate cash from operations on a long-term basis will depend on the operating performance of its Healthcare Services, Pharmacy Services and Real Estate segments, including occupancy, reimbursement levels, labor costs, pharmacy reimbursement collections, rent collections and overall operating margins.

The Company’s ability to raise capital through the sale of securities will depend on market conditions, investor interest, the trading price and liquidity of its securities and its overall financial performance. Because the Company’s securities trade on the OTCQB rather than a national securities exchange, access to equity capital may be more limited than that of issuers listed on a national securities exchange. Accordingly, there can be no assurance that long-term liquidity from the sale of securities will be available on acceptable terms, if at all.

Debt

On October 25, 2024, the Company received a notice of acceleration and demand for payment from the lender of the Southland facility stating that covenants under the deed of trust had been violated for failure to pay principal and interest. The lender accelerated the maturity dates and demanded immediate payment in full of the loans, together with unpaid interest and late fees.

On November 8, 2024, the Company obtained a $0.5 million line of credit with Exchange Bank. The line of credit accrues interest at 7.75% per annum, with interest-only payments payable monthly. As of December 31, 2025, the amount borrowed under the line of credit was paid back due to the sale of Coosa Valley.

On November 22, 2024, the Company and Erin Property Holdings, LLC entered into two Forbearance Agreements with Cadence Bank, N.A. relating to certain defaults under the loan agreements in the principal amounts of $5.0 million due July 27, 2036 and $0.8 million due July 27, 2036. Pursuant to the Forbearance Agreements, the borrower agreed to make specified payments toward the outstanding notes and related fees, and the lender agreed, subject to the terms and conditions of the agreements, to forbear from exercising its rights and remedies during the forbearance period.

On February 27, 2025, the Company entered into a second amendment to the Forbearance Agreements extending the expiration date to February 1, 2027. During the forbearance period, the Company and the borrower are required to continue making monthly principal and interest payments in accordance with the terms of the notes, with interest continuing to accrue. The remaining balances of the USDA Note and SBA Note, together with all principal, interest, late charges and statutory attorneys’ fees, will be due at the end of the forbearance period.

For the years ended December 31, 2025 and 2024, the Company did not refinance any other debt and did not modify any debt. As of December 31, 2025, the Company had $43.2 million in indebtedness, net of $0.9 million of deferred financing costs and unamortized discounts. The Company anticipates net principal repayments of approximately $8.4 million during the next twelve-month period, including approximately $1.4 million of routine debt service amortization, approximately $3.9 million of Southland debt classified as current due to the lender’s forbearance, $3.0 million related to the maturity of the Meadowood mortgage and approximately $0.2 million of bond debt. For further information, see Note 10 – Notes Payable and Other Debt.

Debt Covenant Compliance

As of December 31, 2025, the Company was in compliance with the financial and administrative covenants related to its outstanding credit facilities, except with respect to the Southland-related USDA and SBA notes that are subject to the forbearance arrangements described above. Management continues to monitor compliance closely and evaluate refinancing and other liquidity alternatives.

Operational Liquidity

For the years ended December 31, 2025 and 2024, the Healthcare Services segment generated operating profit of $0.9 million and an operating loss of $0.7 million, respectively. In addition, gross accounts receivable for the segment increased to $5.0 million in 2025 from $1.9 million in 2024, reflecting the expansion of operated facilities. As described in more detail in Note 8 – Leases, the Company terminated a master lease and, as of December 31, 2025 and 2024, operated three and two facilities, respectively.

Evaluation of the Company’s Ability to Continue as a Going Concern

Under applicable accounting guidance, the Company is required to evaluate, on a quarterly basis, whether its current financial condition, including its sources of liquidity as of the date the consolidated financial statements are issued, will enable it to meet its obligations as they come due within one year after the date the consolidated financial statements are issued. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

In performing this evaluation, management considered the Company’s current financial condition and liquidity sources, including unrestricted cash, forecasted future cash flows, anticipated collections of receivables, expected refinancing activity, expected debt borrowings, anticipated proceeds from assets held for sale and the Company’s obligations due within the next twelve months, together with recurring operating expenses. Based on this evaluation, management concluded that it is probable that the Company will be able to meet its obligations arising within one year after the date these consolidated financial statements are issued.

NOTE 3. BUSINESS COMBINATION

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

Pursuant to the Merger Agreement, at the effective time of the merger (the “Effective Time”), each five shares of common stock, no par value per share, of SunLink (“SunLink common stock”) issued and outstanding immediately prior to the Effective Time (other than excluded shares (as defined in the Merger Agreement)) were converted into the right to receive (i) 1.1330 validly issued, fully paid and nonassessable shares of the Company's common stock, and (ii) one validly issued, fully paid and nonassessable share of Series D Preferred Stock, no par value per share. Holders of SunLink common stock will receive cash (without interest) in lieu of fractional shares of the Company's common stock or Series D preferred stock in accordance with the terms of the Merger Agreement. The total aggregate consideration paid in the merger was 1,595,400 shares of the Company's common stock and 1,405,609 shares of Regional Series D preferred stock.

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
A combination of the income, cost, and market approaches were used to determine the value of property and equipment, trademarks and trade name, client relationships, and Medicare license, as applicable. The income approach determines the fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Projected cash flows for each asset considered multiple factors, including current Fair Measurements and Disclosure. The cost approach utilizes assumptions for the cost to replace, timing, and resources required, as well as profit margin and opportunity costs. The market approach seeks to determine the current value of an asset by reference to recent comparable transactions involving the sale of similar assets. Adjustments may need to be made to those recorded transactions in order to account for any significant differences between the assets being valued. As of December 31, 2025, the calculation and allocation of the purchase price to tangible and intangible assets and liabilities is preliminary, as the Company is still in the process of accumulating all of the required information to finalize the opening balance sheet and calculations of intangible assets.

Purchase Price Allocation

The consolidated financial information reflects a gain on bargain purchase because the estimated fair value of the identifiable net assets acquired exceeds the estimated purchase price consideration.

At the Merger, 1,595,400 Shares of Regional Health common stock and 1,405,609 Regional Series D preferred stock were issued. The Regional Health common stock at the merger was valued at the closing trading on the closing date. The new Regional Health Series D preferred stock was valued by an independent valuation firm. The total value of the Regional equity exchanged for the SunLink shares, was as follows:

Share type	Shares	Price per share	Total
Common	1,595,400	$1.98	$3,159
Preferred D	1,405,609	$3.34	4,691
	Total consideration transferred to SunLink holders		$7,850

A bargain purchase of $5,775 thousand was recognized for the merger because the fair value of identifiable net assets exceeded the purchase price consideration. A summary of the fair value consideration transferred for the Merger and the preliminary allocation to the fair value of the assets and liabilities of SunLink follows:

Regional common stock issued to SunLink shareholders	$3,159
Regional Series D preferred stock issued to SunLink shareholders	4,691
Fair value of consideration transferred	7,850
Property and equipment, net	3,159
Cash	5,975
Receivables, net	2,853
Prepaids and other assets	874
Inventory	1,402
Intangible assets	2,170
ROU operating lease assets	593
Estimated fair value of total assets acquired	17,026
Accounts payable	1,032
Operating lease obligation	594
Accrued expenses and other liabilities	1,775
Fair value of total	3,401
Fair value of net assets acquired	13,625
Gain on bargain purchase	$(5,775)

Acquisition-related costs (included in other expense in Regional's consolidated statement of operations and comprehensive earnings) were $1.3 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively.

The amounts of SunLink’s revenues and net income (loss) included in Regional Health’s consolidated statement of operations and comprehensive earnings for the year ended December 31, 2025, and the revenue and net income (loss) of the combined entity had the acquisition date been January 1, 2024 are:

(Amounts in 000's)	Revenues	Net Income (Loss)
Actual from August 15, 2025 to December 31, 2025	$11,722	$(191)
(1) Supplemental pro forma from January 1, 2025 to December 31, 2025	$72,390	$(4,826)
Supplemental pro forma from January 1, 2024 to December 31, 2024	$50,775	$(8,256)

(1) The unaudited pro forma net income for the year ended December 31, 2025 excludes a nonrecurring pro forma adjustment directly attributable to the SunLink merger, consisting of a bargain purchase gain of $5,775 thousand.

Defined Benefit Pension Plan

SunLink retained a defined benefit retirement plan which covered substantially all the employees of a business when the business was sold in 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and closed the plan to new participants. Pension expense and related tax benefit or expense is reflected in the consolidated statement of operations and comprehensive earnings. See Note 13 - Employee Benefits for more information.

NOTE 4. CASH, RESTRICTED CASH, AND INVESTMENTS

The following presents the Company’s cash and restricted cash:

Amounts in (000's)	December 31, 2025	December 31, 2024
Cash	$3,013	$582
Restricted cash:
Cash collateral	61	34
HUD and other replacement reserves	1,463	1,992
Escrow deposits	1,210	546
Restricted investments for debt obligations	317	318
Total restricted cash	3,051	2,890

Total cash and restricted cash	$6,064	$3,472

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

NOTE 5. PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000's)	Lives (Years)	December 31, 2025	December 31, 2024
Buildings and improvements	5 - 40	$51,069	$50,520
Equipment and computer related	2 - 10	4,354	701
Land (1)	—	2,330	2,331
		57,753	53,552
Less: accumulated depreciation and amortization		(21,948)	(20,063)
Property and equipment, net		$35,805	$33,489

During the years ended December 31, 2025 and December 31, 2024, the Company recorded no impairments in property and equipment.

The following table summarizes total depreciation and amortization for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
Amounts in (000's)	2025	2024
Depreciation	$1,670	$1,630
Amortization	393	432
Total depreciation and amortization	$2,063	$2,062

NOTE 6. ASSETS HELD FOR SALE

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

In November 2025, the Company's wholly-owned subsidiary Coosa Nursing ADK, LLC sold its Coosa Valley Health and Rehab (“the Coosa Valley facility”) to an unaffiliated company for cash of $10.6 million.The Company reported a gain on the sale of the property of $2.7 million, which is reported on the consolidated statements of income for the year ending December 31, 2025. In addition, the debt associated with the Coosa Valley facility of $4.9 million was repaid at closing. Cash of $4.7 million was received at closing, after payments of $0.6 million of transaction expenses and $0.4 million deposited to escrow accounts for future tax payment related to the Coosa Valley facility sold assets. The cash received at closing will be used by the Company for general corporate and other purposes.

The following table sets forth the Company's assets held for sale by asset description:

(Amounts in 000's)	Lives (Years)	December 31, 2025	December 31, 2024
Buildings and improvements	5 - 40	$5,218	$14,358
Equipment and computer related	2 - 10	459	458
Land	—	100	443
		5,777	15,259
Less: accumulated depreciation and amortization		(1,570)	(4,925)
Assets held for sale, net		$4,207	$10,334

The following table sets for the Company's assets held for sale by facility:

(Amounts in 000's)	December 31, 2025	December 31, 2024
Coosa	$—	$6,258
Meadowood	4,207	4,076
Assets held for sale, net	$4,207	$10,334

NOTE 7. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000’s)	Bed Licenses - Non-Separable(1)	Bed Licenses - Separable(2)	Lease Rights	Pharmacy Intangibles	Total	Pharmacy Intangibles - Trade Name (2)	Goodwill(2)
Balances, December 31, 2024
Gross	$14,276	$2,471	$176	$-	$16,923	$-	$1,585
Accumulated amortization	(5,411)	—	(107)	-	(5,518)	-	—
Net carrying amount, December 31, 2024	$8,865	$2,471	$69	$-	$11,405	$-	$1,585

Balances, December 31, 2025
Gross	$11,796	$2,471	$176	$1,430	$15,873	$740	$1,585
Accumulated amortization	(4,880)	—	(124)	(33)	(5,037)	-	—
Net carrying amount, December 31, 2025	$6,916	$2,471	$52	$1,397	$10,836	$740	$1,585
(1)
Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 5 – Property and Equipment).
(2)
The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses, trade name, and goodwill.

Expected amortization expense for the year ended December 31, for all definite-lived intangibles, for each of the next five years and thereafter is as follows:

Amounts in (000's)	Pharmacy Intangibles	Bed Licenses	Lease Rights
2026	88	$352	$18
2027	88	352	18
2028	88	352	16
2029	88	352	—
2030	88	352	—
Thereafter	959	5,156	—
Total	$1,397	$6,916	$52

NOTE 8. LEASES

Operating Leases

As of December 31, 2025 and December 31, 2024, the Company leases one Skilled Nursing Facility ("SNF") in Covington, Ohio under a non-cancelable lease, which has rent escalation clauses and provisions for payments of real estate taxes, insurance, and maintenance costs. The remaining lease term for the Covington facility is approximately 2.9 years as of December 31, 2025. The Company subleases the Covington facility to a third party.

Effective July 1, 2023, the Company signed a sublease for 2,000 sq ft of office space in Atlanta, Georgia. The sublease expired on July 31, 2025. On July 30, 2025, the Company entered into a two year lease with the landlord which the lease commenced August 1, 2025 and will expire on July 31, 2027.

The Pharmacy Segment business assets at the Merger included $593 thousand of Right of Use assets, consisting primarily of four non-cancellable property leases with expiration dates ranging from May 2026 to December 2030 and office equipment leases. As of December 31, 2025, the Company's total Right of Use asset balance was $2.9 million and is a part of the Company's Other assets balance of $3.8 million. As of December 31, 2024, the Company's total Right of Use asset balance was $2.2 million and is a part of the Company's Other assets balance of $4.7 million.

As of December 31, 2025 and December 31, 2024, the Company is in compliance with all operating lease financial covenants.

Future Minimum Lease Payments

Future minimum lease payments for each of the next five years ended December 31, and thereafter are as follows:

(Amounts in 000's)	Future Rental Payments	Accretion of Lease Liability(1)	Operating Lease Obligation(2)
2026	$981	$(152)	$829
2027	942	(99)	843
2028	892	(47)	845
2029	438	(5)	433
2030	206	(1)	205
Total	$3,459	$(304)	$3,155

1.
Weighted average discount rate is 7.98%
2.
Weighted average life of lease is 3.7 years

Lessor

Facilities Leased or Subleased by the Company

As of December 31, 2025 and December 31, 2024, the Company leased or subleased 6 facilities to two third-party operator on a triple net basis. The lease for Autumn Breeze with C.R. Management was terminated effective February 1, 2026 as per Note 17. The weighted average remaining lease term for the five remaining facilities is 2.9 years.

Below is a description of the leases with the Company as lessor as of December 31, 2025.

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

Vero Health ("Vero"). On February 28, 2019, the Company entered into a lease agreement (the “Vero Health Lease”) with Vero Health, providing that Vero Health would take possession of and operate the Mountain Trace Facility located in North Carolina. The Vero Health Lease became effective, upon the termination of the prior Mountain Trace Tenant mutual lease termination on March 1, 2019. The Vero Health Lease is for an initial term of 10 years, with renewal options, is structured as a triple net lease and rent for the Mountain Trace Facility is approximately $0.5 million per year, with an annual 2.5 % rent escalation clause. The Company elected to terminate the lease agreement on November 15, 2024 after Vero determined it could no longer operate the facility and maintain substantial compliance with state regulations. Vero and the Company agreed to termination the lease in November 2024.

Oak Hollow Healthcare Management ("Oak Hollow"). On November 1, 2022, the Company entered into two lease agreements ("the Oak Hollow Lease") with Oak Hollow Healthcare Management, providing that Oak Hollow would take possession of and operate the Georgetown and Sumter Facilities located in South Carolina. The Oak Hollow Lease became effective, upon the termination of the prior Georgetown and Sumter Tenant mutual lease termination on November 1, 2022. The Oak Hollow Leases are for an initial term of 10 years, with renewal options, is structured as a triple net leases and rent for the Georgetown and Sumter Facilities are approximately $0.3 and $.4 million per year, respectfully. Both leases have annual 2.5 % rent escalation clauses. Oak Hollow and the Company agreed to termination both leases in March 2025.

C.R. Management. The Company has leased one facility to affiliates of C.R. Management (“CRM”), pursuant to a long-term, triple net operating lease. Currently, CRM leases one skilled nursing facilities, Autumn Breeze, from the Company. See Subsequent Events - Note 17

Future Minimum Lease Receivables

Future minimum lease receivables for each of the next five years ended December 31, and thereafter are as follows:

(Amounts in 000's)	Future Lease Receivables
2026	$3,144
2027	3,167
2028	2,924
Total	$9,235

The following table summarizes the Company’s leases to third-parties as of December 31, 2025. Each lease is structured as “triple-net” and contains specific rent escalation amounts ranging from 1.0% to 2.5% annually. Further, each lease has one or more renewal options. For those facilities subleased by the Company, the renewal option in the sublease agreement is dependent on the Company’s renewal of the prime lease agreement.

		Expiration	2026 Cash
Facility Name	Operator Affiliation ¹	Date	Annual Rent
			(Thousands)
Owned
Eaglewood Village	Aspire Regional Partners ²	11/30/2028	$709
Eaglewood Care Center	Aspire Regional Partners	11/30/2028	850
Hearth & Care of Greenfield	Aspire Regional Partners	11/30/2028	380
The Pavilion Care Center	Aspire Regional Partners	11/30/2028	355
Subtotal Owned Facilities			2,294
Leased
Covington Care Center	Aspire Regional Partners	11/30/2028	850
Subtotal Leased Facilities(1)			850
Total(2)			$3,144

(1)
Represents the number of facilities which are leased or subleased to separate tenants, which tenants are affiliates of the entity named in the table above.
(2)
Aspire Regional Partners represents 100% of Real Estate 2025 cash rent.

NOTE 9. ACCRUED EXPENSES

Accrued expenses consist of the following:

Amounts in (000's)	December 31, 2025	December 31, 2024
Accrued employee benefits and payroll related	$872	$582
Real estate and other taxes (1)	5,032	3,924
Accrued interest	189	215
Insurance escrow	—	174
Sunlink Health Systems (2)	983	—
Other accrued expenses	812	519
Total	$7,888	$5,414

(1)
Includes approximately $3.7 million and $3.5 million of bed tax accruals for the Healthcare Services segment as of December 31, 2025 and 2024, respectively.
(2)
Includes approximately $765k of accrued payroll and $218k of other accrued expense.

NOTE 10. NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consists of the following:

(Amounts in 000’s)	December 31, 2025	December 31, 2024
Senior debt—guaranteed by HUD	$27,281	$28,146
Senior debt—guaranteed by USDA (1)	6,575	6,988
Senior debt—guaranteed by SBA(2)	509	533
Senior debt—bonds	5,811	5,970
Senior debt—other mortgage indebtedness	2,979	7,728
Other debt	805	1,349
Subtotal	43,960	50,714
Deferred financing costs	(706)	(886)
Unamortized discount on bonds	(101)	(107)
Notes payable and other debt	$43,153	$49,721

(1)
U.S. Department of Agriculture (“USDA”)
(2)
U.S. Small Business Administration (“SBA”)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		December 31, 2025	December 31, 2024
Senior debt - guaranteed by HUD (2)
The Pavilion Care Center	Newpoint Capital	12/01/2039	Fixed	3.97%	$727	$765
Hearth and Care of Greenfield	Newpoint Capital	08/01/2050	Fixed	3.97%	1,825	1,868
Woodland Manor	Newpoint Capital	11/01/2052	Fixed	3.97%	4,703	4,799
Glenvue	Newpoint Capital	10/01/2044	Fixed	3.75%	6,611	6,849
Autumn_Breeze	KeyBank	01/01/2045	Fixed	3.65%	5,751	5,956
Georgetown	Newpoint Capital	10/01/2046	Fixed	2.98%	2,923	3,023
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	4,741	4,886
Total					27,281	28,146
Senior debt - guaranteed by USDA (3)
Mountain Trace	Community B&T	12/24/2036	Prime + 1.75%	8.50%	3,193	3,423
Southland	Cadence Bank, NA	07/27/2036	Prime + 1.50%	8.25%	3,382	3,565
Total					6,575	6,988
Senior debt - guaranteed by SBA
Southland (4)	Cadence Bank, NA	07/27/2036	Prime + 2.25%	9.00%	509	533
Total					509	533

Total debt					$34,365	$35,667

(1)
Represents interest rates as of December 31, 2025 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which are approximately 0.16% per annum.
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
(3)
For the two SNF’s, the Company has term loans with financial institutions, which are insured 70% to 80% by the USDA. The loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 1% through 2020, capped at 1% for the remainder of the first 10 years of the term and 0% thereafter. On February 27, 2026, the Company entered into a second amendment of the Forbearance Agreement. The new expiration date is February 1, 2027.
(4)
For one SNF, commonly known as Southland, the Company has a term loan with a financial institution, which is insured 75% by the SBA. On February 27, 2026, the Company entered into a second amendment of the Forbearance Agreement. The new expiration date is February 1, 2027.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		December 31, 2025	December 31, 2024
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$5,811	$5,970
Total					$5,811	$5,970

(1)
Represents interest rates as of December 31, 2025 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of approximately 0.10% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		December 31, 2025	December 31, 2024
Senior debt - other mortgage indebtedness
Meadowood (2)	Exchange Bank of Alabama	10/01/2026	Fixed	4.50%	$2,979	$3,153
Coosa (3)	Exchange Bank of Alabama	10/10/2026	Fixed	3.95%	—	4,575
Total					$2,979	$7,728

(1)
Represents interest rates as of December 31, 2025 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.34% per annum.
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

(Amounts in 000’s)
Lender	Maturity	Interest Rate		December 31, 2025	December 31, 2024
Other debt
First Insurance Funding (1)	8/15/2026	Fixed	3.65%	$254	$311
AFCO Insurance	8/9/2026	Fixed	9.50%	34	—
Exchange Bank	11/10/2025	Fixed	7.75%	—	430
Cavalier Senior Living	04/1/2025	Fixed	6.00%	22	104
KeyBank (2)	08/25/2030	Fixed	0.00%	495	495
Marlin Capital Solutions	06/01/2027	Fixed	5.00%	—	9
Total				$805	$1,349

(1)
Annual Insurance financing primarily for the Company’s directors’ and officers’ insurance.
(2)
On December 30, 2025, Key Bank and the Company extended the maturity date from August 25,2025 to August 25, 2030.

Debt Covenant Compliance

As of December 31, 2025, the Company had approximately 20 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

At December 31, 2025, the Company was in compliance with the various financial and administrative covenants related to all of the Company’s credit facilities.

Scheduled Minimum Debt Principal payments and Maturity payments

The schedule below summarizes the scheduled gross minimum principal payments and maturity payments as of December 31, 2025 for each of the next five years and thereafter.

(Amounts in 000’s)	Future Minimum Payments
2026	$4,774
2027	4,983
2028	1,393
2029	1,469
2030	2,044
Thereafter	29,297
Subtotal	43,960
Less: Deferred financing costs, net	(706)
Less: Unamortized discounts	(101)
Total notes and other debt	$43,153

NOTE 11. SEGMENT RESULTS

The chief operating decision maker (“CODM”) is the President and Chief Executive Officer. The Company represents three reportable segments, based on how its CODM evaluates the business and allocates resources. The CODM assesses performance for the Company and decides how to allocate resources based on each segments Income (Loss) From Operations ("Operating Income"). The CODM uses Operating Income to evaluate the performance of each segment in deciding whether to reinvest profits into the segment. The CODM evaluates performance based on Operating Income, as noted in the table below. The Company reports segment information based on the "significant expense principle” defined in ASC 280, Segment Reporting along with other segment items, which is the difference between segment revenue and less segment expenses disclosed under the significant expense principle for each reported measure of segment profit or loss. The Company has three primary reporting segments: (i) Real Estate Services, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants, (ii) Healthcare Services, which consists of the operation of the Glenvue, Meadowood, Georgetown, Sumter, Southland, and Mountain Trace facilities and (iii) Pharmacy Service Segment, which consists of four operational areas, retail pharmacy products and services, institutional pharmacy services, which consists of specialty and non-specialty pharmaceutical and products to institutional clients or to patients in institutional settings, non-institutional pharmacy services consisting of the provision specialty and non-specialty pharmacy and biological products to clients or patients in non-institutional settings including private residential homes and durable medical equipment, consisting primarily of the sale and rental products for institutional clients or to patients and institutional settings and patient-administered home care.

The table below presents the results of operations for our reporting segments for the periods presented.

	Year Ended December 31,
	2025	2025	2025	2025
(Amounts in 000’s)	Real Estate	Healthcare Services	Pharmacy Services	Total
Revenues:
Patient care revenues	$—	$36,050	$—	$36,050
Rental revenues	5,388	—	14	5,402
Pharmacy revenues	—	—	11,708	11,708
Other revenues	—	—	—	—
Total revenues	5,388	36,050	11,722	53,160
Expenses:
Cost of goods sold	—	—	6,982	6,982
Patient care expense	—	28,000	2,785	30,785
Facility rent expense	594	64	122	780
Depreciation and amortization	1,288	343	432	2,063
General and administrative expense	4,200	6,246	1,595	12,041
Loss on lease termination	862	—	—	862
Credit loss expense	200	595	—	795
Gain on operations transfer	—	(106)	—	(106)
Total expenses	7,144	35,142	11,916	54,202
Gain on asset sale	(2,706)	—	—	(2,706)
Income (loss) from operations	$950	$908	$(194)	$1,664

	Year Ended December 31,
	2024	2024	2024	2024
(Amounts in 000’s)	Real Estate	Healthcare Services	Pharmacy Services	Total
Revenues:
Patient care revenues	$—	$11,273	$—	$11,273
Rental revenues	7,005	—	—	7,005
Pharmacy revenues	—	—	—	—
Other revenues	57	—	—	57
Total revenues	7,062	11,273	—	18,335
Expenses:
Cost of goods sold	—	—	—	—
Patient care expense	—	9,442	—	9,442
Facility rent expense	594	—	—	594
Depreciation and amortization	1,539	523	—	2,062
General and administrative expense	3,677	1,731	—	5,408
Loss on lease termination	—	—	—	—
Credit loss expense	370	298	—	668
Gain on operations transfer	—	—	—	—
Total expenses	6,180	11,994	—	18,174
Income (loss) from operations	$882	$(721)	$—	$161

The CODM does not regularly review total assets for our reportable segments as total assets are not used to assess performance or allocate resources.

NOTE 12. COMMON AND PREFERRED STOCK

On August 14, 2025, the Company issued 1,592,438 shares of the Company's common stock and 1,405,609 shares of the Company's Series D preferred stock as the purchase price consideration for the merger.

See Note 3 - Business Combination for more information on the merger.

Common Stock

As of December 31, 2025, the Company had 55,000,000 shares of Common Stock authorized and 3,945,557 shares issued and 3,934,677 shares outstanding. There were no dividends declared or paid on the common stock during the years ended December 31, 2025 and 2024.

Preferred Stock

As of December 31, 2025, the Company had 5,000,000 shares of Preferred Stock authorized and 3,706,405 shares issued and outstanding.

Series A Preferred Stock

Under certain Preferred Series A Charter Amendments to the rights, preferences, and privileges of the Series A Preferred Stock, approved in June 2023, the following modifications were approved to: (i) reduce the liquidation preference of the Series A Preferred Stock to $5.00 per share, (ii) eliminate accumulated and unpaid dividends on the Series A Preferred Stock, (iii) eliminate future dividends on the Series A Preferred Stock, (iv) eliminate penalty events and the right of holders of Series A Preferred Stock to elect directors upon the occurrence of a penalty event, (v) reduce the redemption price of the Series A Preferred Stock in the event of an optional redemption to $5.00 per share, (vi) reduce the redemption price of the Series A Preferred Stock in the event of a “change of control” to $5.00 per share and (vii) change the voting rights of holders of Series A Preferred Stock when voting as a single class with any other class or series of stock to one vote per $5.00 liquidation preference. The fair value of the Series A Preferred Stock was $0.76 per share based on a probability-weighted average of the expected return method.

As of December 31, 2025, the Company had 559,263 shares of Series A Preferred Stock issued and outstanding. No dividends were declared or paid on the Series A Preferred Stock for the years ended December 31, 2025 and 2024.

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

On January 29, 2025, the board of directors of the Company declared a dividend to the holders of its Series B Preferred Stock, on a pro rata basis in proportion to the number of shares of Series B Preferred Stock held by such holders of 250,000 shares of the Company’s common stock, rounded down to the nearest whole share of Common Stock. The dividend was paid on February 19, 2025 to holders of record of the Series B Preferred Stock as of the close of business on February 10, 2025 and 249,990 shares of the Company's common stock were issued. The Company is required to pay the dividend of Common Stock to such holders of Series B Preferred Stock pursuant to the terms of Regional’s Amended and Restated Articles of Incorporation, which governs the terms of the Series B Preferred Stock.

On September 17, 2025, the Company completed the repurchase of 366,359 shares of its Series B Preferred Stock through three privately negotiated transactions.

On November 25, 2025, the Board of Directors authorized and approved the purchase of up to an aggregate of 500,000 shares of Series B Preferred Stock (“Stock Repurchase Plan”). The Special Committee of the Company’s Board of Directors is authorized to oversee the timing, nature, amount and conduct of the Stock Repurchase Plan. Under the program, the Company may purchase shares of the Company’s Series B Preferred Stock from time to time through open-market and privately negotiated transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Repurchases of Series B will be made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 at prices depending on prevailing market conditions. The program does not obligate the Company to repurchase any shares of its Preferred Series B stock during any period. The repurchase will be funded by cash on hand from time to time. The repurchase program is expected to continue indefinitely until the maximum number of shares of stock has been repurchased or until the repurchase program is earlier modified, suspended or terminated by the Board of Directors. As of December 31, 2025, 144,470 shares of our Series B Preferred Stock have been purchased under the Stock Repurchase Plan.

All the Series B Preferred Stock shares repurchased during the fiscal year 2025 were retired and restored to the status of authorized but unissued shares of undesignated Preferred Stock.

As of December 31, 2025, the Company had 1,741,173 shares of Series B Preferred Stock issued and outstanding. Except for the dividends declared on January 29, 2025, no other dividends were declared or paid on the Series B Preferred Stock for the years ended December 31, 2025 and 2024.

Series D Preferred Stock

Subject to the terms and conditions of the the Company’s articles of amendment effective August 4, 2025, beginning on July 1, 2027, holders of the Company’s Series D Preferred Stock receive, when, as, and if approved by the Company’s Board out of funds of the Company legally available for the payment of distributions and declared by the Company, cumulative preferential dividends at a rate per annum equal to the dividend rate (as defined below) of the liquidation preference (as defined below) of the Series D Preferred Stock in effect on the first calendar day of the applicable Dividend Period (as defined in the articles of amendment). The “dividend rate” shall mean (as a percentage of liquidation preference) 8% per annum, subject to adjustment as provided in the Company’s articles of amendment. The “liquidation preference” shall mean, with respect to the Company’s Series D preferred stock, $12.50 per share of the Company’s Series D preferred stock, subject to adjustment as provided in the Company’s articles of amendment.

Except as otherwise required by the Company’s articles of amendment or law, the Company’s Series D Preferred Stock will not have voting rights. However, as long as any shares of the Company’s Series D Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of at least (A) two-thirds of the Company’s Series D Preferred Stock outstanding at the time, if there are more than 200,000 shares of the Company’s Series D Preferred Stock outstanding at the time, or (B) a majority of the Company’s Series D Preferred Stock outstanding at the time, if there are 200,000 or fewer shares of the Company’s Series D Preferred Stock outstanding at the time, (i) authorize or create, or increase the authorized or issued amount of, any class or series of Senior Shares (as defined in the Company’s articles of amendment) or reclassify any of the authorized stock of the Company into such shares, or create, authorize or issue any obligation or security convertible into or evidencing the right to purchase any such shares; or (ii) amend, alter or repeal the provisions of the Company’s articles of incorporation, whether by merger, consolidation or otherwise, so as to materially and adversely affect any right, preference, privilege or voting power of the Company’s Series D preferred stock.

The Company’s articles of amendment further provide that, so long as at least 200,000 shares of Company’s Series D

Preferred Stock remain outstanding, the holders of Company’s Series D Preferred Stock voting as a separate class at a meeting of such shareholders duly called for that purpose shall be entitled to elect two members of the Company’s board of directors (each, a “Company’s Series D Preferred Stock director”).

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

As of December 31, 2025, the Company had 1,405,609 shares of Series D Preferred Stock issued and outstanding. No dividends were declared or paid on the Series D Preferred Stock for the year ended December 31, 2025.

13. EMPLOYEE BENEFITS

Defined Contribution Plan —SunLink had a defined contribution plan pursuant to IRS Section 401(k) covered substantially all employees. This plan was assumed by the Company in the Merger, and it is being amended to include all the Company’s employees. The Company matches a specified percentage of the employee’s contribution as determined periodically by its management. No match was provided for the year ended December 31, 2025. Plan expense for the defined contribution plan was $0 for the year ended December 31, 2025.

Defined Benefit Plans —Prior to 1997, SunLink maintained a defined benefit retirement plan covering substantially all of its domestic employees. Effective February 28, 1997, SunLink amended its domestic retirement plan to freeze participant benefits and closed the plan to new participants. Benefits under the frozen plan are based on years of service and level of earnings. The plan was assumed by the Company in the Merger. The Company funds the frozen plan, which is noncontributory, at a rate that meets or exceeds the minimum amounts required by the Employee Retirement Income Security Act of 1974. No defined benefit plan is currently maintained for employees of the Company.

At December 31, 2025, the plan’s assets were invested 11% in cash and short-term investments, 85% in equity investments and 14% in fixed income investments. The plan’s current investment policy of primarily investing in cash and short-term investments is based on the possible need for immediate liquidity as benefits are paid and participants withdraw from the plan. The expected return on investment of 6.4% is based upon the plan’s historical return on assets. The plan expects to pay $75 thousand, $31 thousand, $34 thousand, $37 thousand, and $40 thousand in pension benefits in the years ending December 31, 2026 through 2030, respectively. The plan expects to pay $239 thousand in pension benefits for the years December 31, 2031through 2036 in the aggregate. This assumes the plan participants elect to take monthly pension benefits as opposed to a lump sum payout when they reach age 65. The Company made no contributions to the plan during the year ended December 31, 2025, and plans to make no contribution to the plan for the year ended December 31, 2026. The fair value of the plan assets at December 31, 2025, were $863 thousand, of which $736 thousand is classified as a Level 2 investment within the valuation hierarchy and $121 thousand is classified as a Level 3 within the valuation hierarchy.

The components of net pension expense for the year ended December 31, 2025 was as follows:

(Amounts in 000's)	Year Ended December 31,
2025
Interest costs	$14
Expected return on assets	(19)
Settlement cost	—
Net pension (income) expense	$(5)

Weighted-average assumptions:
Discount rate	5.60%
Expected return on plan assets	6.40%
Rate of compenation increase	0.00%

Summary information for the plans (comprised solely of one domestic plan) is as follows for the fiscal year ended December 31, 2025:

Change in benefit obligation	2025
Benefit obligation at acquisition	$705
Interest cost	14
Actuarial (gain) loss	—
Benefits paid	(19)
Effect of settlements	(1)
Benefit obligation at end of year	$699
Change in fair value of plan assets
Beginning fair value	$842
Actual return (loss) on plan assets	40
Employee contribution	—
Benefits paid	(19)
Plan assets at end of year	$863
Benefit obligation at end of year	(699)
Plan assets at end of year	863
Funded status at end of year	$164
Amounts recognized in consolidated balance sheet
Accrued benefit cost	—
Accumulated other comprehensive (gain) loss	(22)
Net amount recognized	$(22)

NOTE 14. STOCK BASED COMPENSATION

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

As of December 31, 2025, the number of securities remaining available for future issuance under our 2023 Plan is 76,000.

See Note 17 - Subsequent Events for additional information on our 2023 Plan..

The following table summarizes employee stock-based compensation for the years ended December 31, 2025 and 2024:

	Year Ending December 31,
Amounts in (000's)	2025	2024
Employee compensation:
Stock options	$—	$42
Restricted stock	233	72
Total employee stock-based compensation expense	$233	$114

As of December 31, 2025, the remaining stock-based compensation expense that is expected to be recognized in future periods is $0.3 million, which the Company expects to recognize over an estimated weighted average period of 1.5 years.

Common Stock Options

The following summarizes the Company’s employee and non-employee stock option activity for the years ended December 31, 2025 and 2024:

	Number of Options (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2023	33	$14.84	6.9	$—
Granted	24	$2.03
Expired	(9)	$46.80
Outstanding at December 31, 2024	48	$2.68	8.5	$—
Granted	—	$—
Exercised	(48)	$2.68
Expired	—	$—
Outstanding at December 31, 2025	—	$—	—	$—

For the year ended December 31, 2025, no stock options were granted. All vested stock options were exercised during twelve months ended December 31, 2025; thus, there are no outstanding stock options as of December 31, 2025.

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

The Company has no unrecognized compensation expense related to common stock stock options as of December 31, 2025.

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

The following summarizes the Company’s employee and non-employee common stock warrant activity for the years ended December 31, 2025 and 2024:

	Number of Warrants (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2023	32	$52.50	1.0	$—
Granted	—	$—
Expired	(17)	$53.88
Outstanding at December 31, 2024	15	$51.00	0.2	$—
Granted	—	$—
Expired	(15)	$51.00
Outstanding at December 31, 2025	—	$—	—	$—

No warrants were granted during the years ended December 31, 2025 and 2024. The Company has no unrecognized compensation expense related to common stock warrants as of December 31, 2025.

Restricted Stock

The following summarizes the Company’s restricted stock activity for the years ended December 31, 2025 and 2024:

	Number of Shares (000's)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	80	$5.27
Granted	65	$2.18
Vested	(43)	$6.67
Forfeited	(16)	$3.15
Unvested at December 31, 2024	86	$2.61
Granted	165	$2.30
Vested	(66)	$2.43
Unvested at December 31, 2025	185	$2.40

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

The remaining compensation expense on the unvested restricted stock as of December 31, 2025 that is expected to be recognized in future periods is $0.3 million, which the Company expects to recognize over an estimated weighted average period of 1.5 years.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations may be subject to future governmental review, audit, investigation and interpretation, as well as significant regulatory action, including fines, penalties and exclusion from certain governmental programs.

As of December 31, 2025, the Company’s facilities that are operated by the Company, leased or subleased to third-party operators, or otherwise managed by third parties were certified by the Centers for Medicare & Medicaid Services (“CMS”) and were operational. Because the Company operates through Healthcare Services, Pharmacy Services and Real Estate segments, regulatory exposure may arise directly from the Company’s operated businesses, indirectly through tenant and operator performance at leased facilities, or from legacy matters relating to prior periods of direct operations. Based on information currently available, the Company believes that it is in compliance in all material respects with applicable laws and regulations relating to its current operations, although there can be no assurance that governmental agencies will not reach different conclusions in the future.

Legal Matters

The Company is party to various legal actions and administrative proceedings and is subject to various claims arising in the ordinary course of business, including claims relating to prior direct facility operations, current operated facilities, employment matters, staffing requirements, commercial disputes and other business matters. The Company believes that many of these matters are defensible and intends to defend them vigorously unless settlement is determined to be in the best interests of the Company. However, there can be no assurance that the resolution of any such matters will not have a material adverse effect on the Company’s business, results of operations or financial condition.

In addition, the Company’s tenants and operators conduct business in a highly regulated industry and are subject to continuing state and federal scrutiny, supervision and control. Such scrutiny may include inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. The Company believes that governmental investigations and enforcement activity involving long-term care providers have increased, particularly in areas involving Medicare and Medicaid reimbursement, false claims, staffing requirements and quality-of-care matters. Adverse determinations in legal proceedings or governmental investigations involving the Company, its prior operations, or its tenants and operators could have a material adverse effect on the Company’s business, results of operations and financial condition.

Professional and General Liability Claims Covered by Insurance

As of December 31, 2025, the Company was a defendant in two professional and general liability action arising from care provided to a former patients at the Company’s facilities. The plaintiff alleges negligence, including alleged failures to provide adequate and competent staffing, and seeks unspecified actual, compensatory and punitive damages for alleged injuries, pain and suffering, mental anguish and malnutrition. The Company believes this matter is covered by insurance, except that any punitive damages that may be awarded would be excluded from coverage.

NOTE 16. INCOME TAXES

At December 31, 2025 and 2024, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(Amounts in 000's)	2025	2024
Net deferred tax asset (liability):
Allowance for credit loss	$110	$34
Accrued expenses	173	169
Operating leases	63	77
Net operating loss carry forwards	22,856	22,566
Property, equipment & intangibles	(3,465)	(3,618)
Stock based compensation	159	212
Self-Insurance Reserve	(7)	6
Interest Expense	1,787	1,831
Total deferred tax assets	21,676	21,277
Valuation allowance	(21,676)	(21,277)
Net deferred tax liability	$—	$—

At December 31, 2025 the total tax expense is as follows:

Year Ended December 31,
2025
Current tax expense (benefit)
State	$108
Federal	—
Deferred tax expense (benefit)
Federal	—
Total tax expense	$108

The items accounting for the differences between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Year Ended December 31,
	2025	2024
Federal income tax at statutory rate	21.0%	21.0%
State and local taxes	3.3%	(1.5)%
Nondeductible expenses	—	—
Change in valuation allowance	(21.0)%	(17.9)%
Other	—	(1.6)%
Effective tax rate	3.3%	—%

Year Ended December 31,
2025
Federal income tax at statutory rate	$291
State and local taxes	108
Consolidated VIE LLC	—
Nondeductible expenses	(399)
Change in valuation allowance	—
Deferred Tax Adjustments - NOL Expirations	108
Other	—
Effective tax	$108

As of December 31, 2025, the Company had consolidated federal NOL carry forwards of $98.1 million. As a result of the Tax Reform Act, approximately $28.7 million of NOL’s generated in 2018 and after do not expire and are currently offset by a full valuation allowance. The NOLs generated before December 31, 2018, which amount to $63.4 million begin to expire in 2025 through 2037 and currently are offset by a full valuation allowance. As of December 31, 2025, the Company had consolidated state NOL carry forwards of $52.0 million. These NOLs begin to expire in 2025 through 2037 and currently are offset by a full valuation allowance.

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

The Company files federal, state and local income tax returns in the U.S. The Company is generally no longer subject to income tax examinations for years prior to fiscal 2019.

NOTE 17. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. The following is a summary of the material subsequent events.

On January 5, 2026, the Company's shareholders approved the Regional Health Properties, Inc. Amended and Restated 2023 Omnibus Incentive Compensation Plan (the “A&R Plan”), which was approved by our Board unanimously, subject to approval of the A&R Plan by our shareholders, on November 25, 2025. The A&R Plan (i) increased the number shares of our common stock authorized for issuance under the A&R Plan by 550,000 shares, which increased the total number of authorized shares available for issuance under the 2023 Plan from 225,000 to 775,000 and (ii) increased the number of share of our common stock that may be issued pursuant to incentive stock options under the A&R Plan from 225,000 to 775,000.

As of January 14th, 2026, the Company has repurchased an additional 30,232 shares of its Series B Preferred Stock for a cost of $184,677.

On February 1, 2026, we terminated the lease with C-Ross for the Autumn Breeze facility. We have subsequently entered into a management agreement with CJM Advisors to provide day-to-day management services.

On February 27, 2026, the Company entered into a second amendment of the Forbearance Agreement. The new expiration date is February 1, 2027.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this evaluation, management used the framework and criteria set forth in the report entitled Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on this evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fourth quarter of 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K of the Securities Act of 1933, as amended).

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

Item 10. Directors, Executive Officers and Corporate Governance

Information About our Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors as of the date of this Annual Report.

Name	Age	Position(s)
Brent S. Morrison	50	Chief Executive Officer, President, Corporate Secretary and Chairman of the Board
Mark J. Stockslager	66	Chief Financial Officer and principal financial officer
Robert M. Thornton, Jr.	77	Executive Vice President - Corporate Strategy
Paul J. O'Sullivan	48	Senior Vice President
Dr. Steven J. Baileys	70	Director
Gene E. Burleson	83	Director
F. Scott Kellman	68	Director
Steven L. Martin	69	Director
Kenneth W. Taylor	65	Director
C. Christian Winkle	62	Director

Directors are elected at each of annual meeting of shareholders of the Company to serve until the Company’s next annual meeting of shareholders. The terms of each of the Company’s current directors expire at the Company’s 2026 annual meeting of shareholders and until such director’s successor is elected and qualified, or until such director’s earlier death, resignation or removal. Executive officers serve at the discretion of the Board. See Part III, Item 11., “Executive Compensation" in this Annual Report for more information.

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

Mark J. Stockslager. Mr. Stockslager has served as Chief Financial Officer and principal accounting officer of the Company since August 14, 2025, closing date of the Merger. Prior to the Merger, Mr. Stockslager had served as Chief Financial Officer of SunLink since July 1, 2007.

Robert M. Thornton, Jr. Mr. Thornton has served as Executive Vice President – Corporate Strategy of the Company since August 14, 2025, closing date of the Merger. Prior to the Merger, Mr. Thornton had served Chairman and Chief Executive Officer of SunLink from 1998 until August 2025, President from July 1996 until August 2025 and was the Chief Financial Officer from July 1997 through August 2002.

Paul J. O'Sullivan. Mr. O'Sullivan has served as Senior Vice President of the Company since January 2023 and the Company's principal financial officer and principal accounting officer from May 26, 2022 to August 14, 2025. He served as Vice President of the Company from December 2020 to January 2023. Prior thereto, Mr. O'Sullivan was Vice President of Asset Management for Formation Development Group, LLC, a private equity real estate development firm that specializes in senior housing development from February 2017 to June 2020. Prior to that, Mr. O'Sullivan was a Financial Analyst for CSG Advisors, a municipal bond advisory firm, from 2014 to February 2017, and an Asset Manager for Formation Capital, a private equity firm focused on senior housing investments, from 2008 to 2014. From 2001 to 2007, Mr. O'Sullivan held accounting positions with Jameson Inns, Home Depot, Aelera, and Spherion.

Dr. Steven J. Baileys. Dr. Baileys was designated by SunLink, pursuant to the Merger Agreement, as a board member on August 14, 2025 and elected by the Company's shareholders to serve on the Regional Board at the Company's 2025 Annual Meeting held on January 5, 2026. Dr. Baileys is a private investor and has been a director of SunLink since 2000 and is chairman of the SunLink strategic planning committee. Dr. Baileys was Chairman of the board of directors of SafeGuard Health Enterprises, Inc., a public dental care benefits company (“SafeGuard”), from July 1995 to June 2004. Dr. Baileys was Chief Executive Officer of SafeGuard from April 1995 to February 2000, its President from December 1981 until May 1997, and its Chief Operating Officer from December 1981 until April 1995. Dr. Baileys is licensed to practice dentistry in the State of California.

Gene E. Burleson. Mr. Burleson was designated by SunLink, pursuant to the Merger Agreement, as a board member on August 14, 2025 and elected by the Company's shareholders to serve on the Regional Board at the Company's 2025 Annual Meeting held on January 5, 2026. Mr. Burleson is a private investor and has been a director of SunLink since 2003 and is a member of the SunLink strategic planning committee. Mr. Burleson was Chairman of PET DRx Corporation from June 2005 to July 1, 2010, and its Chief Executive Officer from October 2008 until its acquisition by VCA Antech in July 2010. Mr. Burleson was a director of HealthMont Inc. from September 2000 until its acquisition by SunLink in October 2003. Mr. Burleson served as Chairman of Mariner Post-Acute Network, Inc. from January 2000 to June 2002. Mr.  Burleson has served as a Director on the Board of Highmark New York from 2013 to 2024. He also served on the Board of Applied UV from September 2021 to May 2024. Mr. Burleson was Chairman of the Board of GranCare Inc. from October 1990 to November 1997 and President and Chief Executive Officer of GranCare Inc. from December 1989 to February 1997. From June 1986 to March 1989, Mr. Burleson served as President, Chief Operating Officer, and Director of American Medical International Inc. (“AMI”). Mr. Burleson served as Managing Director of AMI’s international operations from May 1981 to June 1986.

F. Scott Kellman. Mr. Kellman was mutually designated by the Company and SunLink, pursuant to the Merger Agreement, as a board member on August 14, 2025 and elected by the Company's shareholders to serve on the Regional Board at the Company's 2025 Annual Meeting held on January 5, 2026. Mr. Kellman formerly served as Chairman and Chief Executive Officer of American Eagle Lifecare Corporation, a not-for-profit provider of senior living services. Previously, he was the Chief Executive Officer of Care Investment Trust and a Managing Director and Head of Real Estate with CIT Healthcare. Mr. Kellman served as Senior Vice President at Healthcare Property Investors, Inc. where he was responsible for directing HCP’s business development activities. He also served as Senior Vice President, Treasurer of Tenet Healthcare Corporation (“Tenet”) where he managed Tenet’s real estate and oversaw its corporate finance and cash management functions. Mr. Kellman was Chief Operating Officer of Omega Healthcare Investors, Inc. where he acquired and provided debt financing for healthcare real estate properties.

Steven L. Martin. Mr. Martin has served as a Regional director since January 2025. Mr. Martin previously served on the Regional Board from February 14, 2023 to November 16, 2023. Mr. Martin has worked in the private sector since 2011 managing personal equity/debt accounts and those of friends and family, including public, private and restructurings. Prior to working in the private sector, Mr. Martin worked for Kings Point Capital Management, LLC, a wealth management firm, from October 2015 to March 2016, as a Managing Partner for Slater Capital Management, LLC, from 1996 to 2010, and as a Partner and Retail/Consumer Analyst for Lafer Equity Partners from 1994 to 1996. Mr. Martin is a seasoned investment professional with more than 30 years of experience, primarily in equities, both public and private. Mr. Martin also serves as a board member and Treasurer of a New York City cooperative. Mr. Martin’s expertise and background in the financial markets will provide experience that the Regional Board considers valuable.

Kenneth W. Taylor. Mr. Taylor has served as a Regional director since February 2018. Since February 2023 to present, Mr. Taylor has served as the Chief Financial Officer and Chief Operations Officer of Pinnacle X-Ray Solutions Holding, Inc., an Altus Capital Partners portfolio company and a leading manufacturer of industrial x-ray systems. Prior to that, Mr. Taylor was the Chief Financial Officer of Construction Forms Inc. an H.I.G. Capital portfolio company and a leading supplier of concrete pumping and industrial processing from February 2022 to February 2023. From March 2019 to January 2022, Mr. Taylor served as the Chief Financial Officer of H-E Parts International, a division of Hitachi Ltd and a leading supplier of parts, re-manufactured components and equipment to the global mining, heavy construction and energy industries, since March 2019. Previously, Mr. Taylor served as Chief Operations Officer and Chief Financial Officer for Cellairis, a leading supplier of mobile device accessories and repair services through 500 domestic and international franchisee operated company-leased stores since June 2012. In addition, Mr. Taylor served as Chief Operation Officer and Chief Financial Officer, for Anisa International, Inc., a leading manufacturer of cosmetic brushes, from 2009 to 2012, as Chief Financial Officer for InComm Holdings, Inc., a leading supplier of prepaid and gift cards products and networks, from 2004 to 2009, as Chief Financial Officer for The Edge Flooring, a private equity-backed flooring startup manufacturer, from 2003 to 2004, Chief Financial Officer for Numerex Corporation, a leading supplier of IoT products and gateways, from 2002 to 2003, as Chief Financial Officer for Rodenstock NA, Inc., a startup ophthalmic lens manufacturer, from 2001 to 2002, as Corporate Controller for Scientific Games Corporation, a leading supplier of products and services to the global lottery industry, from 1987 to 2000. Since 2010, Mr. Taylor has also served as a director for Thanks Again, LLC, a leading supplier of loyalty and consumer engagement services to global airports. Mr. Taylor’s business and principal financial officer experience provide experience that the Regional Board considers valuable.

C. Christian Winkle. Mr. Winkle was mutually designated by the Company and SunLink, pursuant to the Merger Agreement, as a board member on August 14, 2025 and elected by the Company's shareholders to serve on the Regional Board at the Company's 2025 Annual Meeting held on January 5, 2026. Mr. Winkle was most recently the Chief Executive Officer of Sunrise Senior Living (“Sunrise”). Prior to Sunrise, Mr. Winkle was Chief Executive Officer of MedQuest and SavaSeniorCare/Mariner Health. Mr.  Winkle currently serves as a board member of Beazer Homes, a publicly traded homebuilder, Direct Supply, a private/employee owned supply chain/applied technology company, and RD Merrill, the owner of Merrill Gardens, the operator of 70 senior housing communities.

Board of Director Election Requirements

Our Amended and Restated Bylaws, as amended (the “Bylaws”), provide that the number of directors shall be no less than three and no greater than twelve and may be fixed by resolution of the Board from time to time. Our Amended and Restated Articles of Incorporation, as amended (the “Articles”), and Bylaws provide that each director shall be elected at each annual meeting of shareholders and shall hold office until the next annual meeting of shareholders and until such director’s successor is elected and qualified, or until such director’s earlier death, resignation or removal.

Pursuant to the Company’s Articles, because the Company has not redeemed, repurchased or otherwise acquired 800,000 shares of Series B Preferred Stock prior or at the commencement of the Annual Meeting, then one director shall be elected out of the Series B Preferred Stock preferred nominee(s) by a plurality of the votes cast by the Series B Preferred Stock at the Annual Meeting.

Pursuant to the Company’s Articles, so long as at least 200,000 shares of Series D Preferred Stock remain outstanding at the commencement of the Annual Meeting, then two directors shall be elected out of the Series D Preferred Stock preferred nominee(s) by a plurality of the votes cast by the Series D Preferred Stock at the Annual Meeting.

Committees of the Board

As of December 31, 2025, the Board has five standing committees that assist it in carrying out its duties, as described below.

With the exception of Brent S. Morrison, each board member is independent under the listing standards of the OTCQB. The charters of the Audit Committee, the Compensation Committee and the Nominating Committee are available on the Investor Relations page of our website at www.regionalhealthproperties.com and may also be obtained, without charge, by contacting the Corporate Secretary, Regional Health Properties, Inc., 1050 Crown Pointe Parkway, Suite 720, Atlanta, Georgia 30338. The following chart shows the membership of our standing committees, as of the date of this Annual Report.

Name	Audit	Corporate Governance & Nominating	Compensation	Special	Strategic
Steven J. Baileys	√	—	—	Chair	—
Gene E. Burleson	√	—	Chair	√	√
F. Scott Kellman	√	Chair	√	—	√
Steven L. Martin	—	—	—	—	—
Brent S. Morrison	—	—	—	√	—
Kenneth W. Taylor (1)	Chair	√	—	—	—
C. Christian Winkle	—	√	√	—	Chair

(1) Lead Independent Director and Audit Committee Financial Expert

Audit Committee. The Audit Committee was established in accordance with Section 3(e)(58)(A) of the Exchange Act. The Audit Committee has the responsibility of reviewing our financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities and determining that all audits and examinations required by law are performed. The Audit Committee also approves the appointment of the independent auditors for the next fiscal year, approves the services to be provided by the independent auditors and the fees for such services, reviews and approves the auditor’s audit plans, reviews and reports upon various matters affecting the independence of the independent auditors and reviews with the independent auditors the results of the audit and management’s responses. The Board has determined that Mr. Taylor qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K of the Exchange Act, and a majority of its members being Independent Directors for purposes of the OTCQB rules with respect to audit committee members.

Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee assists the Board in identifying individuals qualified to become members of the Board, recommending director nominees for election at the annual meeting of shareholders, and overseeing the Company’s corporate governance principles and practices. The Committee monitors developments in corporate governance best practices, reviews the composition, structure, and performance of the Board and its committees, and makes recommendations regarding Board policies, director independence, and related governance matters. The Committee also oversees the Company’s director evaluation process and succession planning for Board leadership. The Committee is composed of directors appointed by the Board, a majority of whom are independent, and operates under authority delegated by the Board. The Committee reports its findings and recommendations to the full Board for review and approval.

Compensation Committee. The Compensation Committee is responsible for establishing our compensation plans. The Compensation Committee’s duties include the development with management of benefit plans for our employees and the formulation of bonus plans and incentive compensation packages. The Compensation Committee approves the compensation of each senior executive and recommends to the Board the compensation arrangements of each member of the Board. In approving the compensation of each senior executive (other than the Chief Executive Officer), the Compensation Committee may consider recommendations made by the Chief Executive Officer. The Compensation Committee is also charged with the oversight of compensation plans and practices for all employees of the Company.

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

Special & Strategic Committee. The Special & Strategic Committee assists the Board in areas that require a specialized focus.

Strategic Planning Committee. The Strategic Planning Committee assists the Board in overseeing the Company’s long-term strategic direction, growth initiatives, and capital allocation priorities. The Committee reviews and evaluates the Company’s strategic plan, significant mergers, acquisitions, dispositions, joint ventures, and other strategic transactions, as well as major financing and capital deployment initiatives. The Committee also monitors industry, regulatory, and reimbursement trends affecting the Company’s business and evaluates strategic risks and opportunities for enhancing long-term shareholder value. The Committee is composed of directors appointed by the Board and operates pursuant to authority delegated by the Board. The Committee reports its recommendations and findings to the full Board for consideration and approval.

Director Attendance at Board, Committee and Annual Shareholder Meetings

During 2025, the Board held six meetings, the Audit Committee held three meetings, the Compensation Committee held one meetings and the Nominating Committee held one meeting. Each incumbent director attended at least 75% of the aggregate number of meetings held by the Board and by each of the committees on which he served during 2025. In addition, one of the three directors serving at that time attended the Company’s 2025 Annual Meeting of Shareholders (the "2025 Annual Meeting"). Directors are expected to make reasonable efforts to attend the Company’s annual meeting of shareholders.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of our common stock and Series A Preferred Stock (the “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely on a review of reports filed with the SEC, the Company believes that during 2025 fiscal year the Reporting Persons complied with all Section 16(a) filing requirements.

Board Structure

Our Articles and Bylaws provide the Board with flexibility to select the appropriate leadership structure for the Company. The Board does not have a policy as to whether the roles of Chairman of the Board and Chief Executive Officer should be separate or combined, or whether the Chairman of the Board should be a management or a non-management director. Currently, Mr. Morrison serves as the Chairman of the Board.

 Mr. Taylor serves as the Lead Independent Director of the Board (the “Lead Independent Director”). As the primary interface between management and the Board, the Lead Independent Director serves as a key contact for the independent directors, thereby enhancing the Board’s independence from management. In addition, the Lead Independent Director provides a valuable counterweight to a combined Chairman and Chief Executive Officer role, when we have such a dual role as we currently have. The Lead Independent Director’s responsibilities include as applicable, among other things:

●	Consulting with the Chairman of the Board (or the Chief Executive Officer, if there is no Chairman of the Board) regarding the agenda for Board meetings;

●	Scheduling and preparing agendas for meetings of non-management directors;

●	Presiding over meetings of non-management directors and executive sessions of meetings of the Board from which employee directors are excluded;

●	Acting as principal liaison between non-management directors and the Chairman of the Board (or the Chief Executive Officer, if there is no Chairman of the Board) on sensitive issues; and

●	Raising issues with management on behalf of the non-management directors when appropriate.

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

The Nominating Committee has not established specific minimum age, education, years of business experience or specific types of skills for potential director candidates but, in general, expects qualified candidates will have ample experience and a proven record of business success and leadership. Director candidates will be evaluated based on their financial literacy, business acumen and experience, independence for purposes of compliance with SEC rules and the OTCQB rules and their willingness, ability and availability for service, as well as other criteria established by the Nominating Committee. The Nominating Committee believes that continuity in leadership maximizes the Board’s ability to exercise meaningful oversight. Because qualified incumbent directors are generally uniquely positioned to provide shareholders the benefit of continuity of leadership and seasoned judgment gained through experience as a director, the Nominating Committee will generally consider as potential candidates those incumbent directors interested in standing for re-election who they believe have satisfied director performance expectations, including regular attendance at, preparation for and meaningful participation in meetings of the Board and its committees.

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

Clawback Policy

We have adopted a Clawback Policy, which provides for the recoupment of certain incentive compensation and is administered by the Compensation Committee. Under this policy, if we are required to restate our financial statements, we are generally required to recover reasonably promptly from any current or former executive officer any incentive-based compensation that would not have been paid but for the incorrect financial statements. The recovery requirement applies to incentive-based compensation received during the three fiscal years preceding the restatement. Incentive-based compensation is any compensation that is granted, earned or vested, based on the achievement of a financial reporting measure. We filed our Clawback Policy as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Item 11. Executive Compensation.

Executive Compensation Tables

Summary Compensation Table. The following table sets forth the compensation paid to, earned by or accrued for our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Options Awards(1) ($)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)	Total ($)
Brent S. Morrison*	2025	272,500	—	168,350	(2)	—		—		—	440,850
Chief Executive Officer, President, Corporate Secretary and Director (principal executive officer)	2024	220,000	—	54,500	(3)	42,240	(4)	—		—	316,740

Mark J. Stockslager**	2025	77,180	—	—		—		—		3,680	80,860
Senior Vice President (principal financial officer and principal accounting officer)	2024	—	—	—		—		—		—	—

Robert M. Thornton, Jr.***	2025	113,500	—	—		—		211,000	(5)	40,000	364,500
Executive Vice President - Corporate Strategy	2024	—	—	—		—		—		—	—

Paul J. O'Sullivan****	2025	150,000	—	—		—		—		—	150,000
Senior Vice President	2024	150,000	—	32,700	(6)	—		—		—	182,700

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

**Mr. Stockslager commenced serving as the Company's Chief Financial Officer and principal accounting officer on August 14, 2025.

***Mr. Thornton commenced serving as the Company's Executive Vice President - Corporate Strategy on August 14, 2025.

****Mr. O’Sullivan commenced serving as the Company’s principal financial officer and principal accounting officer on May 26, 2022 and commenced serving as the Company's Senior Vice President in January 2023.

(1) This column reflects the aggregate grant date fair value computed in accordance with ASC Topic 718 of the options to purchase shares of our common stock granted to the named executive officers. The assumptions used in the valuation of these awards are set forth in Note 14 - Stock Based Compensation to our consolidated financial statements. These amounts do not necessarily correspond to the actual value that may be recognized by the named executive officers, which depends, among other things, on the market value of our common stock appreciating from that on the grant date(s) of the option(s).

(2) Represents compensation paid to Mr. Morrison for his 2023 bonus as an employee for the year ended December 31, 2023, in the form of a restricted stock grant of 65,000 shares of common stock, with a grant price of $2.59 per share, which will vest in two equal installments on June 20, 2026 and June 20, 2027. See “Compensation Arrangements With Executive Officer” below.

(3) Represents compensation paid to Mr. Morrison as an employee for the year ended December 31, 2024, in the form of a restricted stock grant of 25,000 shares of common stock, with a grant price of $2.18 per share, which will vest in three equal installments on June 19, 2025, June 19, 2026 and June 19, 2027. See “Compensation Arrangements With Executive Officer” below.

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

(5) Represents compensation paid to Mr. Thornton as an employee for the year ended December 31, 2025, in the form of an inducement grant of 100,000 restricted shares of the Company’s Common Stock, with a grant price of $2.11 per share, which shall vest in three equal installments on August 14, 2025, August 14, 2026 and August 14, 2027. See “Compensation Arrangements With Executive Officers” below.

(6) Represents compensation paid to Mr. O'Sullivan as an employee for the year ended December 31, 2024, in the form of a restricted stock grant of 15,000 shares of common stock, with a grant price of $2.18 per share, which will vest in three equal installments on June 19, 2025, June 19, 2026 and June 19, 2027. See “Compensation Arrangements With Executive Officer” below.

Outstanding Equity Awards at Fiscal Year-End Table

The Outstanding Equity Awards at Fiscal Year-End table below sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2025:

	OPTION AWARDS				STOCK AWARDS
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)— Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested		Market Value of Shares or Units of Stock that have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested
Brent S. Morrison	—	—	$—	—	65,000	(2)	$83,200	—	$—
	—	—	$—	—	16,666	(3)	$21,332	—	$—

Mark J. Stockslager	—	—	$—	—	—		$—	—	$—

Robert M. Thornton, Jr.	—	—	$—	—	66,000	(4)	$84,480	—	$—

Paul J. O'Sullivan	—	—	$—	—	10,000	(5)	$12,800	—	$—
					8,000	(6)	$10,240	—	$—

(1)
Based upon the closing price of our common stock as of December 31, 2025.
(2)
Restricted shares that will vest on in equal installments on the first two anniversaries of the grant date of June 20, 2025.

(3)
Restricted shares that will vest on in equal installments on the first three anniversaries of the grant date of June 19, 2024.
(4)
Restricted shares that will vest in two equal installments on the first two anniversaries of the grant date of August 14, 2025.
(5)
Restricted shares that will vest on in equal installments on the first three anniversaries of the grant date of June 19, 2024.
(6)
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

On July 1, 2021, the Company entered into an employment agreement with Mr. Morrison (the “Original Morrison Employment Agreement”), pursuant to which, among other things: (i) the Company agreed to pay Mr. Morrison $220,000 per year, subject to increase by the Compensation Committee; (ii) Mr. Morrison is eligible to earn an annual bonus based on achievement of performance goals established by the Compensation Committee of up to 125% of his base salary; and (iii) the Company provides Mr. Morrison with such other benefits as other senior executives of the Company receive. Pursuant to the Morrison Employment Agreement, the Company agreed to employ Mr. Morrison for an initial term of three years.

Pursuant to the Original Morrison Employment Agreement, the Company granted to Mr. Morrison, subject to the 2020 Plan (as defined herein): (i) on July 1, 2021, a restricted stock award of 24,000 shares of common stock, which vests in three equal installments on January 1, 2022, January 1, 2023 and January 1, 2024; (ii) on January 1, 2022, a restricted stock award of 24,000 shares of common stock, which vests in two equal installments on January 1, 2023 and January 1, 2024; and (iii) on January 1, 2023, an option to purchase 24,000 shares of common stock, which vests immediately on the grant date. Pursuant to the Original Morrison Employment Agreement, the Company agreed to grant Mr. Morrison, subject to the 2020 Plan, on January 1, 2024, an option to purchase 24,000 shares of common stock, which will vest immediately on the grant date. The exercise price per share for the common stock subject to each option shall equal the Fair Market Value (as defined in the 2020 Plan) of a share of common stock on the respective dates of grant, unless the 2020 Plan requires a higher exercise price.

Pursuant to the Original Morrison Employment Agreement, upon termination of Mr. Morrison’s employment for any reason, the Company will pay Mr. Morrison: (i) unpaid salary earned through his termination date; (ii) any vacation time earned but not used as of his termination date in accordance with the Company’s policies as then in effect; (iii) reimbursement, in accordance with the Company’s policies and procedures, for business expenses incurred but not yet paid as of his termination date; (iv) except in the case of termination for cause, any annual bonus for any completed fiscal year to the extent not yet paid and earned; and (v) all other payments, benefits or fringe benefits to which he is entitled under the terms of the applicable arrangements and/or under applicable law (all of the foregoing clauses (i) through (v), the “Accrued Obligations”). If Mr. Morrison is terminated for cause, then the awards that were granted to but not yet vested or exercisable as of his termination date will be automatically forfeited.

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

Upon closing of the Merger, effective August 14, 2025, the Company entered into an Amended and Restated Employment Agreement with Mr. Morrison (the “A&R Morrison Employment Agreement”). The A&R Morrison Employment Agreement amended and restated in its entirety the Original Morrison Employment Agreement.

The A&R Morrison Employment Agreement provides for an initial term of three years, and thereafter automatically renews for successive additional 12-month periods unless earlier terminated pursuant to the terms and conditions of the Morrison Employment Agreement or written notice of non-renewal is given by either Mr. Morrison or Regional at least 90 days prior to the expiration of the then-current term.

Pursuant to the A&R Morrison Employment Agreement, Mr. Morrison is entitled to an initial base salary of $360,000 (the “Morrison Salary”). Mr. Morrison’s salary will be reviewed at least annually for increase, but not decrease, by the Compensation Committee of the Regional board of directors (the “Compensation Committee”). The A&R Morrison Employment Agreement also provides that Mr. Morrison is eligible for a discretionary cash bonus of between 50% and 125% of the Morrison Salary, with a target bonus of 100% of the Morrison Salary (the “Morrison Target Bonus”), based on the achievement of operational and strategic performance goals established by the Compensation Committee. The A&R Morrison Employment Agreement further provides that, subject to approval by the Compensation Committee, Mr. Morrison’s continued employment with Regional through the grant date, and to the extent shares of common stock are available for issuance of the awards under the Company’s 2023 Plan, Regional will grant to Mr. Morrison, pursuant to and subject to the terms and conditions of the 2023 Plan and related award agreement, 100,000 shares of common stock as an Award of Restricted Stock Units (as defined in the 2023 Plan) and an Incentive Stock Option (as defined in the 2023 Plan) to purchase 100,000 shares of common stock, each subject to the terms of the 2023 Plan and award agreement. If insufficient shares of common stock are available under the 2023 Plan for issuance of the full award, Regional will use reasonable efforts to obtain shareholder approval to increase the shares of common stock available under the 2023 Plan in order to grant the full award.

Upon termination of Mr. Morrison’s employment under the A&R Morrison Employment Agreement for any reason, Mr. Morrison shall be entitled to receive the following: (i) unpaid salary earned through the date of termination; (ii) any vacation time earned but not used as of the date Mr. Morrison’s employment terminates in accordance with Regional policies as then in effect; (iii) reimbursement, upon Mr. Morrison’s timely presentation of an itemized account and substantiation therefor and otherwise in accordance with Regional’s and its affiliates policies and procedures, for reasonable direct out-of-pocket expenses incurred by Mr. Morrison on behalf of Regional in connection with and necessary for the rendering of his services to Regional under the A&R Morrison Employment Agreement but not yet paid to Mr. Morrison as of the date his employment terminates; (iv) except in the case of a termination by Regional and its affiliates for Cause (as defined in the A&R Morrison Employment Agreement), Mr.Morrison’s annual bonus for any completed fiscal year to the extent not yet paid and earned; and (v) all other payments, benefits or fringe benefits to which Mr. Morrison is entitled under the terms of the applicable arrangements and/or applicable law (all of the foregoing clauses (i) – (v) collectively, the “Morrison Accrued Obligations”).

If Mr. Morrison’s employment is terminated by Regional without Cause, then, contingent upon Mr. Morrison’s signing a general release, Mr. Morrison will continue to receive his then base salary for 12 months following the date of his termination, payable in bi-monthly installments in accordance with Regional’s normal payroll procedures, subject to the terms and conditions of the A&R Morrison Employment Agreement.

Pursuant to the A&R Morrison Employment Agreement, (i) during the employment term and for six months thereafter, Mr. Morrison is subject to a non-competition provision; (ii) during the employment term and for 12 months thereafter, Mr. Morrison is subject to a non-solicitation of employees provision; and (iii) during the employment term and perpetually thereafter, Mr. Morrison is subject to a confidentiality provision.

Mr. Stockslager. Mr. Stockslager commenced serving as the Company's Chief Financial Officer and principal accounting officer on August 14, 2025, closing date of the Merger. Upon closing of the Merger, the Company offered employment, compensation, and incentive terms to Mr. Stockslager pursuant to his existing SunLink employment letter effective January 1, 2001 (“Existing Stockslager Employment Letter”). Under the Existing Stockslager Employment Letter, Mr. Stockslager’s current base salary is $17,000 per month or $204,000 on an annualized basis. Additionally, Mr.  Stockslager is also eligible to receive an annual bonus of up to sixty percent of his annual base salary if criteria established by the compensation committee are met. Upon a change in control, if Mr. Stockslager’s employment is thereafter terminated for any reason other than cause or if he terminates his employment within one year of the change-in-control, he is entitled to twelve months of base pay, to be paid in accordance with the Company’s existing payroll practices.

Robert M. Thornton,. Jr. Mr. Thornton commenced serving as the Company's Executive Vice President - Corporate Strategy on August 14, 2025, closing date of the Merger. Upon closing of the Merger, the Company entered into an employment agreement (“Thornton Employment Agreement”) with Mr. Thornton. The Thornton Employment Agreement provides for a term of 36 months. Pursuant to the Thornton Employment Agreement, Mr. Thornton is entitled to a base salary (the “Thornton Base Salary”) at the gross rate of: (i) $25,000 per month for each of the first 12 consecutive months of the term commencing with the Commencement Date (as defined in the Thornton Employment Agreement); (ii) $20,833 per month for each of the second 12 consecutive months of the term commencing with the first 12-month anniversary of the Commencement Date; and (iii) $15,799 per month for each of the third 12 consecutive months of the term commencing with the second 12-month anniversary of the Commencement Date. The Company’s board of directors shall review the Thornton Base Salary at least annually to determine whether in its sole discretion an increase in the Thornton Base Salary would be appropriate. The Thornton Employment Agreement also provides that Mr. Thornton is eligible to receive an annual discretionary bonus during each year of the term on a reasonably comparable basis to the performance criteria the Company’s board of directors utilizes with respect to the Chief Executive Officer’s annual discretionary bonus, of which such annual discretionary bonus shall not exceed 62.5% of the Thornton Base Salary.

The Thornton Employment Agreement further provides that, the Compensation Committee shall authorize and Regional shall grant to Mr. Thornton, subject to terms and conditions of the related award agreement, an inducement grant of 100,000 restricted shares of the Company’s Common Stock, which shall vest one third on the Commencement Date, one third on the first 12-month anniversary of the Commencement Date and one third on the second 12-month anniversary of the Commencement Date.

If Mr. Thornton’s employment with the Company shall be terminated during the term (i) by reason of Death (as defined in the Thornton Employment Agreement), or (ii) by Regional due to Mr. Thornton’s Disability (as defined in the Thornton Employment Agreement) or for Cause (as defined in the Thornton Employment Agreement), the Company shall pay to Mr. Thornton or his heirs within 30 days after the termination date a lump sum cash payment equal to the Thornton Accrued Compensation to which Mr. Thornton is entitled. “Thornton Accrued Compensation” shall mean (i) an amount of unpaid Thornton Base Salary earned through the termination date; (ii) annual bonus for any completed calendar year and the portion of annual bonus for the current calendar year to the extent earned (i.e. to the extent the applicable annual goals or performance measures relevant to Mr. Thornton or the Company as a whole have been proportionally achieved or accomplished to termination date) but not yet paid; and (iii) reimbursement for unpaid reasonable and necessary business expenses incurred and substantiated by Mr. Thornton on behalf of the Company or its subsidiaries during the period ending on the termination date, in accordance with the Company’s policy.

If Mr. Thornton’s employment is terminated by the Company for any reason other than for Cause within one year after a Change in Control (as defined in the Thornton Employment Agreement), then, contingent upon Mr. Thornton’s signing a general release, Mr. Thornton shall receive from the Company (i) an aggregate of $300,000 (minus applicable tax withholdings) to be paid in substantially equal monthly installments over the Severance Period in accordance with the normal payroll schedule of the Company; (ii) a lump sum in an aggregate gross amount equal to one year’s Thornton Base Salary at the then-current rate earned for that year payable in monthly installments beginning on the first regular payroll period immediately following the end of the Severance Period; (iii) Thornton Accrued Compensation within 30 days after the termination date in a lump sum, including without limitation, a pro rata portion of any accrued but unpaid annual bonus for which performance goals have been achieved; (iv) the balance of certain other benefits as set forth in the Thornton Employment Agreement for 24 months following termination, subject to the terms and conditions of such plans and programs; and (v) Mr. Thornton’s unvested awards under the Company’s equity plans (whether such plans are in effect now or in the future) (if any) shall vest (as well as any unvested portion of the inducement grant), and shall be exercisable pursuant to the terms of the applicable equity plans and award agreement. “Severance Period” shall mean and include the time remaining in the balance of the term immediately prior to termination.

If Mr. Thornton’s employment with the Company is terminated during the term by the Company other than for Death, Disability, or Cause, then, contingent upon Mr. Thornton’s signing a general release, Mr. Thornton shall receive monthly severance payments with such monthly severance payment equal to the product of (x) an amount equal in the aggregate to the number of months (rounded up to the nearest whole month) remaining in the Severance Period times (y) the then applicable monthly rate of Thornton Base Salary, to be paid in substantially equal monthly installments in accordance with the normal payroll schedule of the Company beginning with the termination date for and over the Severance Period. If Mr. Thornton voluntarily resigns, the foregoing aggregate amount shall be reduced by 20%.

Pursuant to the Thornton Employment Agreement, (i) during the employment term and for six months thereafter, Mr. Thornton is subject to a non-competition provision; (ii) during the employment term and for 24 months thereafter, Mr. Thornton is subject to a non-solicitation of employees provision; and (iii) during the employment term and perpetually thereafter, Mr. Thornton is subject to a confidentiality provision.

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

See Note 17 - Subsequent Events to our consolidated financial statements for information on our A&R Plan and Exhibit 10.2(e) for the complete text.

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

On November 5, 2025, the Compensation Committee approved and on November 6, 2025 the Board approved the Company’s non-employee director compensation policy effective September 1, 2025, which set the annual cash compensation as (i) director retainer at $25,000, (ii) committee member at $5,000 and (iii) committee chair at $20,000. In addition, each eligible director is eligible to receive an annual award of 3,000 options.

Director Compensation Table

The following table sets forth information regarding compensation paid to our non-employee directors for the year ended December 31, 2025. Directors who are employed by us do not receive any compensation for their activities related to serving on the Board:

Name	Fees earned or paid in cash $	Stock awards $	All other compensation $	Total $
Dr. Steven J. Baileys	20,833	—	—	20,833
Gene E. Burleson	25,000	—	—	25,000
F. Scott Kellman	25,000	—	—	25,000
Steven L. Martin	39,292	—	—	39,292
Kenneth W. Taylor	49,708	—	—	49,708
David A. Tenwick (1)	28,875	—	—	28,875
C. Christian Winkle	22,917	—	—	22,917

(1) Mr. Tenwick's tenure as a board member ended on August 14, 2025, closing date of the Merger.

The number of outstanding exercisable and unexercisable options and warrants, and the number of unvested shares of restricted stock held by each of our non-employee directors as of December 31, 2025, are shown below:

	Number of Shares Subject to Outstanding Options or Warrants		Number of Shares of Unvested
Director	Exercisable	Unexercisable	Restricted Stock
Dr. Steven J. Baileys	—	—	—
Gene E. Burleson	—	—	—
F. Scott Kellman	—	—	—
Steven L. Martin	—	—	—
Kenneth W. Taylor	—	—	—
C. Christian Winkle	—	—	—

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of the Common Stock

The following table furnishes information, as of March 01, 2026, as to shares of the common stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of the common stock, (ii) each of our directors and our named executive officers identified in Part III, Item 11., “Executive Compensation - Summary Compensation Table” of this Annual Report; and (iii) our directors and executive officers as a group. As of March 01, 2026, there were 3,934,677 shares of common stock outstanding.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)		Percent of Outstanding Common Stock (3)
5% Beneficial Owners (Excluding Directors and Named Executive Officers):
Bradley Louis Radoff	250,977	(4)	6.38%
Directors and Named Executive Officers:
Steven J. Baileys	191,721	(5)	4.87%
Gene E. Burleson	24,881		*
Scott Kellman	3,000		*
Steven L. Martin	16,982		*
Brent S. Morrison	211,771	(6)	5.38%
Paul J. O'Sullivan	84,630	(7)	2.15%
Mark J. Stockslager	24,484		*
Kenneth W. Taylor	12,562		*
Robert M. Thornton, Jr.	226,796	(8)	5.76%
C. Christian Winkle	3,000		*
All Directors and Executive Officers as a Group:	799,827		20.24%

* Less than one percent.

(1)
The address of each of our directors, director nominees and executive officers is c/o Regional Health Properties, Inc., 1050 Crown Pointe Parkway, Suite 720, Atlanta, Georgia 30338.
(2)
Except as otherwise specified, each individual has sole and direct beneficial voting and dispositive power with respect to shares of the common stock indicated.
(3)
Percentage is calculated based on 3,934,677 shares of common stock outstanding as of March 1, 2026 plus any stock options exercisable as of March 1, 2026 and any stock options exercisable within 60 days of April 30, 2026.
(4)
Represents: (i) 166,770 shares of common stock held directly by Mr. Bradley Radoff, and (ii) 84,207 shares of common stock held by The Radoff Family Foundation ("Radoff Foundation") where Mr. Radoff serves as a director and may be deemed to beneficially own the shares of common stock directly owned by the Radoff Foundation, as disclosed on Schedule 13G (Amendment 1) filed with the SEC on February 18, 2026. The address of the Radoff Foundation is 2727 Kirby Drive, Unit 29L, Houston Texas 77098.
(5)
Represents: (i) 124,911 shares on common stock held directly by Mr. Baileys; (ii) 40,788 shares of common stock held in an individual retirement account; (iii) 22,660 shares of common stock held in Trusts; (iv) 362 shares of common stock held by spouse, and (v) 3,000 stock options exercisable within 60 days of April 30, 2026.
(6)
Represents: (i) 209,499 shares of common stock held directly by Mr. Morrison which includes 81,666 unvested shares of restricted stock over which the holder has sole but no investment power; and (ii) 2,272 shares of common stock held in an individual retirement account.
(7)
Represents: (i) 51,130 shares of common stock held by Mr. O’Sullivan which includes 10,000 unvested shares of restricted stock over which the holder has sole but no investment power and (ii) 33,500 shares of common stock held in an individual retirement account.
(8)
Represents: (i) 100,000 shares of common stock held directly by Mr. Thornton which includes 66,667 unvested shares of restricted stock over which the holder has sole but no investment power; (ii) 1,133 shares of common stock held in an individual retirement account, and (iii) 125,663 shares of common stock held by CareVest Capital, L.L.C.

Ownership of the Series A Preferred Stock

The following table furnishes information, as of March 01, 2026 and based on information reported by each beneficial owner, as to the shares of Series A Preferred Stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding shares of Series A Preferred Stock; (ii) each of our directors and named executive officers; and (iii) our directors and executive officers as a group. As of March 01, 2026, there were 559,263 shares of Series A Preferred Stock outstanding.

Name of Beneficial Owner (1)	Number of Shares of Series A Preferred Stock Beneficially Owned (2)	Percent of Outstanding Series A Preferred Stock(3)
Directors and Named Executive Officers:
Steven J. Baileys	—	*
Gene E. Burleson	—	*
Scott Kellman	—	*
Steven L. Martin	—	*
Brent S. Morrison	—	*
Paul J. O'Sullivan	—	*
Mark J. Stockslager	—	*
Kenneth W. Taylor	—	*
Robert M. Thornton, Jr.	—	*
C. Christian Winkle	—	*
All Directors and Executive Officers as a Group:	—	*

* Less than one percent.

(1)
The address for each of our directors and executive officers is c/o Regional Health Properties, Inc., 1050 Crown Pointe Parkway, Suite 720, Atlanta, Georgia 30338.
(2)
Except as otherwise specified, each individual has sole and direct beneficial voting and dispositive power with respect to the shares of Series A Preferred Stock indicated.
(3)
Percentage is calculated based on 559,263 shares of Series A Preferred Stock outstanding as of March 01, 2026.

Ownership of the Series B Preferred Stock

The following table furnishes information, as of March 01, 2026, as to the shares of Series B Preferred Stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of the Series B Preferred Stock, (ii) each of our directors and named executive officers; and (ii) our directors and executive officers as a group. As of March 01, 2026, there were 1,724,443 shares of Series B Preferred Stock outstanding.

Name of Beneficial Owner (1)	Number of Shares of Series B Preferred Stock Beneficially Owned (2)		Percent of Outstanding Series B Preferred Stock (3)
Directors and Named Executive Officers:
Steven J. Baileys	—		*
Gene E. Burleson	—		*
Scott Kellman	—		*
Steven L. Martin	95,157	(4)	5.52%
Brent S. Morrison	—		*
Paul J. O'Sullivan	—		*
Mark J. Stockslager	—		*
Kenneth W. Taylor	—		*
Robert M. Thornton, Jr.	—		*
C. Christian Winkle	—		*
All Directors and Executive Officers as a Group:	95,157		5.52%

* Less than one percent.

(1)
The address of each of our directors, director nominees and executive officers is c/o Regional Health Properties, Inc., 1050 Crown Pointe Parkway, Suite 720, Atlanta, Georgia 30338.
(2)
Except as otherwise specified, each individual has sole and direct beneficial voting and dispositive power with respect to the shares of Regional Series B preferred stock indicated.
(3)
Percentage is calculated based on 1,724,443 shares of Regional Series B preferred stock outstanding as of March 01, 2026.
(4)
Represents (i) 39,371 shares of Series B preferred stock held by Mr. Martin; (ii) 26,999 shares of Series B preferred stock held in an individual retirement account; (iii) 22,987 shares of Series B preferred stock held by spouse; (iv) 5,800 shares of Series B preferred stock held by spouse in an individual retirement account; and (v) excludes 2,000 shares of Series B preferred stock held in trust which Mr. Martin disclaims beneficial ownership of these securities.

Ownership of the Series D Preferred Stock

The following table furnishes information, as of March 01, 2026, as to the shares of Series D Preferred Stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of the Series B Preferred Stock, (ii) each of our directors and named executive officers; and (ii) our directors and executive officers as a group. As of March 01, 2026, there were 1,405,609 shares of Series D Preferred Stock outstanding.

Name of Beneficial Owner (1)	Number of Shares of Series D Preferred Stock Beneficially Owned (2)		Percent of Outstanding Series D Preferred Stock (3)
5% Beneficial Owners (Excluding Directors and Named Executive Officers):
Charles Frischer	138,300	(4)	9.82%
Bradley Louis Radoff	86,732	(5)	6.16%
Directors and Named Executive Officers:
Steven J. Baileys	166,568	(6)	11.83%
Gene E. Burleson	14,900	(7)	1.06%
Scott Kellman	—		*
Steven L. Martin	—		*
Brent S. Morrison	—		*
Paul J. O'Sullivan	—		*
Mark J. Stockslager	21,610	(8)	1.53%
Kenneth W. Taylor	—		*
Robert M. Thornton, Jr.	111,912	(9)	7.95%
C. Christian Winkle	—		*
All Directors and Executive Officers as a Group:	314,990		22.37%
*
Less than one percent.
(1)
The address of each of our directors, director nominees and executive officers is c/o Regional Health Properties, Inc., 1050 Crown Pointe Parkway, Suite 720, Atlanta, Georgia 30338.
(2)
Except as otherwise specified, each individual has sole and direct beneficial voting and dispositive power with respect to the shares of Regional Series D preferred stock indicated.
(3)
Percentage is calculated based upon 1,405,609 shares of Series D Preferred Stock outstanding as of March 01, 2026.
(4)
Represents 138,300 shares of Series D Preferred Stock held directly by Mr. Frischer as disclosed on Schedule 13D filed with the SEC on August 19, 2025.

(5)
Represents: (i) 61,051 shares of Series D Preferred Stock held directly by Mr. Radoff, and (ii) 25,681 shares of Series D Preferred Stock held by The Radoff Family Foundation ("Radoff Foundation") where Mr. Radoff serves as a director and may be deemed to beneficially own the shares of Series D Preferred Stock directly owned by the Radoff Foundation, as disclosed on Schedule 13G (Amendment 1) filed with the SEC on February 18, 2026. The address of the Radoff Foundation is 2727 Kirby Drive, Unit 29L, Houston Texas 77098.
(6)
Represents: (i) 110,248 shares of Series D Preferred Stock held directly by Mr. Baileys; (ii) 36,000 shares of Series D Preferred Stock held in an individual retirement account; (iii) 20,000 shares of Series D Preferred Stock held in Trust; and (iv) 320 shares of Series D Preferred Stock held by spouse.
(7)
Represents: (i) 2,871 shares of Series D Preferred Stock held directly by Mr. Burleson; (ii) 20 shares of Series D Preferred Stock held in an individual retirement account; and (iii) 12,009 shares of Series D Preferred Stock held in Trust.
(8)
Represents 21,610 shares of Series D Preferred Stock held directly by Mr. Stockslager.
(9)
Represents: (i) 1,000 shares of Series D Preferred Stock held in an individual retirement account; and (ii) 110,912 shares of Series D Preferred Stock held in by CareVest Capital, L.L.C. of which Mr. Thornton owns 100% of the outstanding voting shares.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2025 with respect to shares of the common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval. The information includes the number of shares covered by and the weighted average exercise price of outstanding options and warrants and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted -Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1))
Equity compensation plans approved by security holders	—	$—	76,000
Total	—	$—	76,000
(1)
Represents shares available for future issuance under the 2023 Plan, which was approved by the Company’s shareholders on November 16, 2023 at the 2023 Annual Meeting of Shareholders of the Company. See Note 17 - Subsequent Events to our consolidated financial statements for information on our A&R Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Mr. Martin is affiliated with holders of the Company’s Series B Preferred Stock. Mr. Martin is currently a director. The Board, upon the recommendation of the Nominating Committee, nominated Mr. Martin, who was a director nominee recommended by certain of the holders of the Series B Preferred Stock, to stand for election at the 2024 Annual Meeting on January 14, 2025. Mr. Martin was previously elected to the Board at the 2022 Annual Meeting of Shareholders held on February 14, 2023 and served on the Board until November 16, 2023, at which time he did not stand for re-election at the Company’s 2023 Annual Meeting of Shareholders. The Company previously negotiated with certain of the holders of the Series A Preferred Stock, including affiliates of Mr. Martin, the terms of the Company’s exchange offer that closed on June 30, 2023.

Messrs. Baileys and Burleson are affiliated with holders of the Company’s Series D Preferred Stock. Messrs. Baileys and Burleson joined the Board in connection with the closing of the Merger between the Company and SunLink, which Merger closed effective August 14, 2025 and were elected to the Board, in accordance with the terms of the Series D Preferred Stock, at the Annual Meeting held on January 5, 2026.

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

Director Independence

OTCQB Rules define an “Independent Director” as a Person (as defined in the OTCQB Rules) other than an executive officer or employee of the company or any other Person having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out their responsibilities as a director. Such rules further provide that the following persons shall not be considered independent: (i) a director who is, or at any time during the past three years was, employed by the company; (ii) a director who accepted or has a Family Member (as defined in the OTCQB Rules) who accepted any compensation from the company in excess of $120,000 during any fiscal year within the three years preceding the determination of independence, other than compensation for board or board committee service; compensation paid to a Family Member who is an employee (other than an executive officer) of the company; or benefits under a tax-qualified retirement plan, or nondiscretionary compensation; or (iii) a director who is the Family Member of a Person who is, or at any time during the past three years was, employed by the company as an executive officer.

The Company believes that each of its non-employee directors will qualify as independent directors under the OTCQB Rules and that all of the members of its audit committee will qualify as independent directors under the OTCQB Rules.

For the year ended December 31, 2025, the Company has not had nor is there any currently proposed transaction, in which the Company was or in which the Company is to be a participant and the amount involved exceeds $120,000, and in which any related person (as defined in the Instructions to Item 404 of Regulation S-K) had or will have a direct or indirect material interest other than as otherwise disclosed elsewhere in this Annual Report. See Item 13 Certain Relationships and Related Transactions, and Director Independence: "Related Party Transactions” and “Approval of Related Party Transactions.”

Item 14. Principal Accountant Fees and Services

Pursuant to appointment by the Audit Committee, Cherry Bekaert, LLP (“Cherry Bekaert”) has audited the financial statements of the Company and its subsidiaries for the years ended December 31, 2025 and 2024, respectively.

The following table sets forth the aggregate fees that Cherry Bekaert billed or will bill to the Company for the years ended December 31, 2025 and 2024, respectively. All of the fees were approved by the Audit Committee in accordance with its policies and procedures.

	Year Ended December 31,
(Amounts in 000's)	2025	2024
Audit fees (total)(1)	$268	$262
Audit-related fees (total)(2)	50	16
Tax fees	—	—
All other fees	—	—
Cherry Bekaert Total fees	$318	$278

(1)
Audit fees include fees associated with professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q during the twelve months ended December 31, 2025 and 2024.
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

(i)
Consolidated Balance Sheets—December 31, 2025 and 2024;
(ii)
Consolidated Statement of Operations and Comprehensive Earnings—Years ended December 31, 2025 and 2024;
(iii)
Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2025 and 2024;
(iv)
Consolidated Statements of Cash Flows—Years ended December 31, 2025 and 2024; and
(v)
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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, by and between Regional Health Properties, Inc. and SunLink Health Systems, Inc., dated as of January 3, 2025	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on January 10, 2025

2.2	Amended and Restated Agreement and Plan of Merger by and between Regional Health Properties, Inc. and SunLink Health Systems, Inc., dated as of April 14, 2025	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on April 18, 2025

2.3	Amendment to Amended and Restated Agreement and Plan of Merger by and between Regional Health Properties, Inc. and SunLink Health Systems, Inc., dated as of June 20, 2025	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on June 23, 2025

2.4	Asset Purchase Agreement by and between Regional Health Properties, Inc., Coosa Nursing ADK LLC, and Coosa Valley SNF Realty LLC, effective July 30, 2025	Incorporated by reference to Exhibit 2.3 of the Registrant's Quarterly Report of Form 10-Q filed on August 14, 2025

3.1	Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective July 3, 2023	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on July 6, 2023

3.2	Amended and Restated Bylaws of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

3.2(a)	Amendment No. 1 to Amended and Restated Bylaws of Regional Health Properties, Inc., effective June 27, 2023	Incorporated by reference to Exhibit 3.6 of the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4 (Reg. No. 333-269750) filed on June 28, 2023

3.2(b)	Articles of Amendment to Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective August 5, 2025	Incorporated by reference to Exhibit 3.1 of Registrant's Current Report of Form 8-K filed on August 5, 2025

4.1	Description of Capital Stock of Regional Health Properties, Inc.	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on July 6, 2023

4.2	Form of Common Stock Certificate of Regional Health Properties, Inc	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
.

4.3*	Warrant to Purchase 70,000 Shares of Common Stock, dated May 15, 2013, issued by AdCare Health Systems, Inc. to Ronald W. Fleming	Incorporated by reference to Exhibit 4.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

10.1*	Regional Health Properties, Inc. 2020 Equity Incentive Plan	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 17, 2020

10.1(a)*	Form of Restricted Common Stock Agreement – Non Employee Director (2020 Equity Plan)	Incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

10.1(b)*	Form of Restricted Common Stock Agreement – Employee (2020 Equity Plan)	Incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

10.1(c)*	Form of Incentive Stock Option Award Agreement (pursuant to the Regional Health Properties, Inc. 2020 Equity Incentive Plan).	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on January 6, 2022

10.1(d)*	Form of Non-Qualified Stock Option Award Agreement (pursuant to the Regional Health Properties, Inc. 2020 Equity Incentive Plan).	Incorporated by reference to Exhibit 10.1(d) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022

10.2*	Regional Health Properties, Inc. 2023 Omnibus Incentive Compensation Plan	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed November 20, 2023

10.2(a)*	Form of Non-Qualified Stock Option Agreement (pursuant to the Regional Health Properties, Inc. 2023 Omnibus Incentive Compensation Plan)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed November 20, 2023

10.2(b)*	Form of Incentive Stock Option Agreement (pursuant to the Regional Health Properties, Inc. 2023 Omnibus Incentive Compensation Plan)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed November 20, 2023

10.2(b)*	Form of Restricted Stock Agreement (pursuant to the Regional Health Properties, Inc. 2023 Omnibus Incentive Compensation Plan)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed November 20, 2023

10.2(d)*	Form of Restricted Stock Unit Agreement (pursuant to the Regional Health Properties, Inc. 2023 Omnibus Incentive Compensation Plan)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed November 20, 2023

10.2(e)*	Regional Health Properties, Inc. Amended and Restated 2023 Omnibus Incentive Compensation Plan.	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement on Form 14A filed December 10, 2025

10.3*	Employment Agreement, dated July 1, 2021, by and among Regional Health Properties, Inc. and Brent Morrison.

Incorporated by reference to Exhibit 10.229 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-4 filed by Regional Health Properties, Inc. on July 2, 2021 (File No. 333-256667).

10.3(a)*	Amended and Restated Employment Agreement by and between Regional Health Properties, Inc. and Brent S. Morrison, dated as of August 14, 2025	Incorporated by reference to Exhibit 10.1 of Registrant's Current Report of Form 8-K filed on August 14, 2025

10.4*	Letter Agreement, dated October 1, 2013, among AdCare Health Systems, Inc., Park City Capital, LLC and Michael J. Fox	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 18, 2013

10.5*	Consulting Agreement, dated as of August 16, 2020, by and between E. Clinton Cain and Regional Health Property, Inc.	Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020

10.6	Mt. Kenn Property Holdings, LLC Deed to Secure Debt, Assignment of Rents and Security Agreement dated April 29, 2011	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 5, 2011

10.7	Form of Promissory Note, issued by Mount Trace Nursing ADK, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2011

10.8	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10	Incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10.9	Term Note, dated July 27, 2011, made by Erin Property Holdings, LLC in favor of Bank of Atlanta	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10.9(a)	Note and Loan Modification Agreement, dated as of September 3, 2020, by and between Erin Property Holdings, LLC and Regional Health Property, Inc. and Cadence Bank, NA	Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020

10.10	Note, dated July 27, 2011, made by Erin Property Holdings, LLC, in favor of Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.11	Term Loan Agreement, dated July 27, 2011, among Erin Property Holdings, LLC, Erin Nursing, LLC, AdCare Health Systems, Inc. and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.11(a)

Second Forbearance Agreement, dated February 1, 2026, by and among Erin Properties Holding, LLC, Erin Nursing, LLC, Regional Health Properties, Inc. and Huntington National Bank, with respect to the USDA Loan

Filed herewith

10.12	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.12(a)

Second Forbearance Agreement, dated February 1, 2026, by and among Erin Properties Holding, LLC, Erin Nursing, LLC, Regional Health Properties, Inc. and Huntington National Bank, with respect to the SBA Loan

Filed herewith

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

Incorporated by reference to Exhibit 10.247 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020

10.81	Promissory Note, dated as of September 30, 2021, by and between Coosa Nursing, LLC and the Exchange Bank of Alabama.	Incorporated by reference to Exhibit 4.17 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2021

10.82	Second Renewal Amended and Restated Promissory Note, dated as of August 17, 2021, by and between Regional Health Properties, Inc. and KeyBank National Association.	Incorporated by reference to Exhibit 4.18 of the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2021

10.83	Management Agreement, dated as of September 22, 2021, by and between Peach Health Group, LLC and Tara Operator, LLC.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed September 27, 2021

10.84	Outside Director Compensation package	Incorporated by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022

10.85	Forbearance Agreement, dated as of November 22, 2024, by and among the Company, Borrower and the Lender regarding the USDA Note.	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed November 29, 2024

10.86	Forbearance Agreement, dated as of November 22, 2024, by and among the Company, the Borrower and the Lender regarding the SBA Note	Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed November 29, 2024

10.87	Lease Termination Agreement, dated November 14, 2024, by and between Mountain Trace Nursing ADK, LLC (Landord) and Vero Health X, LLC (Tenant)	Filed herewith

10.88*	Employment Agreement by and between Regional Health Properties, Inc. and Robert M. Thornton, Jr., dated as of August 14, 2025	Incorporated by reference to Exhibit 10.2 of Registrant's Current Report of Form 8-K filed on August 14, 2025

10.89*	Award Agreement by and between Regional Health Properties, Inc. and Robert M. Thornton, Jr., dated as of August 14, 2025	Incorporated by reference to Exhibit 10.3 of Registrant's Current Report of Form 8-K filed on August 14, 2025

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Cherry Bekaert LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

97.1	Regional Health Properties, Inc. Clawback Policy	Incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
April 2, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Brent S. Morrison
Brent S. Morrison	Chairman, Chief Executive Officer, and President (Principal Executive Officer)	April 2, 2026

/s/ Mark J. Stockslager
Mark J. Stockslager	Chief Financial Officer (Principal Financial Officer)	April 2, 2026

/s/ Steven J. Baileys
Steven J. Baileys	Director	April 2, 2026

/s/ Gene E. Burleson
Gene E. Burleson	Director	April 2, 2026

/s/ F. Scott Kellman
F. Scott Kellman	Director	April 2, 2026

/s/ Steven L. Martin
Steven L. Martin	Director	April 2, 2026

/s/ Kenneth W. Taylor
Kenneth W. Taylor	Director	April 2, 2026

/s/ C. Christian Winkle
C. Christian Winkle	Director	April 2, 2026