Form 10-Q
period 2026-03-31
REGIONAL HEALTH PROPERTIES, INC
filed 2026-05-15
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

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

As of May 13, 2026 the registrant had 3,924,667 shares of common stock, no par value, outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000's)

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Cash	$1,058	$3,013
Restricted cash	1,508	1,631
Accounts receivable, net of allowances of $933 and $727	10,057	8,025
Inventory	1,625	1,354
Notes receivable	624	644
Prepaid expenses and other	1,355	1,623
Total current assets	16,227	16,290
Property and equipment, net	35,445	35,805
Assets held for sale, net	4,229	4,207
Restricted cash	1,509	1,420
Intangible assets	4,640	4,660
Other assets	3,648	3,842
Goodwill	1,585	1,585
Total assets	$67,283	$67,809
LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$7,712	$6,986
Accrued expenses	8,583	7,888
Other liabilities	892	867
Debt related to assets held for sale, net	2,935	3,001
Current portion of long term debt	5,140	5,414
Total current liabilities	25,262	24,156
Long-term debt, net - less current maturities	34,546	34,738
Operating lease obligation	2,163	2,325
Other liabilities	1,583	1,550
Total liabilities	63,554	62,769
Preferred stock, Series D, no par values, 1,420 shares authorized; 1,405 shares issued and outstanding at March 31, 2026 and December 31, 2025.	4,691	4,691
Stockholders' equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 3,946 issued and 3,935 outstanding at March 31, 2026 and December 31, 2025.	67,392	67,296
Preferred stock, no par value; 5,000 shares authorized (including amounts authorized for Series A, Series B and Series D); shares issued and outstanding designated separately
Preferred stock, Series A, no par value; 559 shares authorized, issued and outstanding at March 31, 2026 and December 31, 2025, with a redemption amount $426 at March 31, 2026 and December 31, 2025	426	426
Preferred stock, Series B, no par value; 2,812 shares authorized; 1,711 and 1,741 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively, with a redemption amount $14,196 and $14,382 at March 31, 2026 and December 31, 2025, respectively	14,132	14,382
Accumulated deficit	(82,934)	(81,777)
Accumulated other comprehensive earnings	22	22
Total stockholders' equity (deficit)	(962)	349
Total liabilities, Series D preferred stock and stockholders' equity (deficit)	$67,283	$67,809

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

(Amounts in 000's except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Patient care revenues	$12,715	$5,642
Rental revenues	860	1,548
Pharmacy revenues	7,587	—
Total revenues	21,162	7,190
Expenses:
Cost of goods sold	4,492	—
Patient care expense	9,715	4,401
Facility rent expense	234	207
Depreciation and amortization	722	402
General and administrative expense	6,519	2,231
Loss on lease termination	—	303
Credit loss expense	182	70
Gain on operations transfer	—	(106)
Total expenses	21,864	7,508
Loss from operations	(702)	(318)
Other expense:
Interest expense, net	522	653
Other (income) expense, net	(3)	291
Total other expense, net	519	944
Net loss	(1,221)	(1,262)
Preferred stock dividends	—	(603)
Deemed contribution related to Preferred Series B purchases	64	—
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(1,157)	$(1,865)
Net loss per share of common stock attributable to Regional Health Properties, Inc.
Basic and Diluted	$(0.29)	$(0.94)
Weighted average shares of common stock outstanding:
Basic and Diluted	3,935	1,993

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Amounts in 000's)

(Unaudited)

	Outstanding
	Shares of Common Stock	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock A, no par value	Preferred Stock B, no par value	Accumulated Deficit	Accumulated other comprehensive earnings	Total
Balance, December 31, 2025	3,935	560	1,741	(11)	$67,296	$426	$14,382	$(81,777)	$22	$349
Repurchase of Preferred B Shares	—	—	(30)	—	—	—	(250)	64	—	(186)
Stock-based compensation	—	—	—	—	96	—	—	—	—	96
Net loss	—	—	—	—	—	—	—	(1,221)	—	(1,221)
Balances, March 31, 2026	3,935	560	1,711	(11)	$67,392	$426	$14,132	$(82,934)	$22	$(962)

	Outstanding
	Shares of Common Stock	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock A, no par value	Preferred Stock B, no par value	Accumulated Deficit	Accumulated other comprehensive earnings	Total
Balance, December 31, 2024	1,879	560	2,252	(11)	$63,173	$426	$18,602	$(85,120)	—	$(2,919)
Stock-based compensation	—	—	—	—	22	—	—	—	—	22
Common stock issued in connection with Preferred Stock Series B dividends	250	—	—	—	603	—	—	(603)	—	—
Net loss	—	—	—	—	—	—	—	(1,262)	—	(1,262)
Balances, March 31, 2025	2,129	560	2,252	(11)	$63,798	$426	$18,602	$(86,985)	$—	$(4,159)

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,221)	$(1,262)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	722	402
Stock-based compensation expense	96	22
Rent expense (less than) in excess of cash paid	(8)	(13)
Rent revenue less than (in excess) of cash received	76	(190)
Amortization of deferred financing costs, debt discounts and premiums	17	25
Loss on lease termination	—	303
Gain on operations transfer	—	(106)
Credit loss expense	182	70
Changes in operating assets and liabilities:
Accounts receivable	(2,214)	(449)
Prepaid expenses and other assets	288	223
Inventory	(271)	—
Accounts payable and accrued expenses	1,421	1,424
Other liabilities	22	(213)
Net cash (used in) provided by operating activities	(890)	236
Cash flows from investing activities:
Purchase of property and equipment	(364)	(65)
Net cash used in investing activities	(364)	(65)
Cash flows from financing activities:
Payment of senior debt	(377)	(409)
Payment of other debt	(172)	(178)
Repurchase of Preferred B Shares	(186)	—
Net cash used in financing activities	(735)	(587)
Net change in cash and restricted cash	(1,989)	(416)
Cash and restricted cash, beginning	6,064	3,472
Cash and restricted cash, ending	$4,075	$3,056

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash interest paid	562	$646
Vendor-financed insurance	—	14
Gain on operations transfer	—	106
Preferred stock dividends paid in common stock	—	603

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2026

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Regional Health Properties, Inc. (the "Company") is a healthcare company that owns, operates and invests in healthcare real estate and operating businesses focused on long-term care, senior housing and pharmacy services. Historically, the Company operated primarily as a healthcare real estate platform that leased skilled nursing and senior housing facilities to third-party operators under long-term triple-net lease arrangements. Over time, and particularly following recent strategic initiatives and acquisitions, the Company has evolved toward a more integrated healthcare operating model that combines healthcare real estate ownership with the direct operation of healthcare facilities and related healthcare services.

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

Since August 14, 2025, as part of the merger with SunLink Health Systems, the Company also acquired a pharmacy business located in Crowley, Louisiana that provides retail pharmacy services, institutional pharmacy services and durable medical equipment. The pharmacy business expands the Company’s participation across the care continuum and provides additional operating capabilities that complement its healthcare facility operations.

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

As of March 31, 2026, the Company’s common stock, Series A Redeemable Preferred Stock, 12.5% Series B Cumulative Redeemable Preferred Shares, and Series D 8% Cumulative Convertible Redeemable Participating Preferred Shares were quoted on the OTCQB under the symbols “RHEP,” “RHEPA,” “RHEPB,” and “RHEPZ,” respectively.

Basis of Presentation

The accompanying condensed consolidated financial statements ("consolidated financial statements") are prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP") in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2025 audited consolidated financial statements and notes thereto, which are included in the 2025 Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on April 2, 2026.

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

Activity in the allowance for credit losses in the Pharmacy segment for the periods presented included the following:

Pharmacy
(Amounts in 000’s)
December 31, 2025 balance	$255
Concession allowances expense	66
Write offs	(18)
March 31, 2026 balance	$303

Activity in the allowance for credit losses in the Real Estate segment for the periods presented included the following:

Real Estate
(Amounts in 000’s)
December 31, 2025 balance	$71
Credit loss expense	21
Write offs	(21)
March 31, 2026 balance	$71

Activity in the allowance for credit losses in the Healthcare segment for periods presented included the following:

Healthcare
(Amounts in 000’s)
December 31, 2025 balance	$401
Credit loss expense	161
Write offs	(3)
March 31, 2026 balance	$559

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	March 31, 2026	December 31, 2025
Gross receivables
Pharmacy Services	3,513	3,024
Real Estate Services	802	679
Healthcare Services	6,675	5,049
Subtotal	10,990	8,752
Allowance
Pharmacy Services	(303)	(255)
Real Estate Services	(71)	(71)
Healthcare Services	(559)	(401)
Subtotal	(933)	(727)
Accounts receivable, net of allowance	$10,057	$8,025

Inventory

As of March 31, 2026 and December 31, 2025, the Company had approximately $1.6 million and $1.4 million, respectively, in inventory of the Pharmacy Services segment. Inventory consists of pharmacy supplies, which are stated at the lower of cost (standard cost method), or net realizable value. Use of this method does not result in a material difference from the methods required by GAAP.

Prepaid Expenses and Other

As of March 31, 2026 and December 31, 2025, the Company had approximately $1.4 million and $1.6 million, respectively, in prepaid expenses and other, which primarily relate to insurance for the facilities we operate, directors’ and officers’ insurance, and mortgage insurance premiums

Notes Receivable

Notes receivable are initially recorded when accounts receivable are transferred into a promissory note and are recorded as an alternative to accounts receivable to memorialize an unqualified promise to pay a specific sum, typically with interest, in accordance with a defined payment schedule. The Company’s payment terms with customers on promissory notes can vary based on several factors and the circumstances of each promissory note, however typically promissory notes mature over a 1 to 3 year period. Similar to accounts receivable, each reporting period the Company evaluates the collectability of outstanding notes receivable balances. We evaluate the collectability of our notes receivable based on a combination of credit quality indicators, including, but not limited to payment status, financial strength of the customer, and historical write-offs. We may establish reserves, accept modified payment terms, or book direct write offs for any estimated credit loss with generally a corresponding charge to credit loss expense in our Consolidated Statement of Operations and Comprehensive Earnings. Subsequent changes in our estimate of credit losses may result in a corresponding increase or decrease to the credit loss expense in our Consolidated Statement of Operations and Comprehensive Earnings.

Assets Held for Sale and Discontinued Operations

The Company may decide to sell properties that are held for use. The Company records these properties as assets held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Assets classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell, an impairment expense is recognized. The Company estimates fair value, less estimated closing costs, based on similar real estate sales transactions. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 and 3 inputs. Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See Note 5 – Assets Held for Sale for additional details on assets held for sale as of March 31, 2026 and December 31, 2025. Any debt related to assets held for sale or sold during the period are classified as debt related to assets held for sale for the current and prior periods presented in the accompanying consolidated financial statements.

Assets held for sale are presented as discontinued operations in all periods presented if the disposition represents a strategic shift that has, or will have, a major effect on the Company's financial position or results of operations. This includes the net gain (or loss) upon disposal of property held for sale, the property's operating results, depreciation and interest expense.

Accounts Payable

The following table presents the Company's Accounts payable for the periods presented:

(Amounts in 000’s)	March 31, 2026	December 31, 2025
Accounts payable
Pharmacy Services	1,283	$956
Real Estate Services	710	615
Healthcare Services	5,719	5,415
Total Accounts payable	$7,712	$6,986

Other Liabilities

As of March 31, 2026 and December 31, 2025, the Company had approximately $0.9 million and $0.9 million, respectively in short-term other liabilities, which mainly represent short-term operating lease obligations.

As of March 31, 2026 and December 31, 2025, the Company had approximately $1.6 million and $1.6 million, respectively in long-term other liabilities, consisting of security lease deposits and sublease improvement funds.

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or finance lease. As of March 31, 2026, the Company's leased facility is accounted for as an operating lease. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

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

For the three months ended March 31, 2026 and 2025, diluted net loss per share attributable to common stockholders is the same as basic net loss per share since the effect of potentially dilutive securities is anti-dilutive given the net loss position of the

Company. Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

(Share amounts in 000’s)	March 31, 2026	March 31, 2025
Restricted stock units - employee	100	—
Stock options - employee	100	48
Stock options - non employee	18	—
Warrants - employee	—	15
Total anti-dilutive securities	218	63

For further information regarding the Company's Equity Plans, see Note 11 - Stock Based Compensation.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which aims to: (i) specify form and content choices for interim financial statements and accompanying notes; (ii) add a comprehensive list of required disclosures from numerous Codification Topics to Topic 270; and (iii) introduce a disclosure principle requiring events since the end of the previous annual reporting period to be disclosed if they materially affect the entity. ASU 2025-11 is effective for interim periods in fiscal years beginning after December 14, 2027, with early adoption permitted. The Company is currently evaluating the impact that ASU 2025-11 will have on its consolidated financial statement disclosures.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company's financial statements.

NOTE 2. LIQUIDITY

Overview

The Company’s liquidity profile is influenced by the operating performance and working capital needs of its Healthcare Services and Pharmacy Services segments, as well as rent collections, tenant performance and refinancing activity within its Real Estate segment. In 2025, the expansion of operated facilities increased the Company’s use of working capital, particularly accounts receivable, payroll-related expenditures and other operating costs, while the Real Estate segment continued to provide rental income and asset sale proceeds. As of March 31, 2026, the Company held approximately $1.1 million in unrestricted cash and $10.1 million in net accounts receivable, primarily comprised of Healthcare Services and Pharmacy Services patient accounts receivable.

The Company also experienced changes in its listing status in 2025. Until February 5, 2025, the Company’s common stock and Series A Preferred Stock were listed on the NYSE American under the ticker symbols “RHE” and “RHE-PA,” respectively. Trading was suspended on that date due to noncompliance with listing standards. On June 11, 2025, the NYSE American formally delisted both securities. They now trade on the OTCQB under the symbols “RHEP” and “RHEPA,” respectively. Trading on the OTC Markets presents challenges, including reduced liquidity, wider bid-ask spreads, limited analyst coverage and greater regulatory burdens on broker-dealers, which may further discourage trading activity. These limitations could depress trading prices and negatively impact the Company’s ability to raise capital through equity or debt offerings.

Short-term Liquidity

Management expects that the Company’s short-term liquidity requirements over the twelve months following the issuance of these unaudited condensed consolidated financial statements will be funded primarily through collections of patient and rent accounts receivable, refinancing activity, including refinancing related to the Southland facility, additional debt borrowings and proceeds from the sale of assets classified as held for sale. Regional has committed to a plan to sell an additional asset classified as held for sale to generate additional liquidity in support of operations and potential investment opportunities. See Note 5 – Assets Held for Sale.

During the quarter ended March 31, 2026, the Company used $0.9 million of cash in operating activities, largely due to working capital needs and timing differences in accounts payable and accrued expense payments. Management continues to focus on collections of aged patient receivables and on stabilizing the operating performance of the Company’s Healthcare Services and Pharmacy Services segments. The Company’s short-term liquidity continues to be affected by the transition of certain facilities from leased to operated status, which has increased working capital requirements, including payroll, supplies and patient receivables.

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

Debt

As of March 31, 2026, the Company had $42.6 million in indebtedness, net of $0.8 million deferred financing costs and unamortized discounts. The Company anticipates net principal repayments of approximately $8.1 million during the next twelve-month period, approximately $4.1 million of routine debt service amortization, $0.2 million payment of bond debt, and $3.8 million of Southland's maturing debt.

Debt Covenant Compliance

At March 31, 2026, the Company was in compliance with the various financial and administrative covenants related to all of the Company's credit facilities, except with respect to the Southland-related USDA and SBA notes that are subject to the forbearance arrangements. Management continues to monitor compliance closely and evaluate refinancing and other liquidity alternatives.

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

NOTE 3. CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	March 31, 2026	December 31, 2025
Cash	$1,058	$3,013
Restricted cash:
Cash collateral	71	61
HUD and other replacement reserves	1,927	1,463
Escrow deposits	702	1,210
Restricted investments for debt obligations	317	317
Total restricted cash	3,017	3,051
Total cash and restricted cash	$4,075	$6,064

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

NOTE 4. PROPERTY AND EQUIPMENT

The following table sets forth the Company's property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	March 31, 2026	December 31, 2025
Buildings and improvements	5-40	$51,090	$51,069
Equipment and computer related	2-10	4,577	4,354
Land	-	2,316	2,330
Property and equipment		57,983	57,753
Less: accumulated depreciation		(22,538)	(21,948)
Property and equipment, net		$35,445	$35,805

The following table summarizes total depreciation and amortization expense three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Amounts in 000’s)	2026	2025
Depreciation	$614	$310
Amortization	108	92
Total depreciation and amortization expense	$722	$402

NOTE 5. ASSETS HELD FOR SALE

The following table sets forth the Company's assets held for sale by asset description:

(Amounts in 000's)	Lives (Years)	March 31, 2026	December 31, 2025
Buildings and improvements	5 - 40	$5,240	$5,218
Equipment and computer related	2 - 10	459	459
Land	—	100	100
		5,799	5,777
Less: accumulated depreciation and amortization		(1,570)	(1,570)
Assets held for sale, net		$4,229	$4,207

The following table sets for the Company's assets held for sale by facility:

(Amounts in 000's)	March 31, 2026	December 31, 2025
Meadowood	4,229	4,207
Assets held for sale, net	$4,229	$4,207

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and Goodwill consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment)1)	Bed Licenses - Separable (2)	Lease Rights	Pharmacy Intangibles	Total	Pharmacy Intangibles - Trade Name (2)	Goodwill (2)
Balances, December 31, 2025
Gross	$11,796	$2,471	$176	$1,430	$15,873	$740	$1,585
Accumulated amortization	(4,880)	—	(124)	(33)	(5,037)	—	—
Net carrying amount	$6,916	$2,471	$52	$1,397	$10,836	$740	$1,585

Balances, March 31, 2026
Gross	$11,796	$2,471	$176	$1,430	$15,873	$740	$1,585
Accumulated amortization	(4,967)	—	(129)	(48)	(5,144)	—	—
Net carrying amount	$6,829	$2,471	$47	$1,382	$10,729	$740	$1,585
(1)
Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 4 – Property and Equipment).
(2)
The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

The following table summarizes amortization expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Amounts in 000’s)	2026	2025
Bed licenses	$87	$88
Lease rights	5	4
Pharmacy Intangibles	16	—
Total amortization expense	$108	$92

Expected amortization expense for the years ending December 31, for all definite-lived intangibles, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Pharmacy Intangibles	Bed Licenses	Lease Rights
For the remaining nine months ending December 31, 2026	$58	$265	$13
2027	77	352	18
2028	77	352	16
2029	77	352	—
2030	77	352	—
Thereafter	1,016	5,156	—
Total expected amortization expense	$1,382	$6,829	$47

NOTE 7. LEASES

Operating Leases

As of March 31, 2026 and December 31, 2025, the Company leases one Skilled Nursing Facility ("SNF") in Covington, Ohio under a non-cancelable lease, which has rent escalation clauses and provisions for payments of real estate taxes, insurance, and maintenance costs. The remaining lease term for the Covington facility is approximately 2.6 years as of March 31, 2026. The Company subleases the Covington facility to a third party.

The Company subleases certain office space located in Atlanta, Georgia, which will expire on July 31, 2027.

The Pharmacy Segment business assets at the Merger included $593 thousand of Right of Use assets, consisting primarily of four non-cancellable property leases with expiration dates ranging from May 2026 to December 2030 and office equipment leases. As of March 31, 2026, the Company's total Right of Use asset balance was $2.8 million and is a part of the Company's Other assets balance of $3.6 million. As of December 31, 2025, the Company's total Right of Use asset balance was $2.9 million and is a part of the Company's Other assets balance of $3.8 million.

As of March 31, 2026, the Company is in compliance with all operating lease financial covenants.

Future Minimum Lease Payments

Future minimum lease payments for the twelve months ending December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
For the remaining nine months ending December 31, 2026	$768	$(112)	$656
2027	977	(100)	877
2028	896	(47)	849
2029	442	(6)	436
2030	209	1	210
Thereafter	1	—	1
Total	$3,293	$(264)	$3,029
(1)
Weighted average discount rate 7.98%.

Facilities Leased or Subleased by the Company

On February 1, 2026, the Company terminated the lease with C-Ross for the Autumn Breeze facility. We have subsequently entered into a management agreement with CJM Advisors to provide day-to-day management services.

As of March 31, 2026, five facilities (four owned by Regional and one leased to Regional) are leased or subleased on a triple net basis, meaning that the lessee (i.e., the third-party operator of the property, or the Company with respect to the operated facilities) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. As of March 31, 2026, all facilities are operated by Aspire Regional Partners.

Future Minimum Lease Receivables

Future minimum lease receivables for the twelve months ending December 31, for each of the next five years and thereafter is as follows:

(Amounts in 000’s)	Lease Receivables
For the remaining nine months ending December 31, 2026	$2,358
2027	3,167
2028	2,924
2029	-
2030	-
Thereafter	-
Total	$8,449

For further details regarding the Company's leased and subleased facilities to third-party operators, including a full summary of the Company's leases to third-parties and which comprise the future minimum lease receivables of the Company, see Note 8 - Leases and Leasing Transactions in Part I, Item 1, Financial Statements and Supplementary Data, included in the Annual Report.

NOTE 8. ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	March 31, 2026	December 31, 2025
Accrued employee benefits and payroll-related	$2,107	$1,637
Real estate and other taxes (1)	5,469	5,032
Accrued interest	147	189
Other accrued expenses (2)	860	1,030
Total accrued expenses	$8,583	$7,888
(1)
As of March 31, 2026 and December 31, 2025 includes approximately $0.7 million of bed taxes in arrears related to the Wellington Transition in 2020.
(2)
As of March 31, 2026 and December 31, 2025, the remaining escheatment liabilities for discontinued operations are $0.3 million and are included in other accrued expenses.

NOTE 9. NOTES PAYABLE AND OTHER DEBT

Entry into Forbearance Agreements

On February 27, 2026, the Company and Erin Property Holdings, LLC (the “Borrower”) entered into two Forbearance Agreements with effective dates of February 1, 2026 (the “Forbearance Agreements”) with Cadence Bank, N.A. (the “Lender”) relating to certain defaults by the Company and the Borrower under the loan agreements in the principal amount of $5,000,000 due on July 27, 2036 (the “USDA Note”) and the principal amount of $800,000 due on July 27, 2036 (the “SBA Note” and, together with the USDA Note, the “Notes”) that were issued by the Borrower to the Company to reflect payment obligations pursuant to the Security Agreement, dated as of July 27, 2011 (the “Security Agreement”), between the Borrower and the Lender.

Pursuant to the Forbearance Agreements, (a) the Borrower agreed to make payments of $21,047.76 as a one-time forbearance payment and $6,764.21 for the 2026 USDA annual renewal fee toward the SBA Note no later than February 27, 2026, and (b) the Company and the Lender agreed, subject to the terms and conditions set forth in the Forbearance Agreements, to forbear from exercising its rights and remedies on account of the failure by the Company and the Borrower to pay the amounts due under the USDA Note and SBA Note by the expiration of the period (“Forbearance Period”) of February 1, 2027.

During the Forbearance Period, the Company and the Borrower shall make monthly payments of principal and interest in accordance with the terms of the USDA Note and the SBA Note with interest continuing to accrue in accordance with the terms of the Notes which amounts shall remain the obligation of the Company and the Borrower.

The remaining balances of the USDA Note and the SBA Note will be due at the end of the Forbearance Period and include all principal, interest, late charges and statutory attorney's fees.

See Note 10 – Notes Payable and Other Debt in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report for a detailed description of all the Company's debt facilities.

Notes payable and other debt consists of the following:

(Amounts in 000’s)	March 31, 2026	December 31, 2025
Senior debt—guaranteed by HUD	$27,060	$27,281
Senior debt—guaranteed by USDA (1)	6,476	6,575
Senior debt—guaranteed by SBA(2)	502	509
Senior debt—bonds	5,811	5,811
Senior debt—other mortgage indebtedness	2,934	2,979
Other debt	632	805
Subtotal	43,415	43,960
Deferred financing costs	(695)	(706)
Unamortized discount on bonds	(99)	(101)
Notes payable and other debt	$42,621	$43,153
(1)
U.S. Department of Agriculture (USDA)
(2)
U.S. Small Business Administration (SBA)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		March 31, 2026	December 31, 2025
Senior debt - guaranteed by HUD (2)
The Pavilion Care Center	Newpoint Capital	12/01/2039	Fixed	3.97%	$718	$727
Hearth and Care of Greenfield	Newpoint Capital	8/01/2050	Fixed	3.97%	1,814	1,825
Woodland Manor	Newpoint Capital	11/01/2052	Fixed	3.97%	4,678	4,703
Glenvue	Newpoint Capital	10/01/2044	Fixed	3.75%	6,550	6,611
Autumn Breeze	KeyBank	1/01/2045	Fixed	3.65%	5,699	5,751
Georgetown	Newpoint Capital	10/01/2046	Fixed	2.98%	2,898	2,923
Sumter Valley	KeyBank	1/01/2047	Fixed	3.70%	4,703	4,741
Total					$27,060	$27,281
Senior debt - guaranteed by USDA (3)
Mountain Trace	Community B&T	12/24/2036	Prime + 1.75%	8.50%	3,145	3,193
Southland	Cadence Bank, NA	07/27/2036	Prime + 1.50%	8.25%	3,331	3,382
Total					$6,476	$6,575
Senior debt - guaranteed by SBA
Southland(4)	Cadence Bank, NA	07/27/2036	Prime + 2.25%	9.00%	502	509
Total					$502	$509

(1)
Represents interest rates as of March 31, 2026 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which are approximately 0.16% per annum.
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
(4)
For one SNF, commonly known as Southland, the Company has a term loan with a financial institution, which is insured 75% by the SBA.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		March 31, 2026	December 31, 2025
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	5/01/2042	Fixed	7.65%	$5,811	$5,811
(1)
Represents cash interest rates as of March 31, 2026. The rates exclude amortization of deferred financing of approximately 0.10% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		March 31, 2026	December 31, 2025
Senior debt - other mortgage indebtedness
Meadowood (2)	Exchange Bank of Alabama	10/01/2026	Fixed	4.50%	$2,934	$2,979
Total					$2,934	$2,979
(1)
Represents cash interest rates as of March 31, 2026 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.34% per annum.
(2)
The Meadowood Credit Facility is secured by the Meadowood Facility and the assets of Coosa, which is guaranteed by Regional Health Properties, Inc.

(Amounts in 000’s)
Lender	Maturity	Interest Rate		March 31, 2026	December 31, 2025
Other debt
First Insurance Funding (1)	8/15/2026	Fixed	3.65%	$13	$254
AFCO Insurance	8/9/2026	Fixed	9.50%	—	34
Cavalier Senior Living	11/15/2026	Fixed	6.00%	22	22
First Horizon Bank	2/24/2031	Fixed	7.25%	102	—
Key Bank (2)	8/25/2030	Fixed	0.00%	495	495
Total				$632	$805
(1)
Annual Insurance financing primarily for the Company's directors and officers insurance.
(2)
On December 30, 2022, Key Bank and the Company extended the maturity date from August 25, 2025 to August 25, 2030.

Debt Covenant Compliance

As of March 31, 2026, the Company had 17 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance.

Some covenants are based on annual financial metric measurements, whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

As of March 31, 2026, the Company was in compliance with the various financial and administrative covenants related to all of the Company’s credit facilities, except with respect to the Southland-related USDA and SBA notes that are subject to the forbearance arrangements.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of March 31, 2026 for each of the next five years and thereafter.

For the Twelve Months Ended December 31,	(Amounts in 000’s)
For the remaining nine months ending December 31, 2026	$8,084
2027	1,353
2028	1,429
2029	1,506
2030	2,082
Thereafter	28,960
Subtotal	$43,415
Less: unamortized discounts	(99)
Less: deferred financing costs, net	(695)
Total notes and other debt	$42,621

NOTE 10. COMMON AND PREFERRED STOCK

Common Stock

As of March 31, 2026, the Company had 55,000,000 shares of Common Stock authorized and 3,945,557 shares issued and 3,934,667 shares outstanding. There were no dividends declared or paid on the common stock during the three months ended March 31, 2026 and 2025.

Preferred Stock

As of March 31, 2026, the Company had 5,000,000 shares of Preferred Stock authorized and 3,675,813 shares issued and outstanding.

Series A Preferred Stock

As of March 31, 2026, the Company had 559,263 shares of Series A Preferred Stock issued and outstanding. There were no dividends declared or paid on the Series A Preferred Stock for the three months ended March 31, 2026 and 2025.

Series B Preferred Stock

In January 2026, the Company purchased 30,232 shares of its Series B Preferred Stock for a cost of $184,677 under the Company's Stock Repurchase Plan authorized on November 25, 2025.

In January 2025, the board of directors of the Company declared a dividend to the holders of its Series B Preferred Stock, on a pro rata basis in proportion to the number of shares of Series B Preferred Stock held by such holders of 250,000 shares of the Company’s common stock, rounded down to the nearest whole share of Common Stock. The dividend was paid in February 2025 to holders of record of the Series B Preferred Stock as of the close of business on February 10, 2025 and 249,990 shares of the Company's common stock were issued. The Company is required to pay the dividend of Common Stock to such holders of Series B Preferred Stock pursuant to the terms of Regional’s Amended and Restated Articles of Incorporation, which governs the terms of the Series B Preferred Stock.

As of March 31, 2026, the Company had 1,710,941 shares of Series B Preferred Stock issued and outstanding. Except for the dividends declared in January 2025, no other dividends were declared or paid on the Series B Preferred Stock for the three months ended March 31, 2026.

Series D Preferred Stock

As of March 31, 2026, the Company had 1,405,609 shares of Series D Preferred Stock issued and outstanding. No dividends were declared or paid on the Series D Preferred Stock for the three months ended March 31, 2026.

See Note 12 – Common and Preferred Stock in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report for more information on our stock.

NOTE 11. STOCK BASED COMPENSATION

On January 5, 2026, the Company's shareholders approved the Regional Health Properties, Inc. Amended and Restated 2023 Omnibus Incentive Compensation Plan (the “A&R Plan”). The A&R Plan (i) increased the number shares of our common stock authorized for issuance under the A&R Plan by 550,000 shares, which increased the total number of authorized shares available for issuance under the A&R Plan to 775,000 and (ii) increased the number of share of our common stock that may be issued pursuant to incentive stock options under the A&R Plan to 775,000. All other terms of the 2023 Omnibus Incentive Compensation Plan remained the same.

Stock Incentive Plans

As of March 31, 2026, the number of securities remaining available for future issuance under the Company's A&R Plan is 408,000.

For the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
(Amounts in 000’s)	2026	2025
Employee compensation:
Restricted stock awards	$51	$22
Restricted stock units	13	—
Stock options	12	—
Total employee stock-based compensation expense	$76	$22
Non-employee compensation:
Board stock options	$20	$—
Total non-employee stock-based compensation expense	$20	$—
Total stock-based compensation expense	$96	$22

Restricted Stock Awards

The following table summarizes the Company's restricted stock awards ("RSAs") activity for the three months ended March 31, 2026:

	Number of Shares (000's)	Weighted Avg. Grant Date (per Share) Fair Value
Unvested, December 31, 2025	185	$2.40
Vested	(13)	$3.61
Unvested, March 31, 2026	172	$2.31

No RSAs were granted for the three months ended March 31, 2026. The remaining unvested shares at March 31, 2026 will vest over the next 1.3 years with $252 thousand in compensation expense recognized over this period.

Restricted Stock Units

The following table summarizes the Company's restricted stock units ("RSUs") activity for the three months ended March 31, 2026:

	Number of Shares (000's)	Weighted Avg. Grant Date (per Share) Fair Value
Unvested, December 31, 2025	—	$—
Granted	100,000	$1.30
Vested	—	$—
Unvested, March 31, 2026	100,000	$1.30

On January 16, 2026, a RSU award with respect to 100,000 shares of common stock was granted under the A&R Plan, which will vest in two equal annual installments on January 16, 2027 and January 16, 2028. The remaining unvested shares at March 31, 2026 will vest over the next 1.8 years with $116 thousand in compensation expense recognized over this period.

Common Stock Options

The following summarizes the Company's employee stock option activity for the three months ended March 31, 2026:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2025	—	$—	$—	—	$—
Granted	118	$1.30	$1.13	—
Outstanding, March 31, 2026	118	$1.30	$1.13	9.8	$—
Vested and exercisable, March 31, 2026	18	$1.30	$1.10	9.8	$—
Unvested and unexercisable, March 31, 2026	100	$1.30	$1.13	9.8	$—

For the three months ended March 31, 2026, stock option awards with respect to 118,000 shares of common stock were granted under the A&R Plan. For the three months ended March 31, 2025, no stock option awards were granted.

The remaining unvested shares at March 31, 2026 will vest over the next 1.8 years with $102 thousand in compensation expense recognized over this period.

The following summarizes the weighted average information on our stock option awards granted using the Black-Scholes option-pricing model inputs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Dividend yield	—%	—%
Expected volatility	124.00%	—%
Risk-free interest rate	3.85%	—%
Expected term (in years)	5.6	—

The following summary information reflects stock options outstanding, vested, and related details as of March 31, 2026:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$1.30	118.00	9.8	$1.30	18	9.8	$1.30

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

As of March 31, 2026, the Company’s facilities that are operated by the Company, leased or subleased to third-party operators, or otherwise managed by third parties were certified by the Centers for Medicare & Medicaid Services (“CMS”) and were operational. Because the Company operates through Healthcare Services, Pharmacy Services and Real Estate segments, regulatory exposure may arise directly from the Company’s operated businesses, indirectly through tenant and operator performance at leased facilities, or from legacy matters relating to prior periods of direct operations. Based on information currently available, the Company believes that it is in compliance in all material respects with applicable laws and regulations relating to its current operations, although there can be no assurance that governmental agencies will not reach different conclusions in the future.

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

Professional and General Liability Claims Covered by Insurance

As of March 31, 2026, the Company was a defendant in two professional and general liability actions arising from care provided to former patients at the Company’s facilities. The plaintiff alleges negligence, including alleged failures to provide adequate and competent staffing, and seeks unspecified actual, compensatory and punitive damages for alleged injuries, pain and suffering, mental anguish and malnutrition. The Company believes this matter is covered by insurance, except that any punitive damages that may be awarded would be excluded from coverage.

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

The Company has three primary reporting segments: (i) Real Estate Services, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants, (ii) Healthcare Services, which consists of the operation of the Autumn Breeze, Georgetown, Glenvue, Meadowood, Sumter, Southland, and Mountain Trace facilities and (iii) Pharmacy Service Segment, which consists of four operational areas, retail pharmacy products and services, institutional pharmacy services, which consists of specialty and non-specialty pharmaceutical and products to institutional clients or to patients in institutional settings, non-institutional pharmacy services consisting of the provision specialty and non-specialty pharmacy and biological products to clients or patients in non-institutional settings including private residential homes and durable medical equipment, consisting primarily of the sale and rental products for institutional clients or to patients and institutional settings and patient-administered home care.

The table below presents the results of operations for our reporting segments for the periods presented.

	Three Months Ended March 31,				Three Months Ended March 31,
	2026	2026	2026	2026	2025	2025	2025	2025
(Amounts in 000’s)	Real Estate Services	Healthcare Services	Pharmacy Services	Total	Real Estate Services	Healthcare Services	Pharmacy Services	Total
Revenues:
Patient care revenues	$—	$12,715	$—	$12,715	$—	$5,642	$—	$5,642
Rental revenues	846	—	14	860	1,548	—	—	1,548
Pharmacy revenues	—	—	7,587	7,587	—	—		—
Total revenues	846	12,715	7,601	21,162	1,548	5,642	—	7,190
Expenses:
Cost of goods sold	—	—	4,492	4,492	—	—	—	—
Patient care expense	27	9,688	—	9,715	—	4,401	—	4,401
Facility rent expense	—	148	86	234	149	58	—	207
Depreciation and amortization	319	98	305	722	324	78	—	402
General and administrative expense	1,609	1,964	2,946	6,519	1,021	1,210	—	2,231
Loss on lease termination	—	—	—	—	303	—	—	303
Credit loss expense	21	161	—	182	—	70	—	70
Gain on operations transfer	—	—	—	—	—	(106)	—	(106)
Total expenses	1,976	12,059	7,829	21,864	1,797	5,711	—	7,508
Income (loss) from operations	$(1,130)	$656	$(228)	$(702)	$(249)	$(69)	$—	$(318)

The CODM does not regularly review total assets for our reportable segments as total assets are not used to assess performance or allocate resources.

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. There were no material subsequent events in the quarter.

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

As of March 31, 2026 the Company had investments of approximately $60.0 million in healthcare real estate, operated or leased a portfolio consisting primarily of skilled nursing facilities and senior housing communities located in five states, and operates a pharmacy business located in Louisiana, which was acquired following the SunLink merger completed on August 14, 2025.

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

The comparability of the Company’s results for the three months ended March 31, 2026 and 2025 is affected by the SunLink merger, which added the Pharmacy Services segment beginning on August 14, 2025. In addition, one facility that was included in the Real Estate segment in 2025 transitioned to the Healthcare Services segment on February 1, 2026. As a result, year-over-year comparisons reflect not only changes in operating performance, but also a meaningful change in segment composition. These changes resulted in increased patient care revenues and patient care expenses in Healthcare Services, the addition of pharmacy revenues and related cost of goods sold in Pharmacy Services, and lower rental revenues in Real Estate because one property is no longer operated under a lease structure. Accordingly, the Company’s consolidated and segment results for the three months ended March 31, 2026 are not directly comparable to the prior-year period.

The Company funds its business and its three reportable segments primarily through operating cash flow, collections of patient, pharmacy and rent receivables, mortgage and other debt financing, asset sales and, when available, proceeds from the sale of securities.

Key Segment Operating Metrics

Management evaluates the performance of the Company’s business using selected operating and financial metrics that management believes are most relevant to each of the Company's three reportable segments.

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

Script count is a key measure of pharmacy volume and operating activity. Management also monitors reimbursement collections and the timing of payment from government and commercial payors, because reimbursement levels and collection timing directly affect revenue realization and working capital. Gross margin is an important measure of the relationship between pharmacy revenues and the cost of pharmaceutical products sold or medical equipment rented. Customer retention is also a significant operating measure because the stability of institutional and retail customer relationships affects recurring revenue and the long-term growth of the segment.

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

Recent Activities

Entry into Forbearance Agreements

On February 27, 2026, the Company and Erin Property Holdings, LLC (the “Borrower”) entered into two Forbearance Agreements with effective dates of February 1, 2026 (the “Forbearance Agreements”) with Cadence Bank, N.A. (the “Lender”) relating to certain defaults by the Company and the Borrower under the loan agreements in the principal amount of $5,000,000 due on July 27, 2036 (the “USDA Note”) and the principal amount of $800,000 due on July 27, 2036 (the “SBA Note” and, together with the USDA Note, the “Notes”) that were issued by the Borrower to the Company to reflect payment obligations pursuant to the Security Agreement, dated as of July 27, 2011 (the “Security Agreement”), between the Borrower and the Lender.

Pursuant to the Forbearance Agreements, (a) the Borrower agreed to make payments of $21,047.76 as a one-time forbearance payment and $6,764.21 for the 2026 USDA annual renewal fee toward the SBA Note no later than February 27, 2026, and (b) the Company and the Lender agreed, subject to the terms and conditions set forth in the Forbearance Agreements, to forbear from exercising its rights and remedies on account of the failure by the Company and the Borrower to pay the amounts due under the USDA Note and SBA Note by the expiration of the period (“Forbearance Period”) of February 1, 2027.

During the Forbearance Period, the Company and the Borrower shall make monthly payments of principal and interest in accordance with the terms of the USDA Note and the SBA Note with interest continuing to accrue in accordance with the terms of the Notes which amounts shall remain the obligation of the Company and the Borrower.

The remaining balances of the USDA Note and the SBA Note will be due at the end of the Forbearance Period and include all principal, interest, late charges and statutory attorney's fees.

Segment Reporting

Management believes the most meaningful way to understand 2026 results is by reference to the Company’s three reportable segments together with the consolidated statement of operations and comprehensive earnings. Healthcare Services results reflect the direct operation of facilities, including the impact of taking back operations at certain properties during 2025. Pharmacy Services results reflect the partial-year contribution from the pharmacy business acquired in the SunLink merger. Real Estate results reflect rental income, credit loss expense and lease-related activity associated with facilities that remained leased or subleased to third-party operators.

At the consolidated level, patient care revenues, pharmacy revenues and patient care expense increased significantly in 2026 due primarily to the expanded Healthcare Services segment and the addition of Pharmacy Services, while rental revenues declined as certain facilities were transitioned out of the Real Estate segment and into operated status. Accordingly, line-item changes in the consolidated statement of operations and comprehensive earnings should be evaluated in light of these changes in segment composition.

Real Estate Portfolio

As of March 31, 2026, we had investments of approximately $60.0 million in a portfolio of twelve healthcare facilities, consisting of eleven owned properties and one leased facility. Our owned properties consisted of nine skilled nursing facilities and two senior housing communities. Of the twelve facilities, five were leased or subleased to third-party operators under triple-net lease arrangements, and seven were managed on the Company’s behalf by two external managers. The Company’s leased facility is subleased to a third-party operator under a triple-net lease arrangement.

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

Portfolio

The following table provides summary information regarding the number of facilities and related licensed beds/units as of March 31, 2026:

Location	Owned Skilled Nursing Facilities	Leased Skilled Nursing Facilities	Owned Senior Housing Facilities	Total Properties
Alabama(a)	0	0	1	1
Georgia	3	0	0	3
North Carolina	1	0	0	1
Ohio(b)	3	1	1	5
South Carolina	2	0	0	2
	9	1	2	12

Location	Owned Skilled Nursing Beds/Units	Leased Skilled Nursing Beds/Units	Owned Senior Housing Beds/Units	Total Beds/Units
Alabama(a)	0	0	90	90
Georgia	395	0	0	395
North Carolina	106	0	0	106
Ohio(b)	185	75	95	355
South Carolina	180	0	0	180
	866	75	185	1,126

Location	Owned Skilled Nursing Investment	Leased Skilled Nursing Investment	Owned Senior Housing Investment	Total Investment
Alabama(a)	—	—	$5,798,312	$5,798,312
Georgia	21,492,952	—	—	21,492,952
North Carolina	7,366,718	—	—	7,366,718
Ohio(b)	8,492,164	88,222	6,716,420	15,296,805
South Carolina	10,096,578	—	—	10,096,578
	$47,448,412	$88,222	$12,514,732	$60,051,366

(a) Meadowood Retirement Village offers assisted living, memory care, and independent living.
(b) Eaglewood Village offers assisted living and Eaglewood Care Center offers skilled nursing.

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator/manager affiliation as of March 31, 2026:

Operator Affiliation	Number of Facilities (1)	Beds / Units
Aspire Regional Partners	5	355
Subtotal	5	355
Manager Affiliation	Number of Facilities (1)	Beds / Units
CJM Advisors	6	681
Cavalier Senior Living	1	90
Subtotal	7	771
Total	12	1,126
(1)
Represents the number of owned facilities leased or subleased to separate tenants, of which each tenant is an affiliate of the entity named in the table above.

For a more discussion of the above information, see Note 7 – Leases to the consolidated financial statements included in Part I, Item 1 herein. Additionally, see "Portfolio of Healthcare Investments" included in Part I, Item 1 "Business" in the Annual Report.

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

Operating Metric	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026
Occupancy (%)	67.1%	67.3%	74.3%	73.2%

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown as of December 31,:

		Licensed Beds		Annual Lease Revenue
	Number of Facilities	Count	Percent	Amount ($) '000's (1)	Percent (%)
2028	5	379	100.0%	2,839	100.0%
Total	5	379	100.0%	2,839	100.0%
(1)
Straight-line rent.

Results of Operations

The following table sets forth, for the periods indicated, an unaudited statement of operations and comprehensive earnings items and the amounts and percentages of change of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and the notes thereto, which are included herein.

	Three Months Ended March 31,
(Amounts in 000’s)	2026	2025	Percent Change
Revenues:
Patient care revenues	$12,715	$5,642	125.4%
Rental revenues	860	1,548	(44.4)%
Pharmacy revenues	7,587	—	N/M
Total revenues	21,162	7,190	194.3%
Expenses:
Cost of goods sold	4,492	—	N/M
Patient care expense	9,715	4,401	120.7%
Facility rent expense	234	207	13.0%
Depreciation and amortization	722	402	79.6%
General and administrative expense	6,519	2,231	192.2%
Loss on lease termination	—	303	N/M
Credit loss expense	182	70	160.0%
Gain on operations transfer	—	(106)	N/M
Total expenses	21,864	7,508	191.2%
Loss from operations	(702)	(318)	120.8%
Other expense:
Interest expense, net	522	653	(20.1)%
Other (income) expense, net	(3)	291	N/M
Total other expense, net	519	944	(45.0)%
Net loss	$(1,221)	$(1,262)	(3.2)%

For the three months ended March 31, 2026, total revenues increased to $21.2 million from $7.2 million for the prior-year period, primarily due to the addition of Pharmacy Services revenues following the SunLink merger and increased Healthcare Services revenues from facilities transitioned to operated status. Total expenses also increased as the Company incurred the related cost of goods sold, patient care expenses and general and administrative expenses associated with the expanded operating platform. Net loss was $1.2 million for both periods, as the increase in loss from operations was partially offset by lower interest expense and lower other expense.

Three Months Ended March 31, 2026 and 2025

Patient care revenues—Patient care revenues were $12.7 million for the three months ended March 31, 2026, compared to $5.6 million for the same period in 2025. The 125.4% increase is due to the transition of the Autumn Breeze, Georgetown, and Sumter facilities to the Healthcare Services segment and to a lesser extent an increase in census at our Glenvue facility.

Rental revenues—Rental revenue decreased by approximately $0.6 million to $0.9 million for the three months ended March 31, 2026, compared with $1.5 million for the same period in 2025. The 44.4% decrease is primarily due to transition of the Autumn Breeze, Georgetown and Sumter facilities to our Healthcare Services segment.

Pharmacy revenue— Pharmacy revenues were $7.6 million for the three months ended March 31, 2026. These revenues reflect the Pharmacy Services segment added in connection with the SunLink merger. There was no comparable Pharmacy Services revenue for the three months ended March 31, 2025.

Cost of goods sold—Cost of goods sold was $4.5 million for the three months ended March 31, 2026 and relates to the cost of pharmacy products sold or rented by the Pharmacy Services segment. There was no comparable cost of goods sold for the three months ended March 31, 2025.

Patient care expense—Patient care expense was $9.7 million for the three months ended March 31, 2026 compared with $4.4 million for the same period in 2025. The current period expense increase of $5.3 million was primarily due to the transition of the Autumn Breeze, Georgetown, and Sumter facilities to the Healthcare Services segment and to a lesser extent an increase in census at our Glenvue facility.

Facility rent expense—Facility rent was $0.2 million for the three months ended March 31, 2026, which was generally consistent for the three months ended March 31, 2025.

Depreciation and amortization—Depreciation and amortization was $0.7 million for the three months ended March 31, 2026, compared to $0.4 million for the same period in 2025. The increase was primarily was primarily due to depreciation on assets acquired in the SunLink acquisition.

General and administrative expenses—General and administrative expenses were $6.5 million for the three months ended March 31, 2026 compared with $2.2 million for the same period in 2025. The increase was primarily due to the transition of the Autumn Breeze, Georgetown, Southland and Sumter facilities to the Healthcare Services segment and addition of the Sunlink merger.

	Three Months Ended March 31,
(Amounts in 000’s)	2026	2025	Percent Change
General and administrative expenses:
Real Estate Services	$1,609	$1,021	57.6%
Healthcare Services	1,964	1,210	62.3%
Pharmacy	2,946	—	N.M.
Total	$6,519	$2,231	192.2%

Loss on Lease Termination—There were no expenses related to lease terminations for the three months ended March 31, 2026. Expenses related to the termination of the two leases to Oak Hollow Healthcare Management were $0.3 million for the three months ended March 31, 2025. The losses consist of the write-offs of straight-line rent.

Credit loss expenses—Credit loss expense was $0.2 million for the three months ended March 31, 2026 and $0.1 million for the same period in 2025. The loss primarily represents reserves taken against patient accounts receivable in the period.

Gain on operations transfer—The gain on operations transfer was $0.1 million for the three months ended March 31, 2025 and there was no such gain or loss for the three months ended March 31, 2026. In March 2025, The Company took patient accounts receivable in lieu of the outstanding Rent Receivable owed by Oak Hollow Healthcare Management as part of the lease termination.

NON-GAAP Financial Measures

The following table summarizes the Company's non-GAAP financial measure of results based on EBITDA for the quarters ending March 31, 2026 and 2025. EBITDA attributable to the Company's financial measure represents net income (loss) before interest expense (including amortization of deferred financing costs), provision for income tax, and depreciation and amortization. Adjusted EBITDA represents EBITDA further adjusted to eliminate the impact of certain items that the Company does not consider indicative of core operating performance, such as recovery of previously reversed rent, amortization of stock-based compensation, lease termination revenue, gains or losses from dispositions of real estate, real estate impairment charges, provision for loan losses, non-routine transaction costs, loss on extinguishment of debt, unrealized loss on other real estate related investments and provision for credit losses and lease restructuring, as applicable.

REGIONAL HEALTH PROPERTIES, INC.
RECONCILIATION OF NET LOSS TO NON-GAAP FINANCIAL MEASURES
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Net loss	$(1,221)	$(1,262)
Depreciation and amortization	722	402
Interest expense, net	522	653
EBITDA	23	(207)
Amortization of employee stock compensation	96	22
Credit loss expense	182	70
Merger and other one-time costs	220	291
Loss on lease termination	—	303
Gain on operations transfer	—	(106)
Tail insurance on legacy facilities	—	55
Adjusted EBITDA from operations	$521	$428

Liquidity and Capital Resources

Overview

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

Short-term Liquidity

Management expects the Company’s short-term liquidity requirements over the twelve months following the filing of this Quarterly Report to be funded primarily through collections of patient accounts receivable, rent receivable and other receivables, mortgage refinancing activity, including the potential refinancing of the Southland facility, additional debt borrowings and proceeds from the sale of assets classified as held for sale. The Company’s short-term liquidity continues to be affected by the transition of the Autumn Breeze facility from leased to operated status, which has increased working capital requirements, including payroll, supplies, patient care costs and patient accounts receivable.

The Company continues to evaluate financing and liquidity alternatives. The Company remains in discussions with potential lenders regarding the refinancing of the Southland facility. In addition, the Company has received a non-binding term sheet for the refinancing of several mortgage loans, which, if completed, could provide additional liquidity for working capital and general corporate purposes. The proposed refinancing remains subject to lender due diligence, credit approval, definitive documentation, third-party reports and other customary closing conditions, and there can be no assurance that any such refinancing will be completed on the terms contemplated, within the expected timeframe, or at all.

The Company also continues to evaluate asset sale opportunities. During the quarter ended March 31, 2026, the Company engaged a new broker to assist with the sale of the Meadowood facility, which is classified as held for sale. The sale process is ongoing, and the Company is not yet able to estimate the amount or timing of potential net proceeds. There can be no assurance that the Company will complete a sale of the Meadowood facility or any other assets on acceptable terms, within the expected timeframe, or at all.

During the three months ended March 31, 2026, the Company's net cash used in operating activities was $0.9 million primarily due to working capital needs and the timing of accounts payable and accrued expense payments. Management continues to focus on collections of patient accounts receivable, rent receivables, past due rent and notes receivable. The Company anticipates collecting a portion of past due rent subsequent to quarter end and is negotiating various methods to collect the remaining unpaid rent and notes receivable. However, the timing and amount of collections remain subject to tenant and patient payor performance, reimbursement timing, collection efforts and other factors outside the Company’s control.

At March 31, 2026, the Company had $1.1 million in unrestricted cash and 10.1 million of net accounts receivable, mainly consisting of patient accounts receivable and rent receivables.

As of March 31, 2026, the Company had $42.6 million in indebtedness, net of $0.8 million of deferred financing costs, and unamortized discounts. The Company anticipates net principal repayments of approximately $8.1 million during the next twelve-month period, consisting of approximately $4.1 million of routine debt service amortization, $0.2 million of bond debt payments, and $3.8 million of Southland's maturing debt.

Long-term Liquidity

Management expects the Company’s long-term liquidity needs will be funded primarily from cash generated in the ordinary course of business in conjunction with the sale of securities. The Company’s ability to generate long-term liquidity from operations will depend on the operating performance of its Healthcare Services, Pharmacy Services and Real Estate segments, including occupancy, reimbursement levels, labor costs, pharmacy reimbursement collections, rent collections and overall operating margins. The Company’s ability to raise capital through the sale of securities will depend on market conditions, investor interest, the trading price and liquidity of its securities and its overall financial performance. Because the Company’s securities trade on the OTCQB rather than a national securities exchange, access to equity capital may be more limited than that of issuers listed on a national securities exchange.

Debt Covenant Compliance

As of March 31, 2026, the Company was in compliance with the various financial and administrative covenants under all the Company's outstanding credit related instruments, except with respect to the Southland-related USDA and SBA notes that are subject to the forbearance arrangements.

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

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
(Amounts in 000’s)	2026	2025
Net cash (used in) provided by operating activities	$(890)	$236
Net cash used in investing activities	(364)	(65)
Net cash used in financing activities	(735)	(587)
Net change in cash and restricted cash	(1,989)	(416)
Cash and restricted cash at beginning of period	6,064	3,472
Cash and restricted cash, ending	$4,075	$3,056

Three Months Ended March 31, 2026

Net cash used by operating activities—was approximately $0.9 million. The negative cash flow from operating activities was mainly due to the timing of working capital accounts.

Net cash used in investing activities —was approximately $0.4 million. This capital expenditure was primarily for leasehold improvements.

Net cash used in financing activities—was approximately $0.7 million. The cash was used to make routine payments totaling $0.4 million for our Senior debt obligations and $0.2 million for other debt; and cash used for the repurchase of our Series B Preferred Stock was $0.2 million.

Three Months Ended March 31, 2025

Net cash provided by operating activities—was approximately $0.2 million. The positive cash flow from operating activities was mainly due to the timing of working capital accounts.

Net cash used in investing activities—was approximately $65.0 thousand. This capital expenditure was primarily for leasehold improvements.

Net cash used in financing activities—was approximately $0.6 million. The cash was used to make routine payments totaling $0.4 million for our Senior debt obligations and $0.2 million for other debt.

Off-Balance Sheet Arrangements

Guarantee

The Company subleased five facilities located in Ohio to the Aspire Sublessees, formerly affiliated with MSTC Development Inc., pursuant to the Aspire Subleases, whereby the Aspire Sublessees took possession of, and commenced operating, the Aspire Facilities as subtenant. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at March 31, 2026. For further information see Note 7 – Leases, to the consolidated financial statements included in Part I, Item 1 herein and also and Note 8 – Leases included in Part II, Item 8 of the Annual Report.

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

For a discussion of our critical accounting policies, see Note 1 – Organization and Significant Accounting Policies to the consolidated financial statements included in Part I, Item 1 herein and also Note 1 – Summary of Significant Accounting Policies included in Part II, Item 8 of the Annual Report.

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

There are no material changes to the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on April 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In January 2026, the Company purchased 30,232 shares of its 12.5% Series B Cumulative Preferred shares for a total cost of approximately $185 thousand. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued. There were no open-market repurchases of the Company's other securities.

Item 3. Defaults upon Senior Securities.

Entry into Forbearance Agreements

On February 27, 2026, the Company and Erin Property Holdings, LLC (the “Borrower”) entered into two Forbearance Agreements with effective dates of February 1, 2026 (the “Forbearance Agreements”) with Cadence Bank, N.A. (the “Lender”) relating to certain defaults by the Company and the Borrower under the loan agreements in the principal amount of $5,000,000 due on July 27, 2036 (the “USDA Note”) and the principal amount of $800,000 due on July 27, 2036 (the “SBA Note” and, together with the USDA Note, the “Notes”) that were issued by the Borrower to the Company to reflect payment obligations pursuant to the Security Agreement, dated as of July 27, 2011 (the “Security Agreement”), between the Borrower and the Lender.

Pursuant to the Forbearance Agreements, (a) the Borrower agreed to make payments of $21,047.76 as a one-time forbearance payment and $6,764.21 for the 2026 USDA annual renewal fee toward the SBA Note no later than February 27, 2026, and (b) the Company and the Lender agreed, subject to the terms and conditions set forth in the Forbearance Agreements, to forbear from exercising its rights and remedies on account of the failure by the Company and the Borrower to pay the amounts due under the USDA Note and SBA Note by the expiration of the period (“Forbearance Period”) of February 1, 2027.

During the Forbearance Period, the Company and the Borrower shall make monthly payments of principal and interest in accordance with the terms of the USDA Note and the SBA Note with interest continuing to accrue in accordance with the terms of the Notes which amounts shall remain the obligation of the Company and the Borrower.

The remaining balances of the USDA Note and the SBA Note will be due at the end of the Forbearance Period and include all principal, interest, late charges and statutory attorney's fees.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangement

During the first quarter of 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K of the Securities Act of 1933, as amended).

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

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	May 15, 2026	/s/ Brent Morrison
Brent Morrison
Chairman, Chief Executive Officer, and Director (Principal Executive Officer)

Date:	May 15, 2026	/s/ Marlie Davis
Marlie Davis
Chief Financial Officer (Principal Financial Officer)