Form 10-Q
period 2026-06-30
REGIONAL HEALTH PROPERTIES, INC
filed 2026-08-12
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

None

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

As of August 12, 2026 the registrant had 3,924,677 shares of common stock, no par value, outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000's)

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Cash	$1,728	$3,013
Restricted cash	2,052	1,631
Accounts receivable, net of allowances of $1,057 and $727	10,294	8,025
Inventory	1,520	1,354
Notes receivable	594	644
Prepaid expenses and other	1,532	1,623
Total current assets	17,720	16,290
Property and equipment, net	35,189	35,805
Assets held for sale, net	4,251	4,207
Restricted cash	796	1,420
Intangible assets	4,607	4,660
Other assets	3,815	3,842
Goodwill	1,585	1,585
Total assets	$67,963	$67,809
LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$7,337	$6,986
Accrued expenses	9,329	7,888
Other liabilities	1,982	867
Debt related to assets held for sale, net	3,072	3,001
Current portion of long-term debt	5,366	5,414
Total current liabilities	27,086	24,156
Long-term debt, net - less current maturities	34,123	34,738
Operating lease obligation	2,276	2,325
Other liabilities	1,499	1,550
Total liabilities	64,984	62,769
Preferred stock, Series D, no par values, 1,420 shares authorized; 1,405 shares issued and outstanding at June 30, 2026 and December 31, 2025.	4,691	4,691
Stockholders' equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 3,936 issued and 3,925 outstanding at June 30, 2026 and 3,946 issued and 3,935 outstanding at December 31, 2025.	67,465	67,296
Preferred stock, no par value; 5,000 shares authorized (including amounts authorized for Series A, Series B and Series D); shares issued and outstanding designated separately
Preferred stock, Series A, no par value; 560 shares authorized, issued and outstanding at June 30, 2026 and December 31, 2025, with a redemption amount $426 at June 30, 2026 and December 31, 2025	426	426
Preferred stock, Series B, no par value; 2,812 shares authorized; 1,706 and 1,741 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively, with a redemption amount $14,100 and $14,382 at June 30, 2026 and December 31, 2025, respectively	14,091	14,382
Accumulated deficit	(83,716)	(81,777)
Accumulated other comprehensive earnings	22	22
Total stockholders' equity (deficit)	(1,712)	349
Total liabilities, Series D preferred stock and stockholders' equity (deficit)	$67,963	$67,809

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in 000's except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Patient care revenues	$14,001	$8,774	$26,716	$14,416
Rental revenues	801	1,283	1,661	2,831
Pharmacy revenues	9,640	—	17,227	—
Total revenues	24,442	10,057	45,604	17,247
Expenses:
Cost of goods sold	6,089	—	10,581	—
Patient care expense	10,654	7,184	20,368	11,585
Facility rent expense	247	149	481	356
Depreciation and amortization	757	403	1,479	805
General and administrative expense	6,696	2,429	13,216	4,659
Loss on lease termination	—	—	—	303
Credit loss expense	215	400	397	470
Gain on operations transfer	—	—	—	(106)
Total expenses	24,658	10,565	46,522	18,072
Loss from operations	(216)	(508)	(918)	(825)
Other expense:
Interest expense, net	567	615	1,089	1,268
Loss on disposal of assets	8	—	8	—
Other (income) expense, net	—	326	(3)	618
Total other expense, net	575	941	1,094	1,886
Net loss	(791)	(1,449)	(2,012)	(2,711)
Preferred stock dividends	—	—	—	(603)
Deemed contribution related to Preferred Series B purchases	9	—	73	—
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(782)	$(1,449)	$(1,939)	$(3,314)
Net loss per share of common stock attributable to Regional Health Properties, Inc.
Basic and Diluted	$(0.20)	$(0.68)	$(0.49)	$(1.60)
Weighted average shares of common stock outstanding:
Basic and Diluted	3,928	2,143	3,931	2,068

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Amounts in 000's)

(Unaudited)

	Outstanding
	Shares of Common Stock	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock A, no par value	Preferred Stock B, no par value	Accumulated Deficit	Accumulated other comprehensive earnings	Total
Balance, December 31, 2025	3,935	560	1,741	(11)	$67,296	$426	$14,382	$(81,777)	$22	$349
Repurchase of Preferred B Shares	—	—	(30)	—	—	—	(250)	64	—	(186)
Stock-based compensation	—	—	—	—	96	—	—	—	—	96
Net loss	—	—	—	—	—	—	—	(1,221)	—	(1,221)
Balances, March 31, 2026	3,935	560	1,711	(11)	$67,392	$426	$14,132	$(82,934)	$22	$(962)
Repurchase of Preferred B Shares	—	—	(5)	—	—	—	(41)	9	—	(32)
Forfeitures of stock-based awards	(10)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	73	—	—	—	—	73
Net loss	—	—	—	—	—	—	—	(791)	—	(791)
Balances, June 30, 2026	3,925	560	1,706	(11)	$67,465	$426	$14,091	$(83,716)	$22	$(1,712)

	Outstanding
	Shares of Common Stock	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock A, no par value	Preferred Stock B, no par value	Accumulated Deficit	Accumulated other comprehensive earnings	Total
Balance, December 31, 2024	1,879	560	2,252	(11)	$63,173	$426	$18,602	$(85,120)	—	$(2,919)
Stock-based compensation	—	—	—	—	22	—	—	—	—	22
Common stock issued in connection with Preferred Stock Series B dividends	250	—	—	—	603	—	—	(603)	—	—
Net loss	—	—	—	—	—	—	—	(1,262)	—	(1,262)
Balances, March 31, 2025	2,129	560	2,252	(11)	$63,798	$426	$18,602	$(86,985)	$—	$(4,159)
Stock-based compensation	—	—	—	—	25	—	—	—	—	25
Restricted stock issuance	65	—	—	—	—	—	—	—	—	—
Exercise of stock options	48	—	—	—	129	—	—	—	—	129
Net loss	—	—	—	—	—	—	—	(1,449)	—	(1,449)
Balances, June 30, 2025	2,242	560	2,252	(11)	$63,952	$426	$18,602	$(88,434)	$—	$(5,454)

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,012)	$(2,711)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,479	805
Stock-based compensation expense	169	47
Rent expense less than cash paid	(115)	(27)
Rent revenue less than (in excess) of cash received	151	(265)
Amortization of deferred financing costs, debt discounts and premiums	30	37
Loss on lease termination	—	303
Gain on operations transfer	—	(106)
Loss on disposal of fixed assets	8	—
Credit loss expense	397	470
Changes in operating assets and liabilities:
Accounts receivable	(2,666)	(1,420)
Prepaid expenses and other assets	366	(60)
Inventory	(166)	—
Accounts payable and accrued expenses	1,792	3,949
Other liabilities	1,064	(217)
Net cash provided by operating activities	497	805
Cash flows from investing activities:
Purchase of property and equipment	(862)	(360)
Net cash used in investing activities	(862)	(360)
Cash flows from financing activities:
Payment of senior debt	(925)	(800)
Payment of other debt	(258)	(569)
Repurchase of Preferred B Shares	(218)	—
Proceeds from the exercise of stock options	—	129
Proceeds from other debt	278	532
Net cash used in financing activities	(1,123)	(708)
Net change in cash and restricted cash	(1,488)	(263)
Cash and restricted cash, beginning	6,064	3,472
Cash and restricted cash, ending	$4,576	$3,209

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash interest paid	1,094	$1,285
Vendor-financed insurance	225	560
Gain on operations transfer	—	(106)
Preferred stock dividends paid in common stock	—	603
Loss on lease termination	—	303

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2026

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

As of June 30, 2026, the Company’s common stock, Series A Redeemable Preferred Stock, 12.5% Series B Cumulative Redeemable Preferred Shares, and Series D 8% Cumulative Convertible Redeemable Participating Preferred Shares were quoted on the OTCQB under the symbols “RHEP,” “RHEPA,” “RHEPB,” and “RHEPZ,” respectively.

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

Revenue Recognition and Allowance for Credit Losses

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, and ASC Topic 842, Leases, as applicable to the nature of the underlying revenue-generating activity. Revenue is recognized in an amount that reflects the consideration the Company expects to receive in exchange for goods or services transferred to customers or, in the case of lease arrangements, in accordance with the terms of the applicable lease agreements. The Company’s revenues are derived primarily from (i) patient care and other healthcare services provided through its Healthcare Services segment, (ii) pharmacy goods and services and durable medical equipment provided through its Pharmacy Services segment, and (iii) rental income from healthcare properties leased to third-party operators through its Real Estate segment. For revenue recognized under Topic 606, the Company evaluates the collectability of receivables and records allowances for credit losses and other valuation adjustments in accordance with ASC Topic 326, Financial Instruments—Credit Losses.

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

For patient care receivables in the Healthcare Services segment, the Company considers the payer mix, the aging of receivables, historical collections, and expected reimbursements from Medicare, Medicaid, managed care, and private-pay sources. Amounts due from residents and patients that are not expected to be collected are generally treated as implicit price concessions and recorded as reductions of patient care revenue. To the extent a receivable is established and collection subsequently becomes not probable due to a change in circumstances, the Company records an allowance for credit losses or credit loss expense, as appropriate.

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

Activity in the allowance for credit losses in the Pharmacy segment for the periods presented included the following:

Pharmacy
(Amounts in 000’s)
December 31, 2025 balance	$255
Concession allowances expense	64
Write offs	(1)
June 30, 2026 balance	$318

Activity in the allowance for credit losses in the Real Estate segment for the periods presented included the following:

Real Estate
(Amounts in 000’s)
December 31, 2025 balance	$71
Credit loss expense	13
Write offs	(13)
June 30, 2026 balance	$71

Activity in the allowance for credit losses in the Healthcare segment for periods presented included the following:

Healthcare
(Amounts in 000’s)
December 31, 2025 balance	$401
Credit loss expense	384
Write offs	(117)
June 30, 2026 balance	$668

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	June 30, 2026	December 31, 2025
Gross receivables
Pharmacy Services	$3,796	$3,024
Real Estate Services	674	679
Healthcare Services	6,881	5,049
Subtotal	11,351	8,752
Allowance
Pharmacy Services	(318)	(255)
Real Estate Services	(71)	(71)
Healthcare Services	(668)	(401)
Subtotal	(1,057)	(727)
Accounts receivable, net of allowance	$10,294	$8,025

Inventory

As of June 30, 2026 and December 31, 2025, the Company had approximately $1.5 million and $1.4 million, respectively, in inventory of the Pharmacy Services segment. Inventory consists of pharmacy supplies, which are stated at the lower of cost (standard cost method), or net realizable value. Use of this method does not result in a material difference from the methods required by GAAP.

Prepaid Expenses and Other

As of June 30, 2026 and December 31, 2025, the Company had approximately $1.5 million and $1.6 million, respectively, in prepaid expenses and other, which primarily relate to insurance for the facilities we operate, directors’ and officers’ insurance, and mortgage insurance premiums.

Notes Receivable

Notes receivable are initially recognized when amounts previously recorded as accounts receivable are converted into promissory notes that evidence an unconditional obligation to pay a specified principal amount, generally together with interest, under defined repayment terms. Promissory notes are executed as an alternative to accounts receivable to formalize payment arrangements with customers. The Company's payment terms vary based on the specific facts and circumstances of each arrangement; however, promissory notes generally have maturities ranging from one to three years.

The Company evaluates outstanding notes receivable for expected credit losses at each reporting date. In estimating expected credit losses, management considers a variety of factors, including, but not limited to, payment history and current payment status, the financial condition and ability of the customer to repay, collateral or other credit enhancements, historical loss experience, and current and expected economic conditions, as applicable.We may establish reserves, accept modified payment terms, or book direct write-offs for any estimated credit loss with generally corresponding charge to credit loss expense in our Consolidated Statements of Operations and Comprehensive Loss. Subsequent changes in our estimate of credit losses may result in a corresponding increase or decrease to the credit loss expense in our Consolidated Statements of Operations and Comprehensive Loss.

Based on its evaluation as of June 30, 2026, management concluded that no allowance for expected credit losses on notes receivable was necessary, as all outstanding balances were considered collectible. Accordingly, no allowance for credit losses has been recorded related to notes receivable. The Company will continue to monitor the collectability of these balances each reporting period and will record an allowance for expected credit losses if warranted by changes in facts and circumstances.

Assets Held for Sale and Discontinued Operations

The Company may decide to sell properties that are held for use. The Company records these properties as assets held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Assets classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell, an impairment expense is recognized. The Company estimates fair value, less estimated closing costs, based on similar real estate sales transactions. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 and 3 inputs. Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See Note 5 – Assets Held for Sale for additional details on assets held for sale as of June 30, 2026 and December 31, 2025. Any debt related to assets held for sale or sold during the period are classified as debt related to assets held for sale for the current and prior periods presented in the accompanying consolidated financial statements.

Assets held for sale are presented as discontinued operations in all periods presented if the disposition represents a strategic shift that has, or will have, a major effect on the Company's financial position or results of operations. This includes the net gain (or loss) upon disposal of property held for sale, the property's operating results, depreciation and interest expense.

Accounts Payable

The following table presents the Company's Accounts payable for the periods presented:

(Amounts in 000’s)	June 30, 2026	December 31, 2025
Accounts payable
Pharmacy Services	$1,664	$956
Real Estate Services	1,419	615
Healthcare Services	4,254	5,415
Total Accounts payable	$7,337	$6,986

Other Liabilities

As of June 30, 2026 and December 31, 2025, the Company had approximately $2.0 million and $0.9 million, respectively in short-term other liabilities, which mainly represent short-term operating lease obligations.

As of June 30, 2026 and December 31, 2025, the Company had approximately $1.5 million and $1.6 million, respectively in long-term other liabilities, consisting of security lease deposits and sublease improvement funds.

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or finance lease. As of June 30, 2026, the Company's leased facility is accounted for as an operating lease. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

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

For the three and six months ended June 30, 2026 and 2025, diluted net loss per share attributable to common stockholders is the same as basic net loss per share since the effect of potentially dilutive securities is anti-dilutive given the net loss position of the Company. Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

(Share amounts in 000’s)	June 30, 2026	June 30, 2025
Restricted stock units - employee	135	—
Stock options - employee	100	—
Stock options - non employee	15	—
Total anti-dilutive securities	250	—

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

NOTE 2. LIQUIDITY

Overview

The Company’s liquidity profile is influenced by the operating performance and working capital needs of its Healthcare Services and Pharmacy Services segments, as well as rent collections, tenant performance and refinancing activity within its Real Estate segment. In 2025, the expansion of operated facilities increased the Company’s use of working capital, particularly accounts receivable, payroll-related expenditures and other operating costs, while the Real Estate segment continued to provide rental income and asset sale proceeds. As of June 30, 2026, the Company held approximately $1.7 million in unrestricted cash and $10.3 million in net accounts receivable, primarily comprised of Healthcare Services and Pharmacy Services patient accounts receivable.

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

During the six months ended June 30, 2026, the Company generated $0.5 million of cash in operating activities. Operating cash flows were primarily affected by working capital investments associated with the assumption of operations at Autumn Breeze, which was partially offset by non-cash adjustments. Management continues to focus on collections of aged patient receivables and on stabilizing the operating performance of the Company’s Healthcare Services and Pharmacy Services segments. The Company’s short-term liquidity continues to be affected by the transition of certain facilities from leased to operated status, which has increased working capital requirements, including payroll, supplies and patient receivables.

The Company’s future short-term liquidity will also depend on the financial performance of the Company’s leased facilities and the facilities managed by CJM Advisors, including Autumn Breeze, Georgetown, Glenvue, Mountain Trace, Southland and Sumter, as well as the performance of the Pharmacy Services business. In addition, the Real Estate segment consists of leases to one operator. Aspire Regional Partners, through a group of affiliated tenants, leases five facilities. The Company therefore depends on tenants affiliated with Aspire for all of its rent revenues, and there can be no assurance that such tenants will have sufficient assets, income or access to financing to enable them to make rental payments or otherwise satisfy their lease obligations.

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

Debt

As of June 30, 2026, the Company had $42.6 million in indebtedness, net of $0.8 million deferred financing costs and unamortized discounts. The Company anticipates net principal repayments of approximately $8.0 million during the next twelve-month period, approximately $4.0 million of routine debt service amortization, $0.2 million payment of bond debt, and $3.8 million of Southland's maturing debt.

Debt Covenant Compliance

At June 30, 2026, the Company was in compliance with the various financial and administrative covenants related to all of the Company's credit facilities, except with respect to the Southland-related USDA and SBA notes that are subject to the forbearance arrangements. Management continues to monitor compliance closely and evaluate refinancing and other liquidity alternatives.

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

NOTE 3. CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	June 30, 2026	December 31, 2025
Cash	$1,728	$3,013
Restricted cash:
Cash collateral	17	61
HUD and other replacement reserves	1,859	1,463
Escrow deposits	655	1,210
Restricted investments for debt obligations	317	317
Total restricted cash	2,848	3,051
Total cash and restricted cash	$4,576	$6,064

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

NOTE 4. PROPERTY AND EQUIPMENT

The following table sets forth the Company's property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	June 30, 2026	December 31, 2025
Buildings and improvements	5-40	$51,192	$51,069
Equipment and computer related	2-10	4,884	4,354
Land	-	2,335	2,330
Property and equipment		58,411	57,753
Less: accumulated depreciation		(23,222)	(21,948)
Property and equipment, net		$35,189	$35,805

The following table summarizes total depreciation and amortization expense three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2026	2025	2026	2025
Depreciation	$639	$310	$1,253	$619
Amortization	118	93	226	186
Total depreciation and amortization expense	$757	$403	$1,479	$805

NOTE 5. ASSETS HELD FOR SALE

The following table sets forth the Company's assets held for sale by asset description:

(Amounts in 000's)	Lives (Years)	June 30, 2026	December 31, 2025
Buildings and improvements	5 - 40	$5,262	$5,218
Equipment and computer related	2 - 10	459	459
Land	—	100	100
		5,821	5,777
Less: accumulated depreciation and amortization		(1,570)	(1,570)
Assets held for sale, net		$4,251	$4,207

The following table sets for the Company's assets held for sale by facility:

(Amounts in 000's)	June 30, 2026	December 31, 2025
Meadowood	4,251	4,207
Assets held for sale, net	$4,251	$4,207

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and Goodwill consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment)1)	Bed Licenses - Separable (2)	Lease Rights	Pharmacy Intangibles	Total	Pharmacy Intangibles - Trade Name (2)	Goodwill (2)
Balances, December 31, 2025
Gross	$11,796	$2,471	$176	$1,430	$15,873	$740	$1,585
Accumulated amortization	(4,880)	—	(124)	(33)	(5,037)	—	—
Net carrying amount	$6,916	$2,471	$52	$1,397	$10,836	$740	$1,585

Balances, June 30, 2026
Gross	$11,796	$2,471	$176	$1,427	$15,870	$740	$1,585
Accumulated amortization	(5,056)	—	(133)	(74)	(5,263)	—	—
Net carrying amount	$6,740	$2,471	$43	$1,353	$10,607	$740	$1,585

(1)
Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 4 – Property and Equipment).
(2)
The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

The following table summarizes amortization expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2026	2025	2026	2025
Bed licenses	$89	$87	$176	$176
Lease rights	4	6	9	10
Pharmacy Intangibles	25	—	41	—
Total amortization expense	$118	$93	$226	$186

Expected amortization expense for the years ending December 31, for all definite-lived intangibles, for the remaining six months ending December 31, 2026 and each of the next four years and thereafter is as follows:

(Amounts in 000’s)	Pharmacy Intangibles	Bed Licenses	Lease Rights
For the remaining six months ending December 31, 2026	$44	$176	$9
2027	88	352	18
2028	88	352	16
2029	88	352	—
2030	88	352	—
Thereafter	957	5,156	—
Total expected amortization expense	$1,353	$6,740	$43

NOTE 7. LEASES

Operating Leases

As of June 30, 2026 and December 31, 2025, the Company leases one Skilled Nursing Facility ("SNF") in Covington, Ohio under a non-cancelable lease, which has rent escalation clauses and provisions for payments of real estate taxes, insurance, and maintenance costs. The remaining lease term for the Covington facility is approximately 2.3 years as of June 30, 2026. The Company subleases the Covington facility to a third party.

The Company subleases certain office space located in Atlanta, Georgia, which will expire on July 31, 2027.

The Pharmacy Segment business assets at the Merger included $593 thousand of Right of Use assets, consisting primarily of four non-cancellable property leases with expiration dates ranging from July 2027 to March 2031 and office equipment leases. As of June 30, 2026, the Company's total Right of Use asset balance was $3.0 million and is a part of the Company's Other assets balance of $3.8 million. As of December 31, 2025, the Company's total Right of Use asset balance was $2.9 million and is a part of the Company's Other assets balance of $3.8 million.

As of June 30, 2026, the Company is in compliance with all operating lease financial covenants.

Future Minimum Lease Payments

Future minimum lease payments for the twelve months ending December 31, for the remaining six months ending December 31, 2026 and each of the next four years and thereafter is as follows:

(Amounts in 000’s)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
For the remaining six months ending December 31, 2026	$566	$(87)	$479
2027	1,076	(124)	952
2028	998	(66)	932
2029	546	(17)	529
2030	313	(5)	308
Thereafter	29	(1)	28
Total	$3,528	$(300)	$3,228
(1)
Weighted average discount rate 7.98% and weighted average remaining term 3.25 years.

Facilities Leased or Subleased by the Company

On February 1, 2026, the Company terminated the lease with C-Ross for the Autumn Breeze facility. We have subsequently entered into a management agreement with CJM Advisors to provide day-to-day management services.

As of June 30, 2026, five facilities (four owned by Regional and one leased to Regional) are leased or subleased on a triple net basis, meaning that the lessee (i.e., the third-party operator of the property, or the Company with respect to the operated facilities) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. As of June 30, 2026, all facilities are operated by Aspire Regional Partners.

Future Minimum Lease Receivables

Future minimum lease receivables for the twelve months ending December 31, for the remaining six months ending December 31, 2026 and each of the next four years and thereafter is as follows:

(Amounts in 000’s)	Lease Receivables
For the remaining six months ending December 31, 2026	$1,573
2027	3,167
2028	2,924
2029	-
2030	-
Thereafter	-
Total	$7,664

For further details regarding the Company's leased and subleased facilities to third-party operators, including a full summary of the Company's leases to third-parties and which comprise the future minimum lease receivables of the Company, see Note 8 - Leases and Leasing Transactions in Part I, Item 1, Financial Statements and Supplementary Data, included in the Annual Report.

NOTE 8. ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	June 30, 2026	December 31, 2025
Accrued employee benefits and payroll-related	$2,176	$1,637
Real estate and other taxes	5,931	5,032
Accrued interest	177	189
Other accrued expenses (1)	1,045	1,030
Total accrued expenses	$9,329	$7,888

(1) As of June 30, 2026 and December 31, 2025, the remaining escheatment liabilities for discontinued operations are $0.3 million and are included in other accrued expenses.

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

Notes payable and other debt consists of the following:

(Amounts in 000’s)	June 30, 2026	December 31, 2025
Senior debt—guaranteed by HUD	$26,837	$27,281
Senior debt—guaranteed by USDA (1)	6,392	6,575
Senior debt—guaranteed by SBA(2)	494	509
Senior debt—bonds	5,638	5,811
Senior debt—other mortgage indebtedness	3,072	2,979
Other debt	930	805
Subtotal	43,363	43,960
Deferred financing costs	(704)	(706)
Unamortized discount on bonds	(98)	(101)
Notes payable and other debt	$42,561	$43,153
(1)
U.S. Department of Agriculture (USDA)
(2)
U.S. Small Business Administration (SBA)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		June 30, 2026	December 31, 2025
Senior debt - guaranteed by HUD (2)
The Pavilion Care Center	Newpoint Capital	12/01/2039	Fixed	3.97%	$707	$727
Hearth and Care of Greenfield	Newpoint Capital	08/01/2050	Fixed	3.97%	1,803	1,825
Woodland Manor	Newpoint Capital	11/01/2052	Fixed	3.97%	4,654	4,703
Glenvue	Newpoint Capital	10/01/2044	Fixed	3.75%	6,489	6,611
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	5,646	5,751
Georgetown	Newpoint Capital	10/01/2046	Fixed	2.98%	2,872	2,923
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	4,666	4,741
Total					$26,837	$27,281
Senior debt - guaranteed by USDA (3)
Mountain Trace	Community B&T	12/24/2036	Prime + 1.75%	10.25%	3,114	3,193
Southland	Cadence Bank, NA	07/27/2036	Prime + 1.50%	10.00%	3,278	3,382
Total					$6,392	$6,575
Senior debt - guaranteed by SBA
Southland(4)	Cadence Bank, NA	07/27/2036	Prime + 2.25%	10.75%	494	509
Total					$494	$509

(1)
Represents interest rates as of June 30, 2026 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which are approximately 0.16% per annum.
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
(4)
For one SNF, commonly known as Southland, the Company has a term loan with a financial institution, which is insured 75% by the SBA.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		June 30, 2026	December 31, 2025
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$5,638	$5,811
(1)
Represents cash interest rates as of June 30, 2026. The rates exclude amortization of deferred financing of approximately 0.10% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		June 30, 2026	December 31, 2025
Senior debt - other mortgage indebtedness
Meadowood (2)	Exchange Bank of Alabama	10/01/2026	Fixed	4.50%	$2,889	$2,979
Meadowood - Line of Credit	Exchange Bank of Alabama	02/15/2027	Fixed	6.75%	183	—
Total					$3,072	$2,979
(1)
Represents cash interest rates as of June 30, 2026 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.34% per annum.
(2)
The Meadowood Credit Facility is secured by the Meadowood Facility and the assets of Coosa, which is guaranteed by Regional Health Properties, Inc.

(Amounts in 000’s)
Lender	Maturity	Interest Rate		June 30, 2026	December 31, 2025
Other debt
First Insurance Funding (1)	08/15/2026	Fixed	10.95%	$229	$254
AFCO Insurance	08/09/2026	Fixed	9.50%	—	34
Cavalier Senior Living	11/15/2026	Fixed	6.00%	19	22
First Horizon Bank	02/24/2031	Fixed	7.25%	187	—
Key Bank (2)	08/25/2030	Fixed	0.00%	495	495
Total				$930	$805
(1)
Annual Insurance financing primarily for the Company's directors and officers insurance.
(2)
On December 30, 2022, Key Bank and the Company extended the maturity date from August 25, 2025 to August 25, 2030.

Debt Covenant Compliance

As of June 30, 2026, the Company had 18 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements, whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

As of June 30, 2026, the Company was in compliance with the various financial and administrative covenants related to all of the Company’s credit facilities, except with respect to the Southland-related USDA and SBA notes that are subject to the forbearance arrangements.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of June 30, 2026 for the remaining six months ending December 31, 2026 and each of the next four years and thereafter.

For the Twelve Months Ended December 31,	(Amounts in 000’s)
For the remaining six months ending December 31, 2026	$7,401
2027	1,393
2028	1,393
2029	1,611
2030	2,180
Thereafter	29,385
Subtotal	$43,363
Less: unamortized discounts	(98)
Less: deferred financing costs, net	(704)
Total notes and other debt	$42,561

NOTE 10. COMMON AND PREFERRED STOCK

Common Stock

As of June 30, 2026, the Company had 55,000,000 shares of Common Stock authorized and 3,935,557 shares issued and 3,924,677 shares outstanding. There were no dividends declared or paid on the common stock during the three and six months ended June 30, 2026 and 2025.

Preferred Stock

As of June 30, 2026, the Company had 5,000,000 shares of Preferred Stock authorized and 3,670,813 shares issued and outstanding.

Series A Preferred Stock

As of June 30, 2026, the Company had 560,000 shares of Series A Preferred Stock issued and outstanding. There were no dividends declared or paid on the Series A Preferred Stock for the three and six months ended June 30, 2026 and 2025.

Series B Preferred Stock

During the six months ended June 30, 2026, the Company purchased 35,232 shares of its Series B Preferred Stock for a cost of $217 thousand under the Company's Stock Repurchase Plan authorized on November 25, 2025.

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

As of June 30, 2026, the Company had 1,705,941 shares of Series B Preferred Stock issued and outstanding. Except for the dividends declared in January 2025, no other dividends were declared or paid on the Series B Preferred Stock for the three and six months ended June 30, 2026 and 2025.

Series D Preferred Stock

As of June 30, 2026, the Company had 1,405,609 shares of Series D Preferred Stock issued and outstanding. No dividends were declared or paid on the Series D Preferred Stock for the three and six months ended June 30, 2026.

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

Stock Incentive Plans

As of June 30, 2026, the number of securities remaining available for future issuance under the Company's A&R Plan is 351,000.

For the three and six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2026	2025	2026	2025
Employee compensation:
Restricted stock awards	$38	$25	$89	$47
Restricted stock units	19	—	32	—
Stock options	16	—	28	—
Total employee stock-based compensation expense	73	25	149	47
Non-employee compensation:
Board stock options	—	—	20	—
Total non-employee stock-based compensation expense	—	—	20	—
Total stock-based compensation expense, net of forfeitures	$73	$25	$169	$47

Restricted Stock Awards

The following table summarizes the Company's restricted stock awards ("RSAs") activity for the six months ended June 30, 2026:

	Number of Shares (000's)	Weighted Avg. Grant Date (per Share) Fair Value
Unvested, December 31, 2025	185	$2.40
Vested	(61)	$2.71
Forfeited	(10)	$2.18
Unvested, June 30, 2026	114	$2.26

No RSAs were granted for the six months ended June 30, 2026. The remaining unvested shares at June 30, 2026 will vest over the next 1.0 year with $192 thousand in compensation expense recognized over this period.

Restricted Stock Units

The following table summarizes the Company's restricted stock units ("RSUs") activity for the six months ended June 30, 2026:

	Number of Shares (000's)	Weighted Avg. Grant Date (per Share) Fair Value
Unvested, December 31, 2025	—	$—
Granted	135	$1.29
Unvested, June 30, 2026	135	$1.29

For the six months ended June 30, 2026, RSU awards with respect to 135,000 shares of common stock were granted under the A&R Plan, which will vest in two equal annual installments beginning on their first anniversary date. The remaining unvested shares at June 30, 2026 will vest over the next 1.9 years with $143 thousand in compensation expense recognized over this period.

Common Stock Options

The following summarizes the Company's employee stock option activity for the six months ended June 30, 2026:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2025	—	$—	$—	—	$—
Granted	153	$1.29	$1.13	—
Forfeited	(3)	$1.30	$1.10	—	$—
Outstanding, June 30, 2026	150	$1.29	$1.13	9.6	$—
Vested and exercisable, June 30, 2026	15	$1.30	$1.10	9.5	$—
Vested and expected to vest, June 30, 2026	150	$1.29	$1.13	9.6	$—

For the six months ended June 30, 2026, stock option awards with respect to 153,000 shares of common stock were granted under the A&R Plan. The remaining unvested shares at June 30, 2026 will vest over the next 1.9 years with $125 thousand in compensation expense recognized over this period.

The following summarizes the weighted average information on our stock option awards granted using the Black-Scholes option-pricing model inputs for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Dividend yield	—%	—%
Expected volatility	123.44%	—%
Risk-free interest rate	3.91%	—%
Expected term (in years)	5.7	—

The following summary information reflects stock options outstanding, vested, and related details as of June 30, 2026:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$1.29-$1.30	150	9.6	$1.29	15	9.5	$1.30

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

As of June 30, 2026, the Company’s facilities that are operated by the Company, leased or subleased to third-party operators, or otherwise managed by third parties were certified by the Centers for Medicare & Medicaid Services (“CMS”) and were operational. Because the Company operates through Healthcare Services, Pharmacy Services and Real Estate segments, regulatory exposure may arise directly from the Company’s operated businesses, indirectly through tenant and operator performance at leased facilities, or from legacy matters relating to prior periods of direct operations. Based on information currently available, the Company believes that it is in compliance in all material respects with applicable laws and regulations relating to its current operations, although there can be no assurance that governmental agencies will not reach different conclusions in the future.

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

Professional and General Liability Claims Covered by Insurance

As of June 30, 2026, the Company was a defendant in one professional and general liability action arising from care provided to a former patient at one of the Company's facilities. The complaint alleges, among other things, negligence, including alleged failures to provide adequate and competent staffing, and seeks unspecified actual, compensatory, and punitive damages for alleged injuries, pain and suffering, mental anguish, and malnutrition. The Company intends to vigorously defend this matter and believes that any losses, other than punitive damages, if awarded, would be covered by applicable insurance, subject to the terms, conditions, deductibles, and coverage limits of the applicable insurance policies. Punitive damages, if awarded, are not covered by the Company's insurance policies.

The Company evaluates this matter in accordance with ASC 450, Contingencies. Based on the information currently available, management has concluded that a loss is not probable; therefore, no liability has been accrued as of June 30, 2026. While an unfavorable outcome is reasonably possible, the Company is unable to estimate the amount or range of reasonably possible loss, if any, in excess of available insurance coverage due to the inherent uncertainties associated with litigation.

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

The table below presents the results of operations for our reporting segments for the periods presented.

	Three Months Ended June 30,				Three Months Ended June 30,
	2026	2026	2026	2026	2025	2025	2025	2025
(Amounts in 000’s)	Real Estate Services	Healthcare Services	Pharmacy Services	Total	Real Estate Services	Healthcare Services	Pharmacy Services	Total
Revenues:
Patient care revenues	$—	$14,001	$—	$14,001	$—	$8,774	$—	$8,774
Rental revenues	786	—	15	801	1,283	—	—	1,283
Pharmacy revenues	—	—	9,640	9,640	—	—	—	—
Total revenues	786	14,001	9,655	24,442	1,283	8,774	—	10,057
Expenses:
Cost of goods sold	—	—	6,089	6,089	—	—	—	—
Patient care expense	—	10,654	—	10,654	—	7,184	—	7,184
Facility rent expense	149	—	98	247	149	—	—	149
Depreciation and amortization	318	106	333	757	322	81	—	403
General and administrative expense	1,107	2,312	3,277	6,696	729	1,700	—	2,429
Credit loss expense	(8)	223	—	215	200	200	—	400
Total expenses	1,566	13,295	9,797	24,658	1,400	9,165	—	10,565
Income (loss) from operations	$(780)	$706	$(142)	$(216)	$(117)	$(391)	$—	$(508)

	Six Months Ended June 30,				Six Months Ended June 30,
	2026	2026	2026	2026	2025	2025	2025	2025
(Amounts in 000’s)	Real Estate Services	Healthcare Services	Pharmacy Services	Total	Real Estate Services	Healthcare Services	Pharmacy Services	Total
Revenues:
Patient care revenues	$—	$26,716	$—	$26,716	$—	$14,416	$—	$14,416
Rental revenues	1,632	—	29	1,661	2,831	—	—	2,831
Pharmacy revenues	—	—	17,227	17,227	—	—	—	—
Total revenues	1,632	26,716	17,256	45,604	2,831	14,416	—	17,247
Expenses:
Cost of goods sold	—	—	10,581	10,581	—	—	—	—
Patient care expense	—	20,368	—	20,368	—	11,585	—	11,585
Facility rent expense	297	—	184	481	298	58	—	356
Depreciation and amortization	637	204	638	1,479	646	159	—	805
General and administrative expense	2,716	4,276	6,224	13,216	1,750	2,909	—	4,659
Loss on lease termination	—	—	—	—	303	—	—	303
Credit loss expense	13	384	—	397	200	270	—	470
Gain on operations transfer	—	—	—	—	—	(106)	—	(106)
Total expenses	3,663	25,232	17,627	46,522	3,197	14,875	—	18,072
Income (loss) from operations	$(2,031)	$1,484	$(371)	$(918)	$(366)	$(459)	$—	$(825)

The CODM does not regularly review total assets for our reportable segments as total assets are not used to assess performance or allocate resources.

NOTE 14. SUBSEQUENT EVENTS

Subsequent to quarterly period ended June 30, 2026, the company repurchased 9,200 shares of its Series B Preferred shares.

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. There were no other material subsequent events to June 30, 2026.

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

As of June 30, 2026 the Company had investments of approximately $60.0 million in healthcare real estate, operated or leased a portfolio consisting primarily of skilled nursing facilities and senior housing communities located in five states, and operates a pharmacy business located in Louisiana, which was acquired following the SunLink merger completed on August 14, 2025.

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

The comparability of the Company’s results for the three months ended June 30, 2026 and 2025 is affected by the SunLink merger, which added the Pharmacy Services segment beginning on August 14, 2025. In addition, one facility that was included in the Real Estate segment in 2025 transitioned to the Healthcare Services segment on February 1, 2026. As a result, year-over-year comparisons reflect not only changes in operating performance, but also a meaningful change in segment composition.

These changes resulted in increased patient care revenues and patient care expenses in Healthcare Services, the addition of pharmacy revenues and related cost of goods sold in Pharmacy Services, and lower rental revenues in Real Estate because one property is no longer operated under a lease structure. Accordingly, the Company’s consolidated and segment results for the three and six months ended June 30, 2026 are not directly comparable to the prior-year period.

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

At the consolidated level, patient care revenues, pharmacy revenues and patient care expense increased significantly in 2026 due primarily to the expanded Healthcare Services segment and the addition of Pharmacy Services, while rental revenues declined as certain facilities were transitioned out of the Real Estate segment and into operated status. Accordingly, line-item changes in the consolidated statement of operations and comprehensive loss should be evaluated in light of these changes in segment composition.

Real Estate Portfolio

As of June 30, 2026, we had investments of approximately $60.0 million in a portfolio of twelve healthcare facilities, consisting of eleven owned properties and one leased facility. Our owned properties consisted of nine skilled nursing facilities and two senior housing communities. Of the twelve facilities, five were leased or subleased to third-party operators under triple-net lease arrangements, and seven were managed on the Company’s behalf by two external managers. The Company’s leased facility is subleased to a third-party operator under a triple-net lease arrangement.

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

Portfolio

The following table provides summary information regarding the number of facilities and related licensed beds/units as of June 30, 2026:

Location	Owned Skilled Nursing Facilities	Leased Skilled Nursing Facilities	Owned Senior Housing Facilities	Total Properties
Alabama(a)	0	0	1	1
Georgia	3	0	0	3
North Carolina	1	0	0	1
Ohio(b)	3	1	1	5
South Carolina	2	0	0	2
	9	1	2	12

Location	Owned Skilled Nursing Beds/Units	Leased Skilled Nursing Beds/Units	Owned Senior Housing Beds/Units	Total Beds/Units
Alabama(a)	0	0	90	90
Georgia	395	0	0	395
North Carolina	106	0	0	106
Ohio(b)	185	75	95	355
South Carolina	180	0	0	180
	866	75	185	1,126

Location	Owned Skilled Nursing Investment	Leased Skilled Nursing Investment	Owned Senior Housing Investment	Total Investment
Alabama(a)	—	—	$5,820,870	$5,820,870
Georgia	21,564,347	—	—	21,564,347
North Carolina	7,402,207	—	—	7,402,207
Ohio(b)	8,452,266	88,222	6,716,420	15,256,908
South Carolina	10,185,484	—	—	10,185,484
	$47,604,304	$88,222	$12,537,290	$60,229,816

(a) Meadowood Retirement Village offers assisted living, memory care, and independent living.
(b) Eaglewood Village offers assisted living and Eaglewood Care Center offers skilled nursing.

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator/manager affiliation as of June 30, 2026:

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

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

Operating Metric	September 30, 2025	December 31, 2025	March 31, 2026	June 30, 2026
Occupancy (%)	67.3%	74.3%	73.2%	74.9%

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown as of December 31,:

		Licensed Beds		Annual Lease Revenue
	Number of Facilities	Count	Percent	Amount ($) '000's (1)	Percent (%)
2028	5	355	100.0%	2,839	100.0%
Total	5	355	100.0%	2,839	100.0%
(1)
Straight-line rent.

Results of Operations

The following table sets forth, for the periods indicated, an unaudited statement of operations and comprehensive loss items and the amounts and percentages of change of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and the notes thereto, which are included herein.

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in 000’s)	2026	2025	Percent Change	2026	2025	Percent Change
Revenues:
Patient care revenues	$14,001	$8,774	59.6%	$26,716	$14,416	85.3%
Rental revenues	801	1,283	(37.6)%	1,661	2,831	(41.3)%
Pharmacy revenues	9,640	—	100.0%	17,227	—	100.0%
Total revenues	24,442	10,057	143.0%	45,604	17,247	164.4%
Expenses:
Cost of goods sold	6,089	—	100.0%	10,581	—	100.0%
Patient care expense	10,654	7,184	48.3%	20,368	11,585	75.8%
Facility rent expense	247	149	65.8%	481	356	35.1%
Depreciation and amortization	757	403	87.8%	1,479	805	83.7%
General and administrative expense	6,696	2,429	175.7%	13,216	4,659	183.7%
Loss on lease termination	—	—	N/M	—	303	N/M
Credit loss expense	215	400	(46.3)%	397	470	(15.5)%
Gain on operations transfer	—	—	N/M	—	(106)	N/M
Total expenses	24,658	10,565	133.4%	46,522	18,072	157.4%
Loss from operations	(216)	(508)	(57.5)%	(918)	(825)	11.3%
Other expense:
Interest expense, net	567	615	(7.8)%	1,089	1,268	(14.1)%
Loss on disposal of fixed assets	8	—	N/M	8	—	N/M
Other (income) expense, net	—	326	N/M	(3)	618	N/M
Total other expense, net	575	941	(38.9)%	1,094	1,886	(42.0)%
Net loss	$(791)	$(1,449)	(45.4)%	$(2,012)	$(2,711)	(25.8)%

For the three and six months ended June 30, 2026, total revenues increased to $24.4 million and $45.6 million, respectively, from $10.1 million and $17.2 million for the same prior-year periods, primarily due to the addition of Pharmacy Services revenues following the SunLink merger and increased Healthcare Services revenues from facilities transitioned to operated status. Total expenses also increased as the Company incurred the related cost of goods sold, patient care expenses and general and administrative expenses associated with the expanded operating platform. Net loss for the three and six months ended June 30, 2026 was $0.8 million and $2.0 million, respectively, from $1.4 million and $2.7 million for the same prior-year periods, as the increase in loss from operations was partially offset by lower interest expense and lower other expense.

Three Months Ended June 30, 2026 and 2025

Patient care revenues—Patient care revenues were $14.0 million for the three months ended June 30, 2026, compared to $8.8 million for the same period in 2025. The 59.6% increase is due to the transition of the Autumn Breeze, Georgetown, and Sumter facilities to the Healthcare Services segment and to a lesser extent an increase in census at our Glenvue facility.

Rental revenues—Rental revenue decreased by approximately $0.5 million to $0.8 million for the three months ended June 30, 2026, compared with $1.3 million for the same period in 2025. The 37.6% decrease is primarily due to transition of the Autumn Breeze, Georgetown and Sumter facilities to our Healthcare Services segment.

Pharmacy revenue— Pharmacy revenues were $9.6 million for the three months ended June 30, 2026. These revenues reflect the Pharmacy Services segment added in connection with the SunLink merger. There was no comparable Pharmacy Services revenue for the three months ended June 30, 2025.

Cost of goods sold—Cost of goods sold was $6.1 million for the three months ended June 30, 2026 and relates to the cost of pharmacy products sold or rented by the Pharmacy Services segment. There was no comparable cost of goods sold for the three months ended June 30, 2025.

Patient care expense—Patient care expense was $10.7 million for the three months ended June 30, 2026 compared with $7.2 million for the same period in 2025. The current period expense increase of $3.5 million was primarily due to the transition of the Autumn Breeze, Georgetown, and Sumter facilities to the Healthcare Services segment and to a lesser extent an increase in census at our Glenvue facility.

Facility rent expense—Facility rent was $0.2 million for the three months ended June 30, 2026, which was generally consistent for the three months ended June 30, 2025.

Depreciation and amortization—Depreciation and amortization was $0.8 million for the three months ended June 30, 2026, compared to $0.4 million for the same period in 2025. The 87.8% increase was primarily due to depreciation on assets acquired in the SunLink acquisition.

General and administrative expenses—General and administrative expenses were $6.7 million for the three months ended June 30, 2026 compared with $2.4 million for the same period in 2025. The 175.7% increase was primarily due to the transition of the Autumn Breeze, Georgetown, Southland and Sumter facilities to the Healthcare Services segment and the addition of operations acquired in the SunLink merger.

	Three Months Ended June 30,
(Amounts in 000’s)	2026	2025	Percent Change
General and administrative expenses:
Real Estate Services	$1,107	$729	51.9%
Healthcare Services	2,312	1,700	36.0%
Pharmacy	3,277	—	100.0%
Total	$6,696	$2,429	175.7%

Loss on Lease Termination—There were no expenses related to lease terminations for the three months ended June 30, 2026 and for the same period in 2025.

Credit loss expenses—Credit loss expense was $0.2 million for the three months ended June 30, 2026 and $0.4 million for the same period in 2025. The loss primarily represents reserves taken against patient accounts receivable in the period.

Six Months Ended June 30, 2026 and 2025

Patient care revenues—Patient care revenues were $26.7 million for the six months ended June 30, 2026, compared to $14.4 million for the same period in 2025. The 85.3% increase is due to the transition of the Autumn Breeze, Georgetown, and Sumter facilities to the Healthcare Services segment and to a lesser extent an increase in census at our Glenvue facility.

Rental revenues—Rental revenue decreased by $1.1 million to $1.7 million for the six months ended June 30, 2026, compared with $2.8 million for the same period in 2025. The 41.3% decrease is primarily due to transition of the Autumn Breeze, Georgetown and Sumter facilities to our Healthcare Services segment.

Pharmacy revenue— Pharmacy revenues were $17.2 million for the six months ended June 30, 2026. These revenues reflect the Pharmacy Services segment added in connection with the SunLink merger. There was no comparable Pharmacy Services revenue for the six months ended June 30, 2025.

Cost of goods sold—Cost of goods sold was $10.6 million for the six months ended June 30, 2026 and relates to the cost of pharmacy products sold or rented by the Pharmacy Services segment. There was no comparable cost of goods sold for the six months ended June 30, 2025.

Patient care expense—Patient care expense was $20.4 million for the six months ended June 30, 2026 compared with $11.6 million for the same period in 2025. The current period expense increase of $8.8 million was primarily due to the transition of the Autumn Breeze, Georgetown, and Sumter facilities to the Healthcare Services segment and to a lesser extent an increase in census at our Glenvue facility.

Facility rent expense—Facility rent was $0.5 million for the six months ended June 30, 2026, which was generally consistent for the six months ended June 30, 2025.

Depreciation and amortization—Depreciation and amortization was $1.5 million for the six months ended June 30, 2026, compared to $0.8 million for the same period in 2025. The 83.7% increase was primarily was primarily due to depreciation on assets acquired in the SunLink acquisition.

General and administrative expenses—General and administrative expenses were $13.2 million for the six months ended June 30, 2026, compared with $4.7 million for the same period in 2025. The 183.7% increase was primarily due to the transition of the Autumn Breeze, Georgetown, Southland and Sumter facilities to the Healthcare Services segment and the addition of operations acquired in the SunLink merger.

	Six Months Ended June 30,
(Amounts in 000’s)	2026	2025	Percent Change
General and administrative expenses:
Real Estate Services	$2,716	$1,750	55.2%
Healthcare Services	4,276	2,909	47.0%
Pharmacy	6,224	—	100.0%
Total	$13,216	$4,659	183.7%

Loss on Lease Termination—There were no material expenses related to lease terminations for the six months ended June 30, 2026, compared to $0.3 million for the same period in 2025, which related to the termination of the two leases to Oak Hollow Healthcare Management, and the losses consist of the write-offs of straight-line rent.

Credit loss expenses—Credit loss expense was $0.4 million for the six months ended June 30, 2026, compared to $0.5 million for the same period in 2025. The loss primarily represents reserves taken against patient accounts receivable in the period.

Gain on operations transfer—There was no gain on operations transfer for the six months ended June 30, 2026, compared to $0.1 million for the same period in 2025. In March 2025, the Company took patient accounts receivable in lieu of the outstanding Rent Receivable owed by Oak Hollow Healthcare Management as part of the lease termination.

NON-GAAP Financial Measures

The following table summarizes the Company's non-GAAP financial measure of results based on EBITDA for the quarters ending June 30, 2026 and 2025. EBITDA attributable to the Company's financial measure represents net income (loss) before interest expense (including amortization of deferred financing costs), provision for income tax, and depreciation and amortization. Adjusted EBITDA represents EBITDA further adjusted to eliminate the impact of certain items that the Company does not consider indicative of core operating performance, such as recovery of previously reversed rent, amortization of stock-based compensation, lease termination revenue, gains or losses from dispositions of real estate, real estate impairment charges, provision for loan losses, non-routine transaction costs, loss on extinguishment of debt, unrealized loss on other real estate related investments and provision for credit losses and lease restructuring, as applicable.

REGIONAL HEALTH PROPERTIES, INC.
RECONCILIATION OF NET LOSS TO NON-GAAP FINANCIAL MEASURES
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net loss	$(791)	$(1,449)	$(2,012)	$(2,711)
Depreciation and amortization	757	403	1,479	805
Interest expense, net	567	615	1,089	1,268
EBITDA	533	(431)	556	(638)
Amortization of employee stock compensation	73	25	169	47
Merger and other one-time costs	—	357	—	618
Loss on lease termination	—	—	—	303
Gain on operations transfer	—	—	—	(106)
Tail insurance on legacy facilities	—	19	—	74
Other one-time costs	143	86	363	196
Adjusted EBITDA from operations	$749	$56	$1,088	$494

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

The Company continues to evaluate opportunities to monetize non-core assets as part of its capital allocation strategy. The Meadowood facility has been classified as held for sale as of June 30, 2026. Management is committed to a plan to sell the property and is actively marketing the facility through a recently engaged real estate broker. During the quarter ended March 31 2026, the Company engaged a new broker to expand the marketing process and facilitate negotiations with prospective buyers. The Company is currently negotiating a letter of intent with an interested party and continues to pursue a sale that it believes is probable of occurring within the required timeframe.

Although discussions with prospective buyers are ongoing, the final sales price, timing of closing, and net proceeds remain subject to completion of negotiations, execution of definitive agreements, due diligence, financing, and customary closing conditions. Accordingly, the Company cannot reasonably estimate the amount of net proceeds that may ultimately be realized. There can be no assurance that the transaction will be completed on the currently anticipated terms.

During the six months ended June 30, 2026, the Company generated $0.5 million of cash in operating activities. Operating cash flows were primarily affected by working capital investments associated with the assumption of operations at Autumn Breeze, which was partially offset by non-cash adjustments. Management continues to focus on collections of patient accounts receivable, rent receivables, past due rent and notes receivable. The Company anticipates collecting a portion of past due rent subsequent to quarter end and is negotiating various methods to collect the remaining unpaid rent and notes receivable. However, the timing and amount of collections remain subject to tenant and patient payor performance, reimbursement timing, collection efforts and other factors outside the Company’s control.

At June 30, 2026, the Company had $1.7 million in unrestricted cash and $10.3 million of net accounts receivable, mainly consisting of patient accounts receivable and rent receivables.

As of June 30, 2026, the Company had $42.6 million in indebtedness, net of $0.8 million of deferred financing costs, and unamortized discounts. The Company anticipates net principal repayments of approximately $8.0 million during the next twelve-month period, consisting of approximately $4.0 million of routine debt service amortization, $0.2 million of bond debt payments, and $3.8 million of Southland's maturing debt.

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

Debt Covenant Compliance

As of June 30, 2026, the Company was in compliance with the various financial and administrative covenants under all the Company's outstanding credit related instruments, except with respect to the Southland-related USDA and SBA notes that are subject to the forbearance arrangements.

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

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the periods presented:

	Six Months Ended June 30,
(Amounts in 000’s)	2026	2025
Net cash provided by operating activities	$497	$805
Net cash used in investing activities	(862)	(360)
Net cash used in financing activities	(1,123)	(708)
Net change in cash and restricted cash	(1,488)	(263)
Cash and restricted cash at beginning of period	6,064	3,472
Cash and restricted cash, ending	$4,576	$3,209

Six Months Ended June 30, 2026

Net cash provided by operating activities—was approximately $0.5 million. The positive cash flow from operating activities were primarily affected by working capital investments associated with the assumption of operations at Autumn Breeze, which was partially offset by non-cash adjustments.

Net cash used in investing activities —was approximately $0.9 million. This capital expenditure was primarily for leasehold improvements.

Net cash used in financing activities—was approximately $1.1 million. The cash was used to make routine payments totaling $0.9 million for our Senior debt obligations and $0.0 million for other debt; and cash used for the repurchase of our Series B Preferred Stock was $0.2 million.

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

Off-Balance Sheet Arrangements

Guarantee

The Company subleased five facilities located in Ohio to the Aspire Sublessees, formerly affiliated with MSTC Development Inc., pursuant to the Aspire Subleases, whereby the Aspire Sublessees took possession of, and commenced operating, the Aspire Facilities as subtenant. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at June 30, 2026. For further information see Note 7 – Leases, to the consolidated financial statements included in Part I, Item 1 herein and also Note 8 – Leases included in Part II, Item 8 of the Annual Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the six months ended June 30, 2026, the Company purchased 35,232 shares of its 12.5% Series B Cumulative Preferred shares for a total cost of approximately $217 thousand. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued. There were no open-market repurchases of the Company's other securities.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangement

During the second quarter of 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K of the Securities Act of 1933, as amended).

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

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	August 12, 2026	/s/ Brent Morrison
Brent Morrison
Chairman, Chief Executive Officer, and Director (Principal Executive Officer)

Date:	August 12, 2026	/s/ Marlie Davis
Marlie Davis
Chief Financial Officer (Principal Financial Officer)