Form 10-Q
period 2026-09-30
REGIONAL HEALTH PROPERTIES, INC
filed 2026-11-13
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026 the registrant had 3,924,677 shares of common stock, no par value, outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000's)

	September 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Cash	$1,651	$3,013
Restricted cash	2,243	1,631
Accounts receivable, net of allowances of $1,256 and $727	10,643	8,025
Inventory	1,464	1,354
Notes receivable	564	644
Prepaid expenses and other	1,413	1,623
Total current assets	17,978	16,290
Property and equipment, net	35,025	35,805
Assets held for sale, net	3,811	4,207
Restricted cash	999	1,420
Intangible assets	4,584	4,660
Other assets	3,521	3,842
Goodwill	1,585	1,585
Total assets	$67,503	$67,809
LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$7,819	$6,986
Accrued expenses	9,792	7,888
Other liabilities	2,035	867
Debt related to assets held for sale, net	3,027	3,001
Current portion of long-term debt, net	5,319	5,414
Total current liabilities	27,992	24,156
Long-term debt, net - less current maturities	33,845	34,738
Operating lease obligation	2,040	2,325
Other liabilities	1,544	1,550
Total liabilities	65,421	62,769
Preferred stock, Series D, no par values, 1,420 shares authorized; 1,406 shares issued and outstanding at September 30, 2026 and December 31, 2025.	4,691	4,691
Stockholders' equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 3,936 issued and 3,925 outstanding at September 30, 2026 and 3,946 issued and 3,935 outstanding at December 31, 2025.	67,550	67,296
Preferred stock, no par value; 5,000 shares authorized (including amounts authorized for Series A, Series B and Series D); shares issued and outstanding designated separately
Preferred stock, Series A, no par value; 560 shares authorized, issued and outstanding at September 30, 2026 and December 31, 2025, with a redemption amount $426 at September 30, 2026 and December 31, 2025	426	426
Preferred stock, Series B, no par value; 2,812 shares authorized; 1,690 and 1,741 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively, with a redemption amount $13,960 and $14,382 at September 30, 2026 and December 31, 2025, respectively	13,960	14,382
Accumulated deficit	(84,567)	(81,777)
Accumulated other comprehensive earnings	22	22
Total stockholders' equity (deficit)	(2,609)	349
Total liabilities, Series D preferred stock and stockholders' equity (deficit)	$67,503	$67,809

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in 000's except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Patient care revenues	$14,714	$9,831	$41,430	$24,247
Rental revenues	798	1,303	2,459	4,134
Pharmacy revenues	9,502	4,004	26,729	4,004
Total revenues	25,014	15,138	70,618	32,385
Expenses:
Cost of goods sold	5,838	2,470	16,419	2,470
Patient care expense	11,035	8,639	31,404	20,224
Facility rent expense	248	197	729	552
Depreciation and amortization	785	547	2,264	1,351
General and administrative expense	6,570	3,713	19,785	8,375
Loss on lease termination	-	-	-	303
Credit loss expense	210	166	607	636
Gain on operations transfer	-	-	-	(106)
Total expenses, excluding impairment	24,686	15,732	71,208	33,805
Impairment loss on assets held for sale	459	-	459	-
Income (loss) from operations	(131)	(594)	(1,049)	(1,420)
Other (income) expense:
Interest expense, net	576	751	1,665	2,019
Loss (gain) on bargain purchase	78	(5,311)	78	(5,311)
Loss on disposal of assets	11	-	19	-
Other (income) expense, net	83	584	80	1,201
Total other (income) expense, net	748	(3,976)	1,842	(2,091)
Net income (loss)	(879)	3,382	(2,891)	671
Preferred stock dividends	-	-	-	(603)
Deemed contribution related to Preferred Series B purchases	28	278	101	278
Net income (loss) attributable to Regional Health Properties, Inc. common stockholders	$(851)	$3,660	$(2,790)	$346
Net income (loss) per share of common stock attributable to Regional Health Properties, Inc.
Basic and Diluted	$(0.22)	$1.17	$(0.71)	$0.14
Weighted average shares of common stock outstanding:
Basic and Diluted	3,925	3,125	3,929	2,425

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Amounts in 000's)

(Unaudited)

	Outstanding
	Shares of Common Stock	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock A, no par value	Preferred Stock B, no par value	Accumulated Deficit	Accumulated other comprehensive earnings	Total
Balance, December 31, 2025	3,935	560	1,741	(11)	$67,296	$426	$14,382	$(81,777)	$22	$349
Repurchase of Preferred B Shares	—	—	(30)	—	—	—	(250)	64	—	(186)
Stock-based compensation	—	—	—	—	96	—	—	—	—	96
Net loss	—	—	—	—	—	—	—	(1,221)	—	(1,221)
Balances, March 31, 2026	3,935	560	1,711	(11)	$67,392	$426	$14,132	$(82,934)	$22	$(962)
Repurchase of Preferred B Shares	—	—	(5)	—	—	—	(41)	9	—	(32)
Forfeitures of stock-based awards	(10)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	73	—	—	—	—	73
Net loss	—	—	—	—	—	—	—	(791)	—	(791)
Balances, June 30, 2026	3,925	560	1,706	(11)	$67,465	$426	$14,091	$(83,716)	$22	$(1,712)
Repurchase of Preferred B Shares	—	—	(16)	—	—	—	(131)	28	—	(103)
Stock-based compensation	—	—	—	—	85	—	—	—	—	85
Net loss	—	—	—	—	—	—	—	(879)	—	(879)
Balances, September 30, 2026	3,925	560	1,690	(11)	$67,550	$426	$13,960	$(84,567)	$22	$(2,609)

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Amounts in 000's)

(Unaudited)

	Outstanding
	Shares of Common Stock	Shares of Preferred Stock A	Shares of Preferred Stock B	Shares of Treasury Stock	Common Stock and Additional Paid-in Capital	Preferred Stock A, no par value	Preferred Stock B, no par value	Accumulated Deficit	Accumulated other comprehensive earnings	Total
Balance, December 31, 2024	1,879	560	2,252	(11)	$63,173	$426	$18,602	$(85,120)	—	$(2,919)
Stock-based compensation	—	—	—	—	22	—	—	—	—	22
Common stock issued in connection with Preferred Stock Series B dividends	250	—	—	—	603	—	—	(603)	—	—
Net loss	—	—	—	—	—	—	—	(1,262)	—	(1,262)
Balances, March 31, 2025	2,129	560	2,252	(11)	$63,798	$426	$18,602	$(86,985)	$—	$(4,159)
Stock-based compensation	—	—	—	—	25	—	—	—	—	25
Restricted stock issuance	65	—	—	—	—	—	—	—	—	—
Exercise of stock options	48	—	—	—	129	—	—	—	—	129
Net loss	—	—	—	—	—	—	—	(1,449)	—	(1,449)
Balances, June 30, 2025	2,242	560	2,252	(11)	$63,952	$426	$18,602	$(88,434)	$—	$(5,454)
Stock-based compensation	—	—	—	—	124	—	—	—	—	124
Restricted stock issuance	100	—	—	—	—	—	—	—	—	—
Repurchase of Preferred B Shares	—	—	(366)	—	—	—	(3,026)	278	—	(2,748)
Acquisition of SunLink (shares issued, effective date Aug. 14, 2025)	1,593	—	—	—	3,158	—	—	—	—	3,158
Net income	—	—	—	—	—	—	—	3,382	—	3,382
Balances, September 30, 2025	3,935	560	1,886	(11)	$67,234	$426	$15,576	$(84,774)	$—	$(1,538)

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(2,891)	$671
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,264	1,351
Stock-based compensation expense	254	171
Rent expense less than cash paid	355	(40)
Rent revenue less than (in excess) of cash received	227	(339)
Amortization of deferred financing costs, debt discounts and premiums	45	56
Loss (gain) on bargain purchase	78	(5,311)
Loss on lease termination	-	303
Gain on operations transfer	-	(106)
Loss on disposal of fixed assets	19	-
Impairment loss on assets held for sale	459	-
Credit loss expense	607	636
Changes in operating assets and liabilities:
Accounts receivable	(3,225)	(1,923)
Prepaid expenses and other assets	515	(243)
Inventory	(110)	(36)
Accounts payable and accrued expenses	2,737	3,718
Other liabilities	1,162	98
Net cash provided by (used in) operating activities	2,496	(994)
Cash flows from investing activities:
Cash acquired from merger	-	5,975
Purchase of property and equipment	(1,568)	(643)
Net cash (used in) provided by investing activities	(1,568)	5,332
Cash flows from financing activities:
Payment of senior debt	(1,307)	(1,293)
Payment of other debt	(749)	(584)
Repurchase of Preferred B Shares	(321)	(2,748)
Proceeds from the exercise of stock options	-	128
Proceeds from other debt	278	679
Net cash used in financing activities	(2,099)	(3,818)
Net change in cash and restricted cash	(1,171)	520
Cash and restricted cash, beginning	6,064	3,472
Cash and restricted cash, ending	$4,893	$3,992

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash interest paid	$1,668	$1,285
Supplemental disclosure of non-cash activities:
Vendor-financed insurance	225	614
Preferred stock dividends paid in common stock	—	603
Issuance of Series D Preferred Shares	—	4,691
Common shares issued for merger	—	3,158

See accompanying notes to unaudited consolidated financial statements.

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2026

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

The Company currently operates across six states, with the majority of its facilities located in the Southeastern United States. The Company has four reportable segments: (i) Healthcare Services, which consists of the operation of skilled nursing and senior housing communities; (ii) Pharmacy Services, which consists of retail and institutional pharmacy services and durable medical equipment; (iii) Real Estate Services, which consists of the leasing and subleasing of healthcare properties to third-party tenants; and (iv) Corporate, consists of general and administrative expenses, These segments reflect the Company’s evolution from a healthcare landlord into a more diversified owner-operator with both real estate and operating capabilities.

As of September 30, 2026, the Company’s common stock, Series A Redeemable Preferred Stock, 12.5% Series B Cumulative Redeemable Preferred Shares, and Series D 8% Cumulative Convertible Redeemable Participating Preferred Shares were quoted on the OTCQB under the symbols “RHEP,” “RHEPA,” “RHEPB,” and “RHEPZ,” respectively.

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

Revenue Recognition and Allowance for Credit Losses

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, and ASC Topic 842, Leases, as applicable to the nature of the underlying revenue-generating activity. Revenue is recognized in an amount that reflects the consideration the Company expects to receive in exchange for goods or services transferred to customers or, in the case of lease arrangements, in accordance with the terms of the applicable lease agreements. The Company’s revenues are derived primarily from (i) patient care and other healthcare services provided through its Healthcare Services segment, (ii) pharmacy goods and services and durable medical equipment provided through its Pharmacy Services segment, and (iii) rental income from healthcare properties leased to third-party operators through its Real Estate Services segment. For revenue recognized under Topic 606, the Company evaluates the collectability of receivables and records allowances for credit losses and other valuation adjustments in accordance with ASC Topic 326, Financial Instruments—Credit Losses.

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

Rental Revenue. Revenue from the Real Estate Services segment is recognized in accordance with ASC Topic 842, Leases. The Company’s triple-net leases generally provide for fixed rental payments and may include periodic and determinable increases in rent. Rental revenue is recognized on a straight-line basis over the non-cancelable lease term when collectability of substantially all lease payments is probable. The recognition of rental income on a straight-line basis may result in revenues recognized in advance of contractual cash receipts, creating straight-line rent receivables that are included in other assets on the consolidated balance sheets. If collectability of lease payments is no longer considered probable, the Company ceases recognition of rental income on a straight-line basis, limits future rental revenue recognition to cash received, and writes off or reserves against any existing straight-line rent receivables or other related balances, as appropriate.

Receivables and Allowance for Credit Losses. The Company measures financial assets carried at amortized cost, including trade accounts receivable, tenant receivables, straight-line rent receivables, and certain other financing-related receivables, at the net amount expected to be collected in accordance with ASC Topics 326 and 842.

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

Activity in the allowance for credit losses in the Pharmacy segment for the periods presented included the following:

Pharmacy
(Amounts in 000’s)
December 31, 2025 balance	$255
Concession allowances expense	64
Write offs	(11)
September 30, 2026 balance	$308

Activity in the allowance for credit losses in the Real Estate Services segment for the periods presented included the following:

Real Estate
(Amounts in 000’s)
December 31, 2025 balance	$71
Credit loss expense	13
Write offs	(13)
September 30, 2026 balance	$71

Activity in the allowance for credit losses in the Healthcare segment for periods presented included the following:

Healthcare
(Amounts in 000’s)
December 31, 2025 balance	$401
Credit loss expense	594
Write offs	(118)
September 30, 2026 balance	$877

The following table presents the Company's Accounts receivable, net of allowance for the periods presented:

(Amounts in 000’s)	September 30, 2026	December 31, 2025
Gross receivables
Pharmacy Services	$3,496	$3,024
Real Estate Services	683	679
Healthcare Services	7,720	5,049
Subtotal	11,899	8,752
Allowance
Pharmacy Services	(308)	(255)
Real Estate Services	(71)	(71)
Healthcare Services	(877)	(401)
Subtotal	(1,256)	(727)
Accounts receivable, net of allowance	$10,643	$8,025

Inventory

As of September 30, 2026 and December 31, 2025, the Company had approximately $1.5 million and $1.4 million, respectively, in inventory of the Pharmacy Services segment. Inventory consists of pharmacy supplies, which are stated at the lower of cost (standard cost method), or net realizable value. Use of this method does not result in a material difference from the methods required by GAAP.

Prepaid Expenses and Other

As of September 30, 2026 and December 31, 2025, the Company had approximately $1.4 million and $1.6 million, respectively, in prepaid expenses and other, which primarily relate to insurance for the facilities we operate, directors’ and officers’ insurance, and mortgage insurance premiums.

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

The Company evaluates outstanding notes receivable for expected credit losses at each reporting date. In estimating expected credit losses, management considers a variety of factors, including, but not limited to, payment history and current payment status, the financial condition and ability of the customer to repay, collateral or other credit enhancements, historical loss experience, and current and expected economic conditions, as applicable. We may establish reserves, accept modified payment terms, or book direct write-offs for any estimated credit loss with generally corresponding charge to credit loss expense in our Consolidated Statements of Operations and Comprehensive Loss. Subsequent changes in our estimate of credit losses may result in a corresponding increase or decrease to the credit loss expense in our Consolidated Statements of Operations and Comprehensive Loss.

Based on its evaluation as of September 30, 2026, management concluded that no allowance for expected credit losses on notes receivable was necessary, as all outstanding balances were considered collectible. Accordingly, no allowance for credit losses has been recorded related to notes receivable. The Company will continue to monitor the collectability of these balances each reporting period and will record an allowance for expected credit losses if warranted by changes in facts and circumstances.

Assets Held for Sale and Discontinued Operations

The Company may decide to sell properties that are held for use. The Company records these properties as assets held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Assets classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell, an impairment expense is recognized. The Company estimates fair value, less estimated closing costs, based on similar real estate sales transactions. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 and 3 inputs. Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See Note 6 – Assets Held for Sale for additional details on assets held for sale as of September 30, 2026 and December 31, 2025. Any debt related to assets held for sale or sold during the period are classified as debt related to assets held for sale for the current and prior periods presented in the accompanying consolidated financial statements.

Assets held for sale are presented as discontinued operations in all periods presented if the disposition represents a strategic shift that has, or will have, a major effect on the Company's financial position or results of operations. This includes the net gain (or loss) upon disposal of property held for sale, the property's operating results, depreciation and interest expense.

Accounts Payable

The following table presents the Company's Accounts payable for the periods presented:

(Amounts in 000’s)	September 30, 2026	December 31, 2025
Accounts payable
Pharmacy Services	$1,542	$956
Real Estate Services	1,186	615
Healthcare Services	5,091	5,415
Total Accounts payable	$7,819	$6,986

Other Liabilities

As of September 30, 2026 and December 31, 2025, the Company had approximately $2.0 million and $0.9 million, respectively in short-term other liabilities, which mainly represent short-term operating lease obligations.

As of September 30, 2026 and December 31, 2025, the Company had approximately $1.5 million and $1.6 million, respectively in long-term other liabilities, consisting of security lease deposits and sublease improvement funds.

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or finance lease. As of September 30, 2026, the Company's leased facility is accounted for as an operating lease. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

The Company assesses any new contracts or modification of contracts in accordance with ASC 842, Leases, to determine the existence of a lease and its classification. We are reporting revenues and expenses for real estate taxes and insurance where the lessee has not made those payments directly to a third party in accordance with their respective leases with us.

Insurance

The Company maintains insurance for professional and general liability claims for its Healthcare Services segment and Pharmacy segments and maintains coverage amounts that are required by its mortgage lenders. The Company elects to maintain a high deductible policy for workers' compensation. In addition, the Company maintains certain other insurance programs, including commercial general liability, property, casualty, directors’ and officers’ liability, crime, and employment practices liability.

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

Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

(Share amounts in 000’s)	September 30, 2026	September 30, 2025
Restricted stock units - employee	135	—
Stock options - employee	135	—
Stock options - non employee	15	—
Total anti-dilutive securities	285	—

For further information regarding the Company's Equity Plans, see Note 12 - Stock Based Compensation.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which aims to: (i) specify form and content choices for interim financial statements and accompanying notes; (ii) add a comprehensive list of required disclosures from numerous Codification Topics to Topic 270; and (iii) introduce a disclosure principle requiring events since the end of the previous annual reporting period to be disclosed if they materially affect the entity. ASU 2025-11 is effective for interim periods in fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that ASU 2025-11 will have on its consolidated financial statement disclosures.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company's financial statements.

NOTE 2. LIQUIDITY

Overview

The Company’s liquidity profile is influenced by the operating performance and working capital needs of its Healthcare Services and Pharmacy Services segments, as well as rent collections, tenant performance and refinancing activity within its Real Estate Services segment. In 2025, the expansion of operated facilities increased the Company’s use of working capital, particularly accounts receivable, payroll-related expenditures and other operating costs, while the Real Estate Services segment continued to provide rental income and asset sale proceeds. As of September 30, 2026, the Company held approximately $1.7 million in unrestricted cash and $10.6 million in net accounts receivable, primarily comprised of Healthcare Services and Pharmacy Services patient accounts receivable.

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

Short-term Liquidity

Management expects that the Company’s short-term liquidity requirements over the twelve months following the issuance of these unaudited condensed consolidated financial statements will be funded primarily through collections of patient and rent accounts receivable, refinancing activity, including refinancing related to the Southland facility, additional debt borrowings and proceeds from the sale of assets classified as held for sale. The Company has committed to a plan to sell assets classified as held for sale to generate additional liquidity in support of operations and potential investment opportunities. See Note 6 – Assets Held for Sale.

During the nine months ended September 30, 2026, the Company generated $2.5 million of cash in operating activities. Operating cash flows were primarily affected by working capital investments associated with the assumption of operations at Autumn Breeze, which was partially offset by non-cash adjustments. Management continues to focus on collections of aged patient receivables and on stabilizing the operating performance of the Company’s Healthcare Services and Pharmacy Services segments. The Company’s short-term liquidity continues to be affected by the transition of certain facilities from leased to operated status, which has increased working capital requirements, including payroll, supplies and patient receivables.

The Company’s future short-term liquidity will also depend on the financial performance of the Company’s leased facilities and the facilities managed by CJM Advisors, including Autumn Breeze, Georgetown, Glenvue, Mountain Trace, Southland and Sumter, as well as the performance of the Pharmacy Services business. In addition, the Real Estate Services segment consists of leases to one operator. Aspire Regional Partners, through a group of affiliated tenants, leases five facilities. The Company therefore depends on tenants affiliated with Aspire for all of its rent revenues, and there can be no assurance that such tenants will have sufficient assets, income or access to financing to enable them to make rental payments or otherwise satisfy their lease obligations.

Long-term Liquidity

Management expects that the Company’s long-term liquidity needs will be funded primarily from cash generated in the ordinary course of business and, as needed, from the sale of securities. The Company’s ability to generate cash from operations on a long-term basis will depend on the operating performance of its Healthcare Services, Pharmacy Services and Real Estate Services segments, including occupancy, reimbursement levels, labor costs, pharmacy reimbursement collections, rent collections and overall operating margins.

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

Debt

As of September 30, 2026, the Company had $42.2 million in indebtedness, net of $0.8 million deferred financing costs and unamortized discounts. The Company anticipates net principal repayments of approximately $7.9 million during the next twelve-month period, approximately $4.0 million of routine debt service amortization, $0.2 million payment of bond debt, and $3.7 million of Southland's maturing debt.

Debt Covenant Compliance

At September 30, 2026, the Company was in compliance with the various financial and administrative covenants related to all of the Company's credit facilities, except with respect to the Southland-related USDA and SBA notes that are subject to the forbearance arrangements. Management continues to monitor compliance closely and evaluate refinancing and other liquidity alternatives.

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

NOTE 3. BUSINESS COMBINATION

On August 14, 2025, the Company completed its merger with SunLink Health Systems, Inc. (“SunLink”), pursuant to which SunLink merged with and into the Company, with the Company continuing as the surviving corporation. The merger was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), with the Company identified as both the legal acquirer and the accounting acquirer. Upon completion of the merger, SunLink ceased to exist as a separate legal entity.

Purchase Price Allocation

The unaudited consolidated financial information reflects a gain on bargain purchase because the estimated fair value of the identifiable net assets acquired exceeds the estimated purchase price consideration.

At the closing, 1,595,400 Shares of Regional Health common stock and 1,405,609 Regional Series D preferred stock were converted and issued. The Regional Health common stock at the merger was valued at the closing trading on the closing date. The new Regional Health Series D preferred stock was valued by an independent valuation firm. The total value of the Regional equity exchanged for the SunLink shares, were based on the following shares (in thousands, except share amounts):

Share type Shares Price per share Total

Common 1,595,400 $1.98 $3,159

Preferred D 1,405,609 $3.34 $4,691

Total consideration transferred to SunLink holders $7,850

For the three and nine months ended September 30, 2025, a gain on bargain purchase of $5,311 thousand was recognized for the merger because the fair value of identifiable net assets exceeded the purchase price consideration. A summary of the fair value consideration transferred for the Merger and the preliminary allocation to the fair value of the assets and liabilities of SunLink follows:

(Amounts in 000’s)
September 30, 2025
Regional common stock issued to SunLink shareholders	$3,159
Regional Series D preferred stock issued to SunLink shareholders	4,691
Fair value of consideration transferred	7,850
Property and equipment, net	3,159
Cash	5,975
Receivables, net	2,853
Prepaids and other assets	874
Inventory	1,402
Intangible assets	2,010
ROU operating lease assets	593
Estimated fair value of total assets acquired	16,866
Accounts Payable	1,032
Operating lease obligation	594
Accrued expenses and other liabilities	2,079
Fair value of total	3,705
Fair value of net assets acquired	13,161
Loss (gain) on bargain purchase	$(5,311)

The above preliminary purchase price allocation was based on an evaluation of the appropriate fair values and represented management's best estimate on the available data at that time. Changes within the measurement period resulting from facts and circumstances that existed as of the acquisition date resulted in retrospective adjustments to the provisional amounts recorded at the acquisition date.

Acquisition-related costs (included in other expense in the Company's Consolidated Statements of Operations and comprehensive income (loss)) were $584 thousand and $1,201 thousand for the three and nine months periods ended September 30, 2025, respectively.

For the three and nine months ended September 30, 2026, the company recorded a purchase price adjustment of $78 thousand, related to prepaid expenses.

For further details regarding the Company's merger with SunLink, see Note 3 - Business Combination in Part I, Item 1, Financial Statements and Supplementary Data, included in the Annual Report.

NOTE 4. CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	September 30, 2026	December 31, 2025
Cash	$1,651	$3,013
Restricted cash:
Cash collateral	118	61
HUD and other replacement reserves	1,983	1,463
Escrow deposits	824	1,210
Restricted cash for debt obligations	317	317
Total restricted cash	3,242	3,051
Total cash and restricted cash	$4,893	$6,064

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

NOTE 5. PROPERTY AND EQUIPMENT

The following table sets forth the Company's property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	September 30, 2026	December 31, 2025
Buildings and improvements	5-40	$51,354	$51,069
Equipment and computer related	2-10	5,296	4,354
Land	—	2,343	2,330
Property and equipment		58,993	57,753
Less: accumulated depreciation		(23,968)	(21,948)
Property and equipment, net		$35,025	$35,805

The following table summarizes total depreciation and amortization expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2026	2025	2026	2025
Depreciation	$671	$454	$1,924	$1,073
Amortization	114	93	340	278
Total depreciation and amortization expense	$785	$547	$2,264	$1,351

NOTE 6. ASSETS HELD FOR SALE

During the three months ended September 30, 2026, the Company reassessed the fair value less costs to sell of Meadowood in accordance with ASC 360. On October 27, 2026, the Company received a nonbinding letter of intent from a prospective purchaser proposing a purchase price of approximately $4.0 million for the property and related operating business. Management evaluated the letter of intent under ASC 855 and concluded that it provided additional evidence of conditions existing as of September 30, 2026. The valuation assumptions were based on the three-level hierarchy for fair value measurement and represent Level 2 inputs.

Based on the anticipated purchase price of approximately $4.0 million, less estimated selling costs of $0.2 million, the Company determined fair value less costs to sell of approximately $3.8 million. Accordingly, the Company recognized an impairment loss of approximately $0.5 million during the three and nine months ended September 30, 2026. The impairment loss is included in operating expenses in the accompanying condensed consolidated statements of operations.

The following table sets forth the Company's assets held for sale by asset description:

(Amounts in 000's)	Lives (Years)	September 30, 2026	December 31, 2025
Buildings and improvements	5 - 40	$5,281	$5,218
Equipment and computer related	2 - 10	459	459
Land	—	100	100
		5,840	5,777
Less: accumulated depreciation and amortization		(1,570)	(1,570)
Less: impairment loss on assets held for sale		(459)	—
Assets held for sale, net		$3,811	$4,207

The following table sets for the Company's assets held for sale by facility:

(Amounts in 000's)	September 30, 2026	December 31, 2025
Meadowood	3,811	4,207
Assets held for sale, net	$3,811	$4,207

NOTE 7. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and Goodwill consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment)(1)	Bed Licenses - Separable (2)	Lease Rights	Pharmacy Intangibles	Total	Pharmacy Intangibles - Trade Name (2)	Goodwill (2)
Balances, December 31, 2025
Gross	$11,796	$2,471	$176	$1,430	$15,873	$740	$1,585
Accumulated amortization	(4,880)	—	(124)	(33)	(5,037)	—	—
Net carrying amount	$6,916	$2,471	$52	$1,397	$10,836	$740	$1,585

Balances, September 30, 2026
Gross	$11,796	$2,471	$176	$1,430	$15,873	$740	$1,585
Accumulated amortization	(5,144)	—	(137)	(96)	(5,377)	—	—
Net carrying amount	$6,652	$2,471	$39	$1,334	$10,496	$740	$1,585
(1)
Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 5 – Property and Equipment).
(2)
The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses, trade names, and goodwill.

The following table summarizes amortization expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2026	2025	2026	2025
Bed licenses	$88	$89	$264	$265
Lease rights	4	4	13	13
Pharmacy Intangibles	22	—	63	—
Total amortization expense	$114	$93	$340	$278

Expected amortization expense for the years ending December 31, for all definite-lived intangibles, for the remaining three months ending December 31, 2026 and each of the next four years and thereafter is as follows:

(Amounts in 000’s)	Pharmacy Intangibles	Bed Licenses	Lease Rights
For the remaining three months ending December 31, 2026	$22	$88	$4
2027	88	352	18
2028	88	352	17
2029	88	352	—
2030	88	352	—
Thereafter	960	5,156	—
Total expected amortization expense	$1,334	$6,652	$39

NOTE 8. LEASES

Operating Leases

As of September 30, 2026 and December 31, 2025, the Company leases one Skilled Nursing Facility ("SNF") in Covington, Ohio under a non-cancelable lease, which has rent escalation clauses and provisions for payments of real estate taxes, insurance, and maintenance costs. The remaining lease term for the Covington facility is approximately 2.3 years as of September 30, 2026. The Company subleases the Covington facility to a third party.

The Company subleases certain office space located in Atlanta, Georgia, which will expire on July 31, 2027.

The Pharmacy Segment business assets at the Merger included $593 thousand of Right of Use assets, consisting primarily of four non-cancellable property leases with expiration dates ranging from July 2027 to March 2031 and office equipment leases. As of September 30, 2026, the Company's total Right of Use asset balance was $2.8 million and is a part of the Company's Other assets balance of $3.5 million. As of December 31, 2025, the Company's total Right of Use asset balance was $2.9 million and is a part of the Company's Other assets balance of $3.8 million.

As of September 30, 2026, the Company is in compliance with all operating lease financial covenants.

Future Minimum Lease Payments

Future minimum lease payments for the twelve months ending December 31, for the remaining three months ending December 31, 2026 and each of the next four years and thereafter is as follows:

(Amounts in 000’s)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
For the remaining three months ending December 31, 2026	$283	$(42)	$241
2027	1,076	(124)	952
2028	998	(66)	932
2029	546	(17)	529
2030	313	(5)	308
Thereafter	65	(1)	64
Total	$3,281	$(255)	$3,026
(1)
Weighted average discount rate 7.98% and weighted average remaining term 3 years.

Facilities Leased or Subleased by the Company

On February 1, 2026, the Company terminated the lease with C-Ross for the Autumn Breeze facility. We have subsequently entered into a management agreement with CJM Advisors to provide day-to-day management services.

As of September 30, 2026, five facilities (four owned by Regional and one leased to Regional) are leased or subleased on a triple net basis, meaning that the lessee (i.e., the third-party operator of the property, or the Company with respect to the operated facilities) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. As of September 30, 2026, all facilities are operated by Aspire Regional Partners.

Future Minimum Lease Receivables

Future minimum lease receivables for the twelve months ending December 31, for the remaining three months ending December 31, 2026 and each of the next four years and thereafter is as follows:

(Amounts in 000’s)	Lease Receivables
For the remaining three months ending December 31, 2026	$787
2027	3,167
2028	2,924
2029	—
2030	—
Thereafter	—
Total	$6,878

For further details regarding the Company's leased and subleased facilities to third-party operators, including a full summary of the Company's leases to third-parties and which comprise the future minimum lease receivables of the Company, see Note 8 - Leases and Leasing Transactions in Part I, Item 1, Financial Statements and Supplementary Data, included in the Annual Report.

NOTE 9. ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	September 30, 2026	December 31, 2025
Accrued employee benefits and payroll-related	$2,181	$1,637
Real estate and other taxes	6,622	5,032
Accrued interest	176	189
Other accrued expenses (1)	813	1,030
Total accrued expenses	$9,792	$7,888

(1) As of September 30, 2026 and December 31, 2025, the remaining escheatment liabilities for discontinued operations are $0.3 million and are included in other accrued expenses.

NOTE 10. NOTES PAYABLE AND OTHER DEBT

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

Notes payable and other debt consists of the following:

(Amounts in 000’s)	September 30, 2026	December 31, 2025
Senior debt—guaranteed by HUD	$26,612	$27,281
Senior debt—guaranteed by USDA (1)	6,276	6,575
Senior debt—guaranteed by SBA(2)	487	509
Senior debt—bonds	5,638	5,811
Senior debt—other mortgage indebtedness	3,027	2,979
Other debt	927	805
Subtotal	42,967	43,960
Deferred financing costs	(680)	(706)
Unamortized discount on bonds	(96)	(101)
Notes payable and other debt	$42,191	$43,153
(1)
U.S. Department of Agriculture (USDA)
(2)
U.S. Small Business Administration (SBA)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		September 30, 2026	December 31, 2025
Senior debt - guaranteed by HUD (2)
The Pavilion Care Center	Newpoint Capital	12/01/2039	Fixed	3.97%	$697	$727
Hearth and Care of Greenfield	Newpoint Capital	08/01/2050	Fixed	3.97%	1,792	1,825
Woodland Manor	Newpoint Capital	11/01/2052	Fixed	3.97%	4,629	4,703
Glenvue	Newpoint Capital	10/01/2044	Fixed	3.75%	6,427	6,611
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	5,593	5,751
Georgetown	Newpoint Capital	10/01/2046	Fixed	2.98%	2,847	2,923
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	4,627	4,741
Total					$26,612	$27,281
Senior debt - guaranteed by USDA (3)
Mountain Trace	Community B&T	12/24/2036	Prime + 1.75%	8.75%	3,050	3,193
Southland	Cadence Bank, NA	07/27/2036	Prime + 1.50%	8.50%	3,226	3,382
Total					$6,276	$6,575
Senior debt - guaranteed by SBA
Southland(4)	Cadence Bank, NA	07/27/2036	Prime + 2.25%	9.25%	487	509
Total					$487	$509

(1)
Represents interest rates as of September 30, 2026 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which are approximately 0.16% per annum.

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
(4)
For one SNF, commonly known as Southland, the Company has a term loan with a financial institution, which is insured 75% by the SBA.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		September 30, 2026	December 31, 2025
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$5,638	$5,811
(1)
Represents cash interest rates as of September 30, 2026. The rates exclude amortization of deferred financing of approximately 0.10% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (1)		September 30, 2026	December 31, 2025
Senior debt - other mortgage indebtedness
Meadowood (2)	Exchange Bank of Alabama	10/01/2026	Fixed	4.50%	$2,844	$2,979
Meadowood - Line of Credit	Exchange Bank of Alabama	02/15/2027	Fixed	6.75%	183	—
Total					$3,027	$2,979
(1)
Represents cash interest rates as of September 30, 2026 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of 0.34% per annum.
(2)
The Meadowood Credit Facility is secured by the Meadowood Facility, which is guaranteed by Regional Health Properties, Inc. (See Note 15. Subsequent Events)

(Amounts in 000’s)
Lender	Maturity	Interest Rate		September 30, 2026	December 31, 2025
Other debt
First Insurance Funding (1)	09/15/2027	Fixed	10.95%	$179	$254
AFCO Insurance	08/09/2026	Fixed	9.50%	—	34
Cavalier Senior Living	11/15/2026	Fixed	6.00%	7	22
First Horizon Bank	02/24/2031	Fixed	7.25%	246	—
Key Bank (2)	08/25/2030	Fixed	0.00%	495	495
Total				$927	$805
(1)
Annual Insurance financing primarily for the Company's directors and officers insurance.

(2)
On December 30, 2022, Key Bank and the Company extended the maturity date from August 25, 2025 to August 25, 2030.

Debt Covenant Compliance

As of September 30, 2026, the Company had 17 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum earnings before interest, taxes, depreciation, and amortization or earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements, whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

As of September 30, 2026, the Company was in compliance with the various financial and administrative covenants related to all of the Company’s credit facilities, except with respect to the Southland-related USDA and SBA notes that are subject to the forbearance arrangements.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of September 30, 2026 for the remaining three months ending December 31, 2026 and each of the next four years and thereafter.

For the Twelve Months Ended December 31,		(Amounts in 000’s)
For the remaining three months ending December 31, 2026	*	$7,068
2027		1,423
2028		1,428
2029		1,506
2030		2,067
Thereafter		29,475
Subtotal		$42,967
Less: unamortized discounts		(96)
Less: deferred financing costs, net		(680)
Total notes and other debt		$42,191

* Includes amounts previously due from Meadowood that were subsequently refinanced. (See Note 15. Subsequent Events.)

NOTE 11. COMMON AND PREFERRED STOCK

Common Stock

As of September 30, 2026, the Company had 55,000,000 shares of Common Stock authorized and 3,935,557 shares issued and 3,924,677 shares outstanding. There were no dividends declared or paid on the common stock during the three and nine months ended September 30, 2026 and 2025.

Preferred Stock

As of September 30, 2026, the Company had 5,000,000 shares of Preferred Stock authorized and 3,655,721 shares issued and outstanding.

Series A Preferred Stock

As of September 30, 2026, the Company had 560,000 shares of Series A Preferred Stock issued and outstanding. There were no dividends declared or paid on the Series A Preferred Stock for the three and nine months ended September 30, 2026 and 2025.

Series B Preferred Stock

During the nine months ended September 30, 2026, the Company purchased 51,061 shares of its Series B Preferred Stock for a cost of $321 thousand under the Company's Stock Repurchase Plan authorized on November 25, 2025.

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

As of September 30, 2026, the Company had 1,690,112 shares of Series B Preferred Stock issued and outstanding. Except for the dividends declared in January 2025, no other dividends were declared or paid on the Series B Preferred Stock for the three and nine months ended September 30, 2026 and 2025.

Series D Preferred Stock

As of September 30, 2026, the Company had 1,405,609 shares of Series D Preferred Stock issued and outstanding. No dividends were declared or paid on the Series D Preferred Stock for the three and nine months ended September 30, 2026.

See Note 12 – Common and Preferred Stock in Part II, Item 8, Financial Statements and Supplementary Data, included in the Annual Report for more information on our stock.

NOTE 12. STOCK BASED COMPENSATION

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

Stock Incentive Plans

As of September 30, 2026, the number of securities remaining available for future issuance under the Company's A&R Plan is 351,000.

For the three and nine months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2026	2025	2026	2025
Employee compensation:
Restricted stock awards	$47	$124	$136	$171
Restricted stock units	20	—	52	—
Stock options	18	—	46	—
Total employee stock-based compensation expense	85	124	234	171
Non-employee compensation:
Board stock options	—	—	20	—
Total non-employee stock-based compensation expense	—	—	20	—
Total stock-based compensation expense, net of forfeitures	$85	$124	$254	$171

Restricted Stock Awards

The following table summarizes the Company's restricted stock awards ("RSAs") activity for the nine months ended September 30, 2026:

	Number of Shares (000's)	Weighted Avg. Grant Date (per Share) Fair Value
Unvested, December 31, 2025	185	$2.40
Vested	(94)	$2.50
Forfeited	(10)	$2.18
Unvested, September 30, 2026	81	$2.32

No RSAs were granted for the nine months ended September 30, 2026. The remaining unvested shares at September 30, 2026 will vest over the next 0.8 year with $145 thousand in compensation expense recognized over this period.

Restricted Stock Units

The following table summarizes the Company's restricted stock units ("RSUs") activity for the nine months ended September 30, 2026:

	Number of Shares (000's)	Weighted Avg. Grant Date (per Share) Fair Value
Unvested, December 31, 2025	—	$—
Granted	135	$1.29
Unvested, September 30, 2026	135	$1.29

For the nine months ended September 30, 2026, RSU awards with respect to 135,000 shares of common stock were granted under the A&R Plan, which will vest in two equal annual installments beginning on their first anniversary date. The remaining unvested shares at September 30, 2026 will vest over the next 1.7 years with $123 thousand in compensation expense recognized over this period.

Common Stock Options

The following summarizes the Company's employee stock option activity for the nine months ended September 30, 2026:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2025	—	$—	$—	—	$—
Granted	153	$1.29	$1.13	—
Forfeited	(3)	$1.30	$1.10	—	$—
Outstanding, September 30, 2026	150	$1.29	$1.13	9.4	$—
Vested and exercisable, September 30, 2026	15	$1.30	$1.10	9.3	$—
Vested and expected to vest, September 30, 2026	150	$1.29	$1.13	9.4	$—

For the nine months ended September 30, 2026, stock option awards with respect to 153,000 shares of common stock were granted under the A&R Plan. The remaining unvested shares at September 30, 2026 will vest over the next 1.7 years with $108 thousand in compensation expense recognized over this period.

The following summarizes the weighted average information on our stock option awards granted using the Black-Scholes option-pricing model inputs for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Dividend yield	—%	—%
Expected volatility	123.44%	—%
Risk-free interest rate	3.91%	—%
Expected term (in years)	5.7	—

The following summary information reflects stock options outstanding, vested, and related details as of September 30, 2026:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$1.29-$1.30	150	9.4	$1.29	15	9.3	$1.30

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

As of September 30, 2026, the Company’s facilities that are operated by the Company, leased or subleased to third-party operators, or otherwise managed by third parties were certified by the Centers for Medicare & Medicaid Services (“CMS”) and were operational. Because the Company operates through Healthcare Services, Pharmacy Services and Real Estate Services segments, regulatory exposure may arise directly from the Company’s operated businesses, indirectly through tenant and operator performance at leased facilities, or from legacy matters relating to prior periods of direct operations. Based on information currently available, the Company believes that it is in compliance in all material respects with applicable laws and regulations relating to its current operations, although there can be no assurance that governmental agencies will not reach different conclusions in the future.

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

Professional and General Liability Claims Covered by Insurance

As of September 30, 2026, the Company was a defendant in one professional and general liability action arising from care provided to a former patient at one of the Company's facilities. The complaint alleges, among other things, negligence, including alleged failures to provide adequate and competent staffing, and seeks unspecified actual, compensatory, and punitive damages for alleged injuries, pain and suffering, mental anguish, and malnutrition. The Company intends to vigorously defend this matter and believes that any losses, other than punitive damages, if awarded, would be covered by applicable insurance, subject to the terms, conditions, deductibles, and coverage limits of the applicable insurance policies. Punitive damages, if awarded, are not covered by the Company's insurance policies.

The Company evaluates this matter in accordance with ASC 450, Contingencies. Based on the information currently available, management has concluded that a loss is not probable; therefore, no liability has been accrued as of September 30, 2026. While an unfavorable outcome is reasonably possible, the Company is unable to estimate the amount or range of reasonably possible loss, if any, in excess of available insurance coverage due to the inherent uncertainties associated with litigation.

NOTE 14. SEGMENT RESULTS

The chief operating decision maker (“CODM”) is the President and Chief Executive Officer. The Company represents four reportable segments, based on how its CODM evaluates the business and allocates resources. The CODM assesses performance for the Company and decides how to allocate resources based on each segments Income (Loss) From Operations ("Operating Income"). The CODM uses Operating Income to evaluate the performance of each segment in deciding whether to reinvest profits into the segment. The CODM evaluates performance based on Operating Income, as noted in the table below. The Company reports segment information based on the "significant expense principle” defined in ASC 280, Segment Reporting along with other segment items, which is the difference between segment revenue and less segment expenses disclosed under the significant expense principle for each reported measure of segment profit or loss.

The Company has four primary reporting segments: (i) Corporate, which consists of general and administrative expenses, (ii) Real Estate Services, which consists of the leasing and subleasing of long-term care and senior living facilities to third-party tenants, (iii) Healthcare Services, which consists of the operation of the Autumn Breeze, Georgetown, Glenvue, Meadowood, Sumter, Southland, and Mountain Trace facilities and (iv) Pharmacy Service Segment, which consists of four operational areas, retail pharmacy products and services, institutional pharmacy services, which consists of specialty and non-specialty pharmaceutical and products to institutional clients or to patients in institutional settings, non-institutional pharmacy services consisting of the provision specialty and non-specialty pharmacy and biological products to clients or patients in non-institutional settings including private residential homes and durable medical equipment, consisting primarily of the sale and rental products for institutional clients or to patients and institutional settings and patient-administered home care.

The table below presents the results of operations for our reporting segments for the periods presented.

	Three Months Ended September 30,					Three Months Ended September 30,
	2026	2026	2026	2026	2026	2025	2025	2025	2025	2025
(Amounts in 000’s)	Corporate	Real Estate Services	Healthcare Services	Pharmacy Services	Total	Corporate	Real Estate Services	Healthcare Services	Pharmacy Services	Total
Revenues:
Patient care revenues	$—	$—	$14,714	$—	$14,714	$—	$—	$9,831	$—	$9,831
Rental revenues	—	785	—	13	798	—	1,303	—	—	1,303
Pharmacy revenues	—	—	—	9,502	9,502	—	—	—	4,004	4,004
Total revenues	—	785	14,714	9,515	25,014	—	1,303	9,831	4,004	15,138
Expenses:
Cost of goods sold	—	—	—	5,838	5,838	—	—	—	2,470	2,470
Patient care expense	—	—	11,035	—	11,035	—	—	8,168	471	8,639
Facility rent expense	—	149	—	99	248	—	149	6	42	197
Depreciation and amortization	—	319	108	358	785	—	322	85	140	547
General and administrative expense	874	123	2,401	3,172	6,570	755	234	1,779	945	3,713
Credit loss expense	—	—	210	—	210	—	—	166	—	166
Total expenses, excluding impairment	874	591	13,754	9,467	24,686	755	705	10,204	4,068	15,732
Impairment loss on assets held for sale	—	459	—	—	459	—	—	—	—	—
Income (loss) from operations	$(874)	$(265)	$960	$48	$(131)	$(755)	$598	$(373)	$(64)	$(594)

	Nine Months Ended September 30,					Nine Months Ended September 30,
	2026	2026	2026	2026	2026	2025	2025	2025	2025	2025
(Amounts in 000’s)	Corporate	Real Estate Services	Healthcare Services	Pharmacy Services	Total	Corporate	Real Estate Services	Healthcare Services	Pharmacy Services	Total
Revenues:
Patient care revenues	$—	—	$41,430	$—	$41,430	$—	$—	$24,247	$—	$24,247
Rental revenues	—	2,417	—	42	2,459	—	4,134	—	—	4,134
Pharmacy revenues	—	—	—	26,729	26,729	—	—	—	4,004	4,004
Total revenues	—	2,417	41,430	26,771	70,618	—	4,134	24,247	4,004	32,385
Expenses:
Cost of goods sold	—	—	—	16,419	16,419	—	—	—	2,470	2,470
Patient care expense	—	—	31,404	—	31,404	—	—	19,753	471	20,224
Facility rent expense	—	446	—	283	729	—	440	69	43	552
Depreciation and amortization	—	956	312	996	2,264	—	967	244	140	1,351
General and administrative expense	2,825	571	6,993	9,396	19,785	2,084	637	4,709	945	8,375
Loss on lease termination	—	—	—	—	—	—	303	—	—	303
Credit loss expense	—	13	594	—	607	—	199	437	—	636
Gain on operations transfer	—	—	—	—	—	—	—	(106)	—	(106)
Total expenses, excluding impairment	2,825	1,986	39,303	27,094	71,208	2,084	2,546	25,106	4,069	33,805
Impairment loss on assets held for sale	—	459	—	—	459	—	—	—	—	—
Income (loss) from operations	$(2,825)	$(28)	$2,127	$(323)	$(1,049)	$(2,084)	$1,588	$(859)	$(65)	$(1,420)

The CODM does not regularly review total assets for our reportable segments as total assets are not used to assess performance or allocate resources.

NOTE 15. SUBSEQUENT EVENTS

On October 1, 2026, the Company repurchased 4,000 shares of its Series B Preferred shares.

On October 1, 2026, Meadowood Property Holdings, LLC refinanced the existing mortgage with Exchange Bank of Alabama in the amount of $3,026,659. The mortgage shall bear interest at a rate of 6.99 percent and matures on October 5, 2031. Beginning on November 5, 2026, Meadowood Property Holdings, LLC shall make 59 principal and interest payments of $27,217 and 1 balloon payment of $2,371,674 at maturity.

On October 27, 2026, the Company received a nonbinding letter of intent from a prospective purchaser proposing to acquire the Meadowood property and related operating business for approximately $4.0 million. The Company intends to proceed with the proposed transaction and anticipates completing the sale before December 31, 2026, subject to execution of a definitive purchase agreement and customary closing conditions. The Company considered the proposed transaction in its September 30, 2026 impairment assessment, as further discussed in Note 6 — Assets Held for Sale.

In October 2026, the Company became aware of a motion for supplemental proceedings filed on October 2, 2026, in the Court of Common Pleas for Sumter County, South Carolina, relating to a judgment against a former third-party operator of a skilled nursing facility owned by a subsidiary of the Company. The motion seeks to hold the Company, certain subsidiaries, and certain current and former directors and officers, among others, jointly and severally liable for the $26.0 million default judgment (including $15.0 million in punitive damages, together with post-judgment interest) against the former third-party operator under veil-piercing, alter-ego, and related theories. The default judgment was entered against the former third-party operator, not against the Company or its subsidiaries. The Company intends to vigorously defend the matter. At this preliminary stage, the ultimate outcome cannot be determined, and the Company is unable to reasonably estimate the amount or range of any potential loss.

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. There were no other material subsequent events to September 30, 2026.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. The Company's actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including the Company's critical accounting policies and risks and uncertainties related to, but not limited to, the operating results of the Company's tenants, the overall industry environment, and the Company's financial condition. These and other risks and uncertainties are described in more detail in the Annual Report and in Part II, Item 1A "Risk Factors" of this Quarterly Report, as well as other reports that the Company files with the SEC.

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

As of September 30, 2026 the Company had investments of approximately $60.6 million in healthcare real estate, operated or leased a portfolio consisting primarily of skilled nursing facilities and senior housing communities located in five states, and operates a pharmacy business located in Louisiana, which was acquired following the SunLink merger completed on August 14, 2025.

The Company operates through four reportable segments: Corporate, Healthcare Services, Pharmacy Services and Real Estate Services. The Healthcare Services segment includes the direct operation of skilled nursing and senior housing communities that provide a range of healthcare and residential services, including sub-acute and post-acute skilled nursing care, intermediate nursing care, rehabilitative therapy, memory care, Alzheimer’s and dementia care, and senior living services. The Pharmacy Services segment includes retail pharmacy products and services, institutional pharmacy services and durable medical equipment. The Real Estate Services segment consists of investments in skilled nursing and senior housing properties that are leased or subleased to third-party operators under triple-net lease arrangements. These segments reflect the Company’s evolution from a healthcare landlord into a more diversified healthcare company with both real estate and operating capabilities.

The comparability of the Company’s results for the three months ended September 30, 2026 and 2025 is affected by the SunLink merger, which added the Pharmacy Services segment beginning on August 14, 2025. In addition, one facility that was included in the Real Estate Services segment in 2025 transitioned to the Healthcare Services segment on February 1, 2026. As a result, year-over-year comparisons reflect not only changes in operating performance, but also a meaningful change in segment composition. These changes resulted in increased patient care revenues and patient care expenses in Healthcare Services, the addition of pharmacy revenues and related cost of goods sold in Pharmacy Services, and lower rental revenues in Real Estate because one property is no longer operated under a lease structure. Accordingly, the Company’s consolidated and segment results for the three and nine months ended September 30, 2026 are not directly comparable to the prior-year period.

The Company funds its business and its four reportable segments primarily through operating cash flow, collections of patient, pharmacy and rent receivables, mortgage and other debt financing, asset sales and, when available, proceeds from the sale of securities.

Key Segment Operating Metrics

Management evaluates the performance of the Company’s business using selected operating and financial metrics that management believes are most relevant to each of the Company's four reportable segments.

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

Real Estate Services

The most important operating metrics for the Real Estate Services segment are rent collections, tenant credit quality, lease performance, and portfolio optimization opportunities. Management believes these measures are the most relevant indicators of the segment’s recurring cash flow and asset value. Rent collections are a primary measure of current segment performance because rental income remains the principal source of revenue within the Real Estate Services segment. Management also monitors tenant credit quality and the financial performance of operators, as tenant distress or weak facility performance can affect rent collections, lease renewals and the recoverability of receivables. In addition, management evaluates lease restructurings, lease terminations and transition opportunities to determine whether a property is best held as a leased asset, transferred to another operator, or operated directly within the Healthcare Services segment. These evaluations are an important part of the Company’s broader portfolio optimization and owner-operator strategy.

Corporate

The most significant operating metric for the Corporate segment is general and administrative expenses, which primarily consist of corporate personnel costs, professional fees, insurance, information technology, and other administrative expenses. Management believes these costs are key indicators of corporate overhead and the Company's ability to efficiently support its operating segments.

Management monitors general and administrative expenses to evaluate spending trends, identify opportunities for cost efficiencies, and assess the overall level of corporate overhead relative to the Company's consolidated operations. Particular emphasis is placed on personnel costs, legal and accounting fees, insurance expenses, and other recurring corporate expenditures. Management also evaluates fluctuations in these expenses, including nonrecurring costs associated with acquisitions, financing activities, and other corporate initiatives, to assess their impact on the Company's consolidated operating results.

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

Segment Reporting

Management believes the most meaningful way to understand 2026 results is by reference to the Company’s four reportable segments together with the consolidated statement of operations and comprehensive earnings. Healthcare Services results reflect the direct operation of facilities, including the impact of taking back operations at certain properties during 2026. Pharmacy Services results reflect the contribution from the pharmacy business acquired in the SunLink merger. Real Estate results reflect rental income, credit loss expense and lease-related activity associated with facilities that remained leased or subleased to third-party operators. Corporate results primarily reflect general and administrative expenses, including corporate personnel costs, professional fees, insurance, information technology, and other administrative costs incurred to support the Company's consolidated operations.

At the consolidated level, patient care revenues, pharmacy revenues and patient care expense increased significantly in 2026 due primarily to the expanded Healthcare Services segment and the addition of Pharmacy Services, while rental revenues declined as certain facilities were transitioned out of the Real Estate Services segment and into operated status. Accordingly, line-item changes in the consolidated statement of operations and comprehensive loss should be evaluated in light of these changes in segment composition.

Real Estate Portfolio

As of September 30, 2026, we had investments of approximately $60.6 million in a portfolio of twelve healthcare facilities, consisting of eleven owned properties and one leased facility. Our owned properties consisted of nine skilled nursing facilities and two senior housing communities. Of the twelve facilities, five were leased or subleased to third-party operators under triple-net lease arrangements, and seven were managed on the Company’s behalf by two external managers. The Company’s leased facility is subleased to a third-party operator under a triple-net lease arrangement.

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

Portfolio

The following table provides summary information regarding the number of facilities and related licensed beds/units as of September 30, 2026:

Location	Owned Skilled Nursing Facilities	Leased Skilled Nursing Facilities	Owned Senior Housing Facilities	Total Properties
Alabama(a)	0	0	1	1
Georgia	3	0	0	3
North Carolina	1	0	0	1
Ohio(b)	3	1	1	5
South Carolina	2	0	0	2
	9	1	2	12

Location	Owned Skilled Nursing Beds/Units	Leased Skilled Nursing Beds/Units	Owned Senior Housing Beds/Units	Total Beds/Units
Alabama(a)	0	0	90	90
Georgia	395	0	0	395
North Carolina	106	0	0	106
Ohio(b)	185	75	95	355
South Carolina	180	0	0	180
	866	75	185	1,126

Location	Owned Skilled Nursing Investment	Leased Skilled Nursing Investment	Owned Senior Housing Investment	Total Investment
Alabama(a)	—	—	$5,839,228	$5,839,228
Georgia	21,706,392	—	—	21,706,392
North Carolina	7,459,064	—	—	7,459,064
Ohio(b)	8,446,216	84,265	6,716,420	15,246,901
South Carolina	10,395,337	—	—	10,395,337
	$48,007,009	$84,265	$12,555,648	$60,646,922

(a) Meadowood Retirement Village offers assisted living, memory care, and independent living.
(b) Eaglewood Village offers assisted living and Eaglewood Care Center offers skilled nursing.

The following table provides summary information regarding the number of facilities and related licensed beds/units by operator/manager affiliation as of September 30, 2026:

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

For a more discussion of the above information, see Note 8 – Leases to the consolidated financial statements included in Part I, Item 1 herein. Additionally, see "Portfolio of Healthcare Investments" included in Part I, Item 1 "Business" in the Annual Report.

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

Operating Metric	December 31, 2025	March 31, 2026	June 30, 2026	September 30, 2026
Occupancy (%)	73.2%	73.2%	74.9%	76.0%

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown as of December 31,:

		Licensed Beds		Annual Lease Revenue
	Number of Facilities	Count	Percent	Amount ($) '000's (1)	Percent (%)
2028	5	355	100.0%	2,839	100.0%
Total	5	355	100.0%	2,839	100.0%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in 000’s)	2026	2025	Percent Change	2026	2025	Percent Change
Revenues:
Patient care revenues	$14,714	$9,831	49.7%	$41,430	$24,247	70.9%
Rental revenues	798	1,303	(38.8)%	2,459	4,134	(40.5)%
Pharmacy revenues	9,502	4,004	137.3%	26,729	4,004	567.6%
Total revenues	25,014	15,138	65.2%	70,618	32,385	118.1%
Expenses:
Cost of goods sold	5,838	2,470	136.4%	16,419	2,470	564.7%
Patient care expense	11,035	8,639	27.7%	31,404	20,224	55.3%
Facility rent expense	248	197	25.9%	729	552	32.1%
Depreciation and amortization	785	547	43.5%	2,264	1,351	67.6%
General and administrative expense	6,570	3,713	76.9%	19,785	8,375	136.2%
Loss on lease termination	—	—	N/M	—	303	(100.0)%
Credit loss expense	210	166	26.5%	607	636	(4.6)%
Gain on operations transfer	—	—	N/M	—	(106)	(100.0)%
Total expenses, excluding impairment	24,686	15,732	56.9%	71,208	33,805	110.6%
Impairment loss on assets held for sale	459	—	100.0%	459	—	100.0%
Income (loss) from operations	(131)	(594)	(77.9)%	(1,049)	(1,420)	(26.1)%
Other (income) expense:
Interest expense, net	576	751	(23.3)%	1,665	2,019	(17.5)%
Gain on bargain purchase	78	(5,311)	(101.5)%	78	(5,311)	(101.5)%
Loss on disposal of fixed assets	11	—	100.0%	19	—	100.0%
Other (income) expense, net	83	584	(85.8)%	80	1,201	(93.3)%
Total other (income) expense, net	748	(3,976)	(118.8)%	1,842	(2,091)	(188.1)%
Net income (loss)	$(879)	$3,382	(126.0)%	$(2,891)	$671	(530.8)%

For the three and nine months ended September 30, 2026, total revenues increased to $25.0 million and $70.6 million, respectively, from $15.1 million and $32.4 million for the same prior-year periods, primarily due to the addition of Pharmacy Services revenues following the SunLink merger and increased Healthcare Services revenues from facilities transitioned to operated status. Total expenses also increased as the Company incurred the related cost of goods sold, patient care expenses and general and administrative expenses associated with the expanded operating platform. Net loss for the three and nine months ended September 30, 2026 was $0.9 million and $2.9 million, respectively, from the net income of $3.4 million and $0.7 million for the same prior-year periods, primarily from the gain on bargain purchase from the SunLink merger recorded on August 14, 2025.

Three Months Ended September 30, 2026 and 2025

Patient care revenues—Patient care revenues were $14.7 million for the three months ended September 30, 2026, compared to $9.8 million for the same period in 2025. The 49.7% increase is due to the transition of the Autumn Breeze, Georgetown, and Sumter facilities to the Healthcare Services segment and to a lesser extent an increase in census at our Glenvue facility.

Rental revenues—Rental revenue decreased by approximately $0.5 million to $0.8 million for the three months ended September 30, 2026, compared with $1.3 million for the same period in 2025. The 38.8% decrease is primarily due to transition of the Autumn Breeze, Georgetown and Sumter facilities to our Healthcare Services segment.

Pharmacy revenue— Pharmacy revenues were $9.5 million for the three months ended September 30, 2026, compared to $4.0 million for the same period in 2025. These revenues reflect the Pharmacy Services segment added in connection with the SunLink merger. For the three months ended September 30, 2025, the Pharmacy Revenue only represents revenue earned after the merger with SunLink on August 14, 2025.

Cost of goods sold—Cost of goods sold was $5.8 million for the three months ended September 30, 2026, compared to $2.5 million for the same period in 2025. These costs reflect the cost of pharmacy products sold or rented by the Pharmacy Services segment. For the three months ended September 30, 2025, the cost of goods sold only represents the associated costs on revenue earned after the merger with SunLink on August 14, 2025.

Patient care expense—Patient care expense was $11.0 million for the three months ended September 30, 2026 compared with $8.6 million for the same period in 2025. The current period expense increase of $2.4 million was primarily due to the transition of the Autumn Breeze, Georgetown, and Sumter facilities to the Healthcare Services segment and to a lesser extent an increase in census at our Glenvue facility.

Facility rent expense—Facility rent was $0.2 million for the three months ended September 30, 2026, which was generally consistent for the three months ended September 30, 2025.

Depreciation and amortization—Depreciation and amortization was $0.8 million for the three months ended September 30, 2026, compared to $0.5 million for the same period in 2025. The 43.5% increase was primarily due to depreciation on assets acquired in the SunLink acquisition.

General and administrative expenses—General and administrative expenses were $6.6 million for the three months ended September 30, 2026 compared with $3.7 million for the same period in 2025. The 76.9% increase was primarily due to the transition of the Autumn Breeze, Georgetown, Southland and Sumter facilities to the Healthcare Services segment and the addition of operations acquired in the SunLink merger.

	Three Months Ended September 30,
(Amounts in 000’s)	2026	2025	Percent Change
General and administrative expenses:
Corporate	$874	$755	15.8%
Real Estate Services	123	234	(47.4)%
Healthcare Services	2,401	1,779	35.0%
Pharmacy	3,172	945	235.7%
Total	$6,570	$3,713	76.9%

Loss on Lease Termination—There were no expenses related to lease terminations for the three months ended September 30, 2026 and for the same period in 2025.

Credit loss expenses—Credit loss expense was $0.2 million for the three months ended September 30, 2026 and $0.2 million for the same period in 2025. The loss primarily represents reserves taken against patient accounts receivable in the period.

Impairment loss on assets held for sale —During the three months ended September 30, 2026, the Company recognized a noncash impairment loss of approximately $0.5 million related to the Meadowood property, compared to no impairment loss in the prior-year period. The impairment was based on estimated fair value less costs to sell of approximately $3.8 million, as further discussed in Note 6 — Assets Held for Sale.

Loss (gain) on bargain purchase—During the three months ended September 30, 2026, the Company recognized a purchase price adjustment of $78 thousand associated with the SunLink merger. The gain on bargain purchase of $5.3 million for the three months ended September 30, 2025 resulted from the SunLink merger completed on August 14, 2025.

Nine Months Ended September 30, 2026 and 2025

Patient care revenues—Patient care revenues were $41.4 million for the nine months ended September 30, 2026, compared to $24.2 million for the same period in 2025. The 70.9% increase is due to the transition of the Autumn Breeze, Georgetown, and Sumter facilities to the Healthcare Services segment and to a lesser extent an increase in census at our Glenvue facility.

Rental revenues—Rental revenue decreased by $1.7 million to $2.5 million for the nine months ended September 30, 2026, compared with $4.1 million for the same period in 2025. The 40.5% decrease is primarily due to transition of the Autumn Breeze, Georgetown and Sumter facilities to our Healthcare Services segment.

Pharmacy revenue— Pharmacy revenues were $26.7 million for the nine months ended September 30, 2026, compared to $4.0 million for the same period in 2025. These revenues reflect the Pharmacy Services segment added in connection with the SunLink merger. For the nine months ended September 30, 2025, the Pharmacy Revenue only represents revenue earned after the merger with SunLink on August 14, 2025.

Cost of goods sold—Cost of goods sold was $16.4 million for the nine months ended September 30, 2026, compared to $2.5 million for the same period in 2025. These costs reflect the cost of pharmacy products sold or rented by the Pharmacy Services segment. For the nine months ended September 30, 2025, the cost of goods sold only represents the associated costs on revenue earned after the merger with SunLink on August 14, 2025.

Patient care expense—Patient care expense was $31.4 million for the nine months ended September 30, 2026 compared with $20.2 million for the same period in 2025. The current period expense increase of $11.2 million was primarily due to the transition of the Autumn Breeze, Georgetown, and Sumter facilities to the Healthcare Services segment and to a lesser extent an increase in census at our Glenvue facility.

Facility rent expense—Facility rent was $0.7 million for the nine months ended September 30, 2026, which was slightly higher when compared to the nine months ended September 30, 2025, primarily due to the leases acquired in the SunLink merger.

Depreciation and amortization—Depreciation and amortization was $2.3 million for the nine months ended September 30, 2026, compared to $1.4 million for the same period in 2025. The 67.6% increase was primarily due to depreciation on assets acquired in the SunLink acquisition.

General and administrative expenses—General and administrative expenses were $19.8 million for the nine months ended September 30, 2026, compared with $8.4 million for the same period in 2025. The 136.2% increase was primarily due to the transition of the Autumn Breeze, Georgetown, Southland and Sumter facilities to the Healthcare Services segment and the addition of operations acquired in the SunLink merger.

	Nine Months Ended September 30,
(Amounts in 000’s)	2026	2025	Percent Change
General and administrative expenses:
Corporate	$2,825	$2,084	35.6%
Real Estate Services	571	637	(10.4)%
Healthcare Services	6,993	4,709	48.5%
Pharmacy	9,396	945	894.3%
Total	$19,785	$8,375	136.2%

Loss on Lease Termination—There were no material expenses related to lease terminations for the nine months ended September 30, 2026, compared to $0.3 million for the same period in 2025, which related to the termination of the two leases to Oak Hollow Healthcare Management, and the losses consist of the write-offs of straight-line rent.

Credit loss expenses—Credit loss expense was $0.6 million for the nine months ended September 30, 2026, compared to $0.6 million for the same period in 2025. The loss primarily represents reserves taken against patient accounts receivable in the period.

Impairment loss on assets held for sale —During the nine months ended September 30, 2026, the Company recognized a noncash impairment loss of approximately $0.5 million related to Meadowood, compared to no impairment loss in the prior-year period. See Note 6 — Assets Held for Sale for additional information.

Gain on operations transfer—There was no gain on operations transfer for the nine months ended September 30, 2026, compared to $0.1 million for the same period in 2025. In March 2025, the Company took patient accounts receivable in lieu of the outstanding Rent Receivable owed by Oak Hollow Healthcare Management as part of the lease termination.

Loss (gain) on bargain purchase—During the nine months ended September 30, 2026, the Company recognized a purchase price adjustment of $78 thousand associated with the SunLink merger. The gain on bargain purchase of $5.3 million for the nine months ended September 30, 2025 resulted from the SunLink merger completed on August 14, 2025.

NON-GAAP Financial Measures

The following table summarizes the Company's non-GAAP financial measure of results based on EBITDA for the quarters ending September 30, 2026 and 2025. EBITDA attributable to the Company's financial measure represents net income (loss) before interest expense (including amortization of deferred financing costs), provision for income tax, and depreciation and amortization. Adjusted EBITDA represents EBITDA further adjusted to eliminate the impact of certain items that the Company does not consider indicative of core operating performance, such as recovery of previously reversed rent, amortization of stock-based compensation, lease termination revenue, gains or losses from dispositions of real estate, real estate impairment charges, provision for loan losses, non-routine transaction costs, loss on extinguishment of debt, unrealized loss on other real estate related investments and provision for credit losses and lease restructuring, as applicable.

REGIONAL HEALTH PROPERTIES, INC.
RECONCILIATION OF NET LOSS TO NON-GAAP FINANCIAL MEASURES
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(879)	$3,382	$(2,891)	$671
Depreciation and amortization	785	547	2,264	1,351
Interest expense, net	576	751	1,665	2,019
EBITDA	482	4,680	1,038	4,041
Amortization of employee stock compensation	85	124	254	171
Loss (gain) from bargain purchase	78	(5,311)	78	(5,311)
Loss on disposal of assets	11	—	19	—
Other (income) expense, net	—	584	—	1,201
One-time income adjustment - quality incentive program (1)	—	—	—	(196)
Tail insurance on legacy facilities	—	—	—	74
Impairment loss on assets held for sale	459	—	459	—
Other one-time costs	35	170	398	366
Adjusted EBITDA from operations	$1,150	$247	$2,246	$346
(1) Amounts represent adjustments needed for historical and estimated future amounts along with reconciling for timing differences.

Liquidity and Capital Resources

Overview

The Company’s liquidity profile is determined by the operating performance and working capital needs of the Healthcare Services and Pharmacy Services segments, as well as rent collections, tenant performance and refinancing activity within the Real Estate Services segment.

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

The Company continues to evaluate opportunities to monetize non-core assets as part of its capital allocation strategy. The Meadowood facility remained classified as held for sale as of September 30, 2026. During the quarter ended March 31, 2026, the Company engaged a new broker to expand its marketing efforts and facilitate negotiations with prospective purchasers.

On October 27, 2026, the Company received a nonbinding letter of intent from a prospective purchaser proposing to acquire the Meadowood property and related operating business for approximately $4.0 million. The Company anticipates completing the sale before December 31, 2026, subject to execution of a definitive purchase agreement, due diligence, financing, and customary closing conditions.

In connection with its assessment of the assets held for sale, the Company recognized a noncash impairment loss of approximately $0.5 million during the three months ended September 30, 2026, resulting in a carrying value of approximately $3.8 million. See Note 6 — Assets Held for Sale for additional information.

The timing of the sale and amount of net proceeds remain subject to completion of the transaction and repayment of related indebtedness. There can be no assurance that the sale will be completed on the anticipated terms or within the expected timeframe.

During the nine months ended September 30, 2026, the Company generated $2.5 million of cash in operating activities. Operating cash flows were primarily affected by working capital investments associated with the assumption of operations at Autumn Breeze, which was partially offset by non-cash adjustments. Management continues to focus on collections of patient accounts receivable, past due rent and notes receivable. The Company anticipates collecting a portion of past due rent subsequent to quarter end and is negotiating various methods to collect the remaining unpaid rent and notes receivable. However, the timing and amount of collections remain subject to tenant and patient payor performance, reimbursement timing, collection efforts and other factors outside the Company’s control.

At September 30, 2026, the Company had $1.7 million in unrestricted cash and $10.6 million of net accounts receivable, mainly consisting of patient accounts receivables.

As of September 30, 2026, the Company had $42.2 million in indebtedness, net of $0.8 million of deferred financing costs, and unamortized discounts. The Company anticipates net principal repayments of approximately $7.9 million during the next twelve-month period, consisting of approximately $4.0 million of routine debt service amortization, $0.2 million of bond debt payments, and $3.7 million of Southland's maturing debt.

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

Debt Covenant Compliance

As of September 30, 2026, the Company was in compliance with the various financial and administrative covenants under all the Company's outstanding credit related instruments, except with respect to the Southland-related USDA and SBA notes that are subject to the forbearance arrangements.

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

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
(Amounts in 000’s)	2026	2025
Net cash provided by (used in) operating activities	$2,496	$(994)
Net cash (used in) provided by investing activities	(1,568)	5,332
Net cash used in financing activities	(2,099)	(3,818)
Net change in cash and restricted cash	(1,171)	520
Cash and restricted cash at beginning of period	6,064	3,472
Cash and restricted cash, ending	$4,893	$3,992

Nine Months Ended September 30, 2026

Net cash provided by (used in) operating activities—was approximately $2.5 million. The positive cash flow from operating activities were primarily affected by working capital investments associated with the assumption of operations at Autumn Breeze and non-cash adjustments.

Net cash (used in) provided by investing activities —was approximately $1.6 million. This capital expenditure was primarily for leasehold improvements.

Net cash used in financing activities—was approximately $2.1 million. The cash was used to make routine payments totaling $1.3 million for our Senior debt obligations, and $0.7 million for other debt, and cash used for the repurchase of our Series B Preferred Stock was $0.3 million, offset by debt proceeds of $0.3 million.

Nine Months Ended September 30, 2025

Net cash provided by (used in) operating activities—was approximately $1.0 million. The negative cash flow from operating activities was mainly due to the timing of working capital accounts.

Net cash (used in) provided by investing activities—was approximately $5.3 million. This includes $6.0 million of cash acquired in the SunLink merger.

Net cash used in financing activities—was approximately $3.8 million. Cash of $2.7 million was used to repurchase Series B Preferred shares and make routine payments totaling $1.3 million for our senior debt obligations.

Off-Balance Sheet Arrangements

Guarantee

The Company subleased five facilities located in Ohio to the Aspire Sublessees, formerly affiliated with MSTC Development Inc., pursuant to the Aspire Subleases, whereby the Aspire Sublessees took possession of, and commenced operating, the Aspire Facilities as subtenant. The Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at September 30, 2026. For further information see Note 8 – Leases, to the consolidated financial statements included in Part I, Item 1 herein and also Note 8 – Leases included in Part II, Item 8 of the Annual Report.

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

Part II. Other Information

Item 1. Legal Proceedings.

The Company is a defendant in various legal actions and administrative proceedings arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to patients. Although the Company settles cases from time to time when settlement can be achieved on a reasonable basis, the Company vigorously defends any matter in which it believes the claims lack merit and the Company has a reasonable chance to prevail at trial or in arbitration. Litigation is inherently unpredictable. There is no assurance that the outcomes of these matters will not have a material adverse effect on the Company's financial condition. Although arising in the ordinary course of the Company's business, certain of these matters are described in Note 13 – Commitments and Contingencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the nine months ended September 30, 2026, the Company purchased 51,061 shares of its 12.5% Series B Cumulative Preferred shares for a total cost of approximately $321 thousand. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued. There were no open-market repurchases of the Company's other securities.

Item 3. Defaults upon Senior Securities.

Entry into Forbearance Agreements

On February 27, 2026, the Company and its subsidiary, Erin Property Holdings, LLC (the “Borrower”) entered into two forbearance agreements with effective dates of February 1, 2026 (the “Forbearance Agreements”) with Cadence Bank, N.A. (the “Lender”) relating to certain defaults under two loan agreements associated with the Company's Southland facility. The loans consist of a loan with an original principal amount of $5,000,000 (the “USDA Note”) and a loan with an original principal amount of $800,000 (the “SBA Note” and, together with the USDA Note, the “Notes”), each with a stated maturity date of July 27, 2036. The Notes are obligations of the Borrower secured pursuant to a Security Agreement dated July 27, 2011, between the Borrower and the Lender.

Pursuant to the Forbearance Agreements, the Lender agreed, subject to the terms and conditions contained therein, to temporarily forbear from exercising certain rights and remedies arising from the existing defaults under the Notes through February 1, 2027 (the “Forbearance Period”). In consideration of the Lender's agreement to forbear, the Borrower agreed to make a one-time forbearance payment of $21,047.76 and a payment of $6,764.21 relating to the 2026 USDA annual renewal fee, each payable no later than February 27, 2026.

During the Forbearance Period, the Borrower is required to continue making monthly principal and interest payments in accordance with the terms of the Notes. Interest continues to accrue in accordance with the applicable loan documents, and the Forbearance Agreements do not extinguish the Borrower's obligations under the Notes.

Unless the Notes are refinanced, repaid or otherwise addressed pursuant to an agreement with the Lender, the remaining outstanding amounts under the Notes, including applicable principal, accrued interest, late charges and attorneys' fees, will become due upon expiration of the Forbearance Period. Upon expiration or earlier termination of the Forbearance Period, the Lender may exercise its rights and remedies under the applicable loan documents, subject to their terms and applicable law.

The Company continues to evaluate refinancing and other alternatives to address the outstanding obligations under the Notes. There can be no assurance that the Company will successfully complete a refinancing or obtain an extension or other modification of the Forbearance Agreements before the expiration of the Forbearance Period.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangement

During the third quarter of 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K of the Securities Act of 1933, as amended).

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

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	November 13, 2026	/s/ Brent Morrison
Brent Morrison
Chairman, Chief Executive Officer, and Director (Principal Executive Officer)

Date:	November 13, 2026	/s/ Marlie Davis
Marlie Davis
Chief Financial Officer (Principal Financial Officer)